Form 10-Q
period 2014-03-31
OXBRIDGE RE HOLDINGS Ltd
filed 2014-05-13
CIK 1584831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-36346

OXBRIDGE RE HOLDINGS LIMITED

(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Harbour Place, Ground Floor 103 South Church Street, P.O. Box 469 Grand Cayman, Cayman Islands	KY1-9006
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (345) 749-7570

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 5, 2014; 6,000,000 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At March 31, 2014	At December 31, 2013
	(Unaudited)
Assets

Cash and cash equivalents	$28,483	695
Restricted cash and cash equivalents	8,865	10,118
Premiums receivable	41	—
Deferred policy acquisition costs	33	69
Prepayment and other receivables	59	64
Prepaid offering costs	—	417
Property and equipment, net	49	—

Total assets	$37,530	11,363

Liabilities and Shareholders’ Equity

Reserve for losses and loss adjustment expenses	—	—
Loss experience refund payable	1,953	1,367
Unearned premiums reserve	860	2,036
Accounts payable and other liabilities	242	511

Total liabilities	3,055	3,914

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 6,000,000 and 1,115,350 shares issued and outstanding,	6	1
Additional paid-in capital	33,491	6,595
Retained earnings	978	853

Total shareholders’ equity	34,475	7,449

Total liabilities and shareholders’ equity	$37,530	11,363

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Condensed Consolidated Statements of Income (unaudited)

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	Three Months Ended March 31,
	2014	2013
Revenue

Assumed premiums	$58	$—
Change in loss experience refund payable	(586)	—
Change in unearned premiums reserve	1,176	—

Net premiums earned	648	—

Total revenue	648	—

Expenses
Policy acquisition costs	43	—
General and administrative expenses	212	—

Total expenses	255	—

Net income	393	—

Earnings per share
Basic	$0.28	—

Diluted	$0.28	—

Weighted average shares outstanding
Basic	1,386,719	—

Diluted	1,386,719	—

Dividends paid per share	$0.24	—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (unaudited)

(expressed in thousands of U.S. Dollars)

	Three Months Ended March 31,
	2014	2013
Operating activities

Net income	$393	$—
Adjustments to reconcile net income to net cash provided by operating activities:		—
Depreciation	1	—
Change in operating assets and liabilities:		—
Restricted cash and cash equivalents	1,253	—
Premiums receivable	(41)	—
Deferred policy acquisition costs	36	—
Prepayment and other receivables	5	—
Prepaid offering costs	417	—
Loss experience refund payable	586	—
Unearned premiums reserve	(1,176)	—
Accounts payable and other liabilities	(269)	—

Net cash provided by operating activities	$1,205	—

Investing activities
Purchase of property and equipment	(50)	—

Net cash used in investing activities	(50)	—

Financing activities
Proceeds on issuance of share capital	5	—
Additional paid-in capital proceeds, net of offering costs, resulting from Share capital	21,816	—
Share warrants	5,080	—
Dividends paid	(268)	—

Net cash provided by financing activities	26,633	—

Net change in cash and cash equivalents	27,788	—
Cash and cash equivalents at beginning of period	695	—

Cash and cash equivalents at end of period	28,483	—

Supplemental Cash Flows Information
Interest paid	—	—

Income taxes paid	—	—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three months ended March 31, 2014

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2013	1,115,350	$1	6,595	853	7,449

Net proceeds from the sale of ordinary shares (unaudited)	4,884,650	5	21,816	—	21,821

Ordinary share warrants (unaudited)	—	—	5,080	—	5,080

Dividends paid (unaudited)	—	—	—	(268)	(268)

Net income (unaudited)	—	—	—	393	393

Balance at March 31, 2014 (unaudited)	6,000,000	$6	33,491	978	34,475

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2014

1.	ORGANIZATION AND BASIS OF PRESENTATION

(a) Organization

Oxbridge Re Holdings Limited was incorporated as an exempted company on April 4, 2013 under the laws of the Cayman Islands. Oxbridge Re Holdings Limited owns 100% of the equity interest in Oxbridge Reinsurance Limited (the “Subsidiary”), an entity incorporated on April 23, 2013 under the laws of the Cayman Islands and for which a Class “C” Insurer’s license was granted on April 29, 2013 under the provisions of the Cayman Islands Insurance Law. Oxbridge Re Holdings Limited and the Subsidiary (collectively, the “Company”) have their registered offices at P.O. Box 309, Ugland House, Grand Cayman, Cayman Islands.

The Company’s ordinary shares and warrants are listed on the Nasdaq Capital Market under the symbols “OXBR” and “OXBRW” respectively.

The current principal activity of the Company is the provision of collateralized reinsurance to cover excess of loss catastrophe risks of primarily Claddaugh Casualty Insurance Company, Ltd. (“Claddaugh”), a related-party entity domiciled in Bermuda. The Company intends to increase its coverage to provide similar reinsurance arrangements to affiliated and non-affiliated U.S. Gulf Coast property insurers.

(b) Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting and do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s financial position as of March 31, 2014 and the results of operations and cash flows for the periods presented. The results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year ending December 31, 2014 or any other interim period. The accompanying interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the period ended December 31, 2013 included in the Company’s Registration Statement on Form S-1 (as amended), which was declared effective by the SEC on February 28, 2014.

In preparing the interim unaudited condensed consolidated financial statements, management was required to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the financial reporting date and throughout the periods being reported upon. Certain of the estimates result from judgments that can be subjective and complex and consequently actual results may differ from these estimates, which would be reflected in future periods.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2014

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the reserve for losses and loss adjustment expenses and loss experience refund payable. Although considerable variability is inherent in these estimates, management believes that the amounts provided are reasonable. These estimates are continually reviewed and adjusted as necessary. Such adjustments are reflected in current operations.

All significant intercompany balances and transactions have been eliminated.

2.	SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents: Cash and cash equivalents are comprised of cash and short term investments with original maturities of three months or less.

Restricted cash and cash equivalents: Restricted cash and cash equivalents represent funds held in accordance with the Company’s trust agreements with the ceding reinsurer and a trustee, which requires the Company to maintain collateral with a market value greater than or equal to the limit of liability, less unpaid premium.

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts, and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At March 31, 2014, the DAC was considered fully recoverable and no premium deficiency loss was recorded.

Property and equipment: Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the three-month period ending March 31, 2014, there were no impairments in property and equipment.

Allowance for uncollectible receivables: Management evaluates credit quality by evaluating the exposure to individual counterparties; where warranted management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized as income in the year in which they are determined. At March 31, 2014, no receivables were determined to be overdue or impaired and, accordingly, no allowance for uncollectible receivables has been established.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2014

Reserves for losses and loss adjustment expenses: The Company determines its reserves for losses and loss adjustment expenses on the basis of the claims reported by the Company’s ceding insurers, and for losses incurred but not reported, if any, management uses the assistance of an independent actuary. The reserves for losses and loss adjustment expenses represent management’s best estimate of the ultimate settlement costs of all losses and loss adjustment expenses. Management believes that the amounts are adequate; however, the inherent impossibility of predicting future events with precision, results in uncertainty as to the amount which will ultimately be required for the settlement of losses and loss expenses, and the differences could be material. Adjustments are reflected in the consolidated statement of income in the period in which they are determined.

There were no loss and loss adjustment expenses incurred for the three-month period ending March 31, 2014 or from April 4, 2013 (date of incorporation) through December 31, 2013.

Loss experience refund payable: Certain contracts include retrospective provisions that adjust premiums or result in profit commissions in the event losses are minimal or zero. Under such contracts, the Company expects to recognize aggregate liabilities payable to the ceding reinsurer of approximately $2.3 million from June 1, 2013 through May 31, 2014 assuming no losses occur during that period. In accordance with GAAP, the Company will recognize a liability in the period in which the absence of loss experience obligates the Company to pay cash or other consideration under the contract. On the contrary, the Company will derecognize such liability in the period in which a loss experience arises. Such adjustments to the liability, which accrue throughout the contract term, will reduce the liability should a catastrophic loss event covered by the Company occur.

Premiums assumed: The Company records premiums assumed, net of loss experience refunds, as earned pro-rata over the terms of the reinsurance agreements and the unearned portion at the balance sheet date is recorded as unearned premiums reserve. A reserve is made for estimated premium deficiencies to the extent that estimated losses and loss adjustment expenses exceed related unearned premiums. Investment income is not considered in determining whether or not a deficiency exists.

Certain contracts allow for reinstatement premiums in the event of a full limit loss prior to the expiry of a contract. A reinstatement premium is not due until there is a full limit loss event and therefore, in accordance with GAAP, the Company records a reinstatement premium as written only in the event that the reinsured incurs a full limit loss on the contract and the contract allows for a reinstatement of coverage upon payment of an additional premium. For catastrophe contracts which contractually require the payment of a reinstatement premium equal to or greater than the original premium upon the occurrence of a full limit loss, the reinstatement premiums are earned over the original contract period. Reinstatement premiums that are contractually calculated on a pro-rata basis of the original premiums are earned over the remaining coverage period.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2014

Preopening and Organizational Costs: Preopening and organizational costs incurred prior to the commencement of insurance operations were expensed as incurred in the period subsequent to incorporation (April 4, 2013).

Prepaid offering costs: Prepaid offering costs relate to the Company’s Form S-1 and initial public offering and such costs were netted out of the offering proceeds upon consummation of the offering.

Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at March 31, 2014.

Comprehensive income: There were no elements of comprehensive income for the three month period ending March 31, 2014 other than net income disclosed in the condensed consolidated statement of income.

Earnings Per share: Basic earnings per share has been computed on the basis of the weighted-average number of shares of share capital outstanding during the periods presented. Diluted earnings per share is the same as basic earnings per share because the exercise price of the outstanding share capital warrants exceeded the fair value of the shares during the period. In 2014, 8,230,700 warrants to purchase 8,230,700 ordinary shares at $7.50 per share were not dilutive because the exercise price exceeded the average market price during the period.

Recent accounting pronouncements: There have been no recent accounting pronouncements during the three-month period ended March 31, 2014 that are of significance or potential significance to the Company.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2014

3.	CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	March 31, 2014 (in thousands)	December 31, 2013 (in thousands)

Cash on deposit	$28,483	$695
Restricted cash held in trust	8,865	10,118

Total	37,348	10,813

Cash and cash equivalents are held by large and reputable counterparties in the United States of America and in the Cayman Islands. Restricted cash held in trust is custodied with Bank of New York Mellon and is held in accordance with the Company’s trust agreement with the ceding reinsurer and a trustee, which requires that the Company provide collateral having a market value greater than or equal to the limit of liability less unpaid premium. During the period ended March 31, 2014, the ceding insurer released collateral amounting to $1,660,000 to the Company under the terms and conditions of the Company’s reinsurance contract and trust agreement with the ceding insurer.

4.	TAXATION

Under current Cayman Islands law, no corporate entity, including the Company and the Subsidiary, is obligated to pay taxes in the Cayman Islands on either income or capital gains. The Company and the Subsidiary have an undertaking from the Governor-in-Cabinet of the Cayman Islands, pursuant to the provisions of the Tax Concessions Law, as amended, that, in the event that the Cayman Islands enacts any legislation that imposes tax on profits, income, gains or appreciations, or any tax in the nature of estate duty or inheritance tax, such tax will not be applicable to the Company and the Subsidiary or their operations, or to the ordinary shares or related obligations, until April 23, 2033 and May 17, 2033, respectively.

5.	SHAREHOLDERS’ EQUITY

On February 28, 2014, the Company’s Registration Statement on Form S-1, as amended, relating to the initial public offering of the Company’s units was declared effective by the Securities and Exchange Commission. The Registration Statement covered the offer and sale by the Company of 4,884,650 units, each consisting of one ordinary share and one warrant (“Unit”), which were sold to the public on March 26, 2014 at a price of $6.00 per Unit. The ordinary shares and warrants comprising the Units began separate trading on May 9, 2014. The ordinary shares and warrants are traded on the Nasdaq Capital Market under the symbols “OXBR” and “OXBRW,” respectively. One warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per share on or before March 26, 2019. At any time after September 26, 2014 and before the expiration of the warrants, the Company at its option may cancel the warrants in whole or in part, provided that the closing price per ordinary share has exceeded $9.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2014

The initial public offering resulted in aggregate gross proceeds to the Company of approximately $29.3 million (of which approximately $5 million related to the fair value proceeds on the warrants issued) and net proceeds of approximately $26.9 million after deducting underwriting commissions and offering expenses.

In June 2013, the Company completed the sale of 1,115,350 units, each consisting of one of the Company’s ordinary shares and three warrants, in its initial private placement offering. One warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per share on or before May 31, 2018. The initial private placement offering resulted in aggregate gross proceeds to the Company of approximately $6.7 million, of which $3,479,892 related to the fair value proceeds on the warrants issued.

The fair value of the warrants issued in the initial public offering and initial private placement offering of $1.04 per warrant was determined by the Black-Scholes pricing model using the following assumptions: volatility of 48%, an expected life of 5 years, expected dividend yield of 8% and a risk-free interest rate of 1.69%. There were 8,230,700 warrants outstanding at March 31, 2014. No warrants were exercised during the three month period ended March 31, 2014.

On January 19, 2014, the Company’s Board of Directors declared dividends of $0.12 per share for the third and fourth quarters of the period ended December 31, 2013, respectively. Such dividends were resolved to be payable to shareholders of record as of December 31, 2013. On January 19, 2014, the Subsidiary’s Board of Directors declared dividends of $267,684 and during the three month period ended March 31, 2014, the Subsidiary obtained approval from the Cayman Islands Monetary Authority (“CIMA”) and paid dividends amounting to $267,684.

As of March 31, 2014, none of the Company’s retained earnings were restricted from payment of dividends to the Company’s shareholders. However, since most of the Company’s capital and retained earnings are invested in the Subsidiary, a dividend from the Subsidiary would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to CIMA.

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement. See also Note 6.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2014

6.	NET WORTH FOR REGULATORY PURPOSES

The Subsidiary is subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of its license, the Subsidiary is required to maintain a minimum and prescribed capital requirement of $500 in accordance with the Subsidiary’s approved business plan with CIMA. At March 31, 2014, the Subsidiary’s net worth of $6.8 million exceeded the minimum and prescribed capital requirement. For the three-month period ending March 31, 2014, the Subsidiary’s net income was $347,000.

The Subsidiary is not required to prepare separate statutory financial statements for filing with CIMA and, there were no material differences between the Subsidiary’s GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of March 31, 2014 or for the period then ended.

7.	FAIR VALUE AND CERTAIN RISKS AND UNCERTAINTIES

Fair values

With the exception of balances in respect of insurance contracts (which are specifically excluded from fair value disclosures under GAAP), the carrying amounts of all financial instruments, which consist of cash and cash equivalents, restricted cash and cash equivalents, premiums receivable and other receivables, approximate their fair values due to their short-term nature. The Company had no investments at March 31, 2014. The fair value of cash and restricted cash were based on level 1 inputs which consist of unadjusted quoted prices in active markets for identical assets.

Concentration of underwriting risk

Substantially all of the Company’s current insurance business ultimately relates to the risks of one entity domiciled in Florida in the United States that is under common directorship; accordingly the Company’s underwriting risks are not significantly diversified.

Credit risk

The Company’s cash balances are held in custody by two financial institutions in the Cayman Islands and United States of America. The Company is subject to credit risk to the extent that the financial institutions may be unable to fulfil their obligations to repay amounts owed. Management is satisfied that the Company will not suffer a material loss as a result of these concentrations.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

March 31, 2014

8.	COMMITMENTS AND CONTINGENCIES

The Company has an operating lease for office space located at Harbour Place, 103 South Church Street, Grand Cayman, Cayman Islands. The term of the lease is one year which commenced on March 1, 2014. Rent expense under this lease for the three month period ended March 31, 2014 was $3,000 and lease commitments at March 31, 2014 were $33,000.

The Company also has an operating lease for residential space at Britannia Villas #616, Grand Cayman, Cayman Islands. The term of the lease is 13 months, which commenced on October 1, 2013. Rent expense under this lease for the three month period ended March 31, 2014 was $12,600 and lease commitments at March 31, 2014 were $29,400.

As disclosed in Note 5 above, the Company’s initial public offering closed on March 26, 2014. The Company is party to an Underwriting Advisory Agreement under which a minimum fee of $75,000 is payable within 30 days after the completion of the Company’s initial public offering to an underwriting consultant under such contract.

9.	RELATED PARTY TRANSACTIONS

During the period ended December 31, 2013, the Company paid brokerage fees of $116,651 to Advocate Reinsurance Partners LLC, a company in which a former director of the Company holds a senior partner position. Included within policy acquisition costs on the condensed consolidated statements of income is an amount of $29,162 relating to the amortization of related party brokerage fees during the three-month period ended March 31, 2014.

Except as disclosed elsewhere in these condensed consolidated financial statements and notes thereto, there were no other related party transactions and balances for the three-month period ending as of or at March 31, 2014.

10.	SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements. Except as disclosed in Note 5 of these condensed consolidated financial statements and notes thereto, there were no subsequent events and transactions that require disclosure in our financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including in this Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result, “ and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors “ contained in our Prospectus filed with the Securities and Exchange Commission (“SEC”) on March 21, 2014. We undertake no obligation to publicly update or revise any forward -looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward -looking statements which speak only to the dates on which they were made.

GENERAL

The following is a discussion and analysis of our results of operations for the three months ended March 31, 2014 and our financial condition as of March 31, 2014 and December 31, 2013. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Prospectus filed with the SEC on March 21, 2014. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiary, Oxbridge Reinsurance Limited, unless the context dictates otherwise.

Overview

We are a Cayman Islands specialty property and casualty reinsurer that provides reinsurance solutions through our subsidiary, Oxbridge Reinsurance Limited. We focus on underwriting fully-collateralized reinsurance contracts primarily for property and casualty insurance companies in the Gulf Coast region of the United States, with an initial emphasis on Florida. We intend to specialize in underwriting medium frequency, high severity risks, where we believe sufficient data exists to analyze effectively the risk/return profile of reinsurance contracts.

We intend to underwrite reinsurance contracts on a selective and opportunistic basis as opportunities arise based on our goal of achieving favorable long-term returns on equity for our shareholders. Our goal is to achieve long-term growth in book value per share by writing business that will generate attractive underwriting profits relative to the risk we bear. Unlike other insurance and reinsurance companies, we do not intend to pursue an aggressive investment strategy and instead will focus our business on underwriting profits rather than investment profits. Our initial business focus will be on fully collateralized reinsurance contracts for property catastrophes in the Gulf Coast region of the United States with an initial emphasis on Florida, and within that market and risk category, we will attempt to select the most economically attractive opportunities across a variety of property and casualty insurers. As our capital base grows, however, we expect that we will consider growth opportunities in other geographic areas and risk categories.

Our level of profitability is primarily determined by how adequately our premiums assumed and investment income (if any) cover our costs and expenses, which consist primarily of acquisition costs and other underwriting expenses, claim payments and administrative expenses. One factor leading to variation in our operational results is the timing and magnitude of any follow on offerings we undertake, as we are able to deploy new capital to collateralize new reinsurance treaties and consequently, earn additional premium revenue. In addition, our results of operations may be seasonal in that hurricanes and other tropical storms typically occur during the period from June 1 through November 30. Further, our results of operations may be subject to significant variations due to factors affecting the property and casualty insurance industry in general, which include competition, legislation, regulation, general economic conditions, judicial trends, and fluctuations in interest rates and other changes in the investment environment.

Recent Events

Effective January 1, 2014, we entered into a property catastrophe excess of loss reinsurance contract with an unrelated insurer domiciled in Dallas, Texas. The contract expires on March 1, 2015, and under the terms of the agreement, we undertake to provide $250,000 of fully-collateralized coverage, with a reinstatement option for an additional $250,000 of coverage.

On January 19, 2014, our board of directors declared a dividend of $0.12 per ordinary share for the third quarter of 2013, which was paid on February 14, 2014 to stockholders of record as of December 31, 2013. Also on January 19, 2014, our board of directors declared a dividend of $0.12 per ordinary share for the fourth quarter of 2013, which was paid on February 21, 2014 to stockholders of record as of December 31, 2013.

On March 26, 2014, we closed our initial public offering of 4,884,650 units at a public offering price of $6.00 per unit. We raised $29.3 million from our initial public offering and received $26.9 million net of underwriting expenses.

PRINCIPAL REVENUE AND EXPENSE ITEMS

Revenues

We will derive our revenues from two principal sources:

•	premiums assumed from reinsurance on property and casualty business; and

•	income from investments.

Premiums assumed include all premiums received by a reinsurance company during a specified accounting period, even if the policy provides coverage beyond the end of the period. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in the unearned premiums reserve and are realized as revenue in subsequent periods over the remaining term of the policy. Our policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2013, one-half of the premiums were earned in 2013 and the other half would be earned during 2014.

Premiums from reinsurance on property and casualty business assumed are directly related to the number, type and pricing of contracts we write.

Premiums assumed are recorded net of change in loss experience refund, which consists of changes in amounts due to the cedant under one of our reinsurance contracts. The contract contains retrospective provisions that adjusts premiums in the event losses are minimal or zero. We recognize a liability pro-rata over the period in which the absence of loss experience obligates us to refund premium under the contract and, we will derecognize such liability in the period in which a loss experience arises. The change in loss experience refund is negatively correlated to loss and loss adjustment expenses described below.

Income from our investments will primarily be comprised of interest income, dividends and gains, and net realized and unrealized gains on investment securities. Such income will be primarily derived from the company’s capital which will be held in trust accounts that collateralize the reinsurance policies that we write. The investment parameters for capital held in such trust accounts will generally be established by the cedant for the relevant policy.

Expenses

Our expenses consist primarily of the following:

•	underwriting losses and loss adjustment expenses;

•	acquisition costs; and

•	general and administrative expenses.

Loss and loss adjustment expenses are a function of the amount and type of reinsurance contracts we write and of the loss experience of the underlying coverage. As described below, loss and loss adjustment expenses are based on the claims reported by our company’s ceding insurers, and where necessary, includes an actuarial analysis of the estimated losses, including losses incurred during the period and changes in estimates from prior periods. Depending on the nature of the contract, loss and loss adjustment expenses may be paid over a period of years.

Acquisition costs consist primarily of brokerage fees, ceding commissions, premium taxes and other direct expenses that relate to our writing reinsurance contracts. We amortize deferred acquisition costs over the related contract term.

General and administrative expenses consist primarily of salaries and benefits and related costs, including costs associated with our professional fees, rent and other general operating expenses.

ANALYSIS OF FINANCIAL CONDITION – MARCH 31, 2014 COMPARED TO DECEMBER 31, 2013

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our accompanying condensed unaudited consolidated financial statements and related notes.

During the three months ended March 31, 2014, our combined cash and cash equivalents and restricted cash and cash equivalents positions increased by approximately $26.5 million, which was primarily as a result of the completion of our initial public offering on March 26, 2014. The increase in ordinary share capital and additional paid-in capital of $26.9 million was also attributable to the completion of our initial public offering on March 26, 2014. Refer to further disclosure in Note 5 of the notes to the Condensed Consolidated Financial Statements included within this report.

MEASUREMENT OF RESULTS

We use various measures to analyze the growth and profitability of business operations. For our reinsurance business, we measure growth in terms of premiums assumed and we measure underwriting profitability by examining our loss, underwriting expense and combined ratios. We analyze and measure profitability in terms of net income and return on average equity.

Premiums Assumed. We use gross premiums assumed (net of loss experience refunds) to measure our sales of reinsurance products. Gross premiums assumed also correlates to our ability to generate net premiums earned. During the three-month period ended March 31, 2014, we assumed premiums of $58 thousand. We did not assume any premiums during the three-month period ended March 31, 2013 as we did not begin underwriting until June 2013.

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. There were no losses incurred during the three-month period ended March 31, 2014.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio for the three-month period ended March 31, 2014 was 6.6%

We have no acquisition cost ratio to report for the comparable period in 2013 as we did not begin underwriting until June 2013.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and other administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio for the three-month period ended March 31, 2014 was 39.4%. We have no expense ratio to report for the comparable period in 2013 as we did not being underwriting until June 2013.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, we are not underwriting profitably and may not be profitable. The combined ratio for the three-month period ended March 31, 2014 was 39.4%. We have no combined ratio to report for the comparable period in 2013 as we did not being underwriting until June 2013.

RESULTS OF OPERATIONS

Please refer to our Condensed Consolidated Statements of Income on page 4 of this Quarterly Report on Form 10-Q for a summary of our results of operations for the three months ended March 31, 2014. We were incorporated in April 2013, and entered into our first two fully-collateralized reinsurance contracts on June 1, 2013. As such, there is no comparative financial information for the three month period ended March 31, 2013.

Premium Income. For the three-month period ended March 31, 2014, we assumed premiums of $58 thousand from an unrelated insurer and recognized a total of $648 thousand of earned premium (net of loss experience refund). Premiums earned reflects the pro rata inclusion into income of premiums assumed (net of loss experience refund) over the life of the reinsurance contracts.

Losses Incurred. There were no losses incurred for the three-month period ended March 31, 2014. For the three-month period ended March 31, 2014, we have recognized within premium income above, a loss experience refund charge of $586 thousand, representing a pro-rated liability over the period in which the absence of loss experience under one of the reinsurance contracts obligates us to refund premium to our ceding reinsurer.

Acquisition Costs. Acquisition costs for the three-month period ended March 31, 2014 totaled $43 thousand. These acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on contracts written in June 2013 and January 2014. Deferred acquisition costs are limited to the amount expected to be recovered from future earned premiums and anticipated investment income.

General and Administrative Expenses. General and administrative expenses for the three-month period ended March 31, 2014 were $212 thousand. We expect our general and administrative expenses to increase given that we are now subject to reporting requirements applicable to public companies.

Exposure to Catastrophes

As with other reinsurers, our operating results and financial condition could be adversely affected by volatile and unpredictable natural and man-made disasters, such as hurricanes, windstorms, earthquakes, floods, fires, riots and explosions. Although we attempt to limit our exposure to levels we believe are acceptable, it is possible that an actual catastrophic event or multiple catastrophic events could have a material adverse effect on our financial condition, results of operations and cash flows. As described under “CRITICAL ACCOUNTING POLICIES—Reserves for Losses and Loss Adjustment Expenses” below, under U.S. GAAP, we are not permitted to establish loss reserves with respect to losses that may be incurred under reinsurance contracts until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date may be established, with no provision for a contingency reserve to account for expected future losses.

LIQUIDITY AND CAPITAL RESOURCES

General

We are organized as a holding company with no operations of our own. All of our operations are conducted through our sole reinsurance subsidiary, Oxbridge Reinsurance Limited, which underwrites risks associated with our property and casualty reinsurance programs. We have minimal continuing cash needs which are principally related to the payment of administrative expenses and shareholder dividends. There are restrictions on Oxbridge Reinsurance Limited’s ability to pay dividends which are described in more detail below.

Sources and Uses of Funds

Our sources of funds will primarily consist of premium receipts (net of brokerage and ceding commissions) and investment income, including realized gains. We expect to use cash to pay losses and loss adjustment expenses, commissions, dividends, and general and administrative expenses. Substantially all of our surplus funds, net of funds required for cash liquidity purposes, will be invested in accordance with our investment guidelines. Our investment portfolio will be primarily comprised of publicly-traded securities, which we will classify as trading securities and can be liquidated to meet current liabilities. We believe that we will have sufficient flexibility to liquidate the long securities that we will own in a rising market to generate liquidity.

Since inception, we have financed our cash flow requirements through issuance of our ordinary shares and net premiums received. In May 2013, we issued and sold 1,115,350 ordinary shares in a private placement to a group of accredited investors, including certain of our officers and directors, for an aggregate purchase price of approximately $6.7 million. During the three months ended March 31, 2014, our cash and restricted cash positions increased by approximately $26.5 million primarily as a result of the completion of our initial public offering on March 26, 2014. We intend to use approximately half of the proceeds from our initial public offering to increase the statutory capital and surplus of our insurance subsidiary. We believe our cash from net premiums and investment income (if any) will be sufficient to cover our cash outflows for at least the next 12 months.

During the three month period ended March 31, 2014, net cash provided by operating activities amounted to approximately $1.2 million and net cash used in investing activities amounted to $50 thousand. These investing activities were primarily the purchase of property and equipment for our new office. Net cash provided by financing activities amounted to approximately $26.6 million, and represented cash provided through the initial public offering, net of offering expenses and dividends paid to shareholders. On January 19, 2014, our board of directors declared a dividend of $0.12 per ordinary share for the third quarter of 2013 to be paid on February 14, 2014 to stockholders of record as of December 31, 2013. Also on January 19, 2014, our board of directors declared a dividend of $0.12 per ordinary share for the fourth quarter of 2013 to be paid on February 21, 2014 to stockholders of record as of December 31, 2013.

As of March 31, 2014, we believe we had sufficient cash flow from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, together with the net proceeds of the initial public offering. We have no plans to issue debt and expect to fund our operations for the foreseeable future from operating cash flow and the net proceeds of the initial public offering. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited is subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for Oxbridge Reinsurance Limited is $500. As of March 31, 2014, Oxbridge Reinsurance Limited exceeded the minimum required. By law, Oxbridge Reinsurance Limited is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2014:

	Payment Due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease (1)	$29	29	—	—	—
Underwriting advisory agreement (2)	75	75	—	—	—
Operating Lease (3)	33	33	—	—	—

Total	$137	$137	—	—	—

(1)	On October 1, 2013, we entered into an operating lease agreement for residential space at Britannia Villas #616, Grand Cayman, Cayman Islands. The term of the lease is 13 months which commenced on October 1, 2013. Rent expense for the three-month period ended March 31, 2014 was $12,600 and lease commitments at March 31, 2014 were $29,400.

(2)	On January 19, 2014, we entered into an underwriting advisory agreement with an underwriting consultant, under which the terms provide for a minimum fee of $75,000 to be payable to the underwriting consultant within 30 days after the completion of our initial public offering.
(3)	On February 3, 2014, we entered into an operating lease agreement for office space at Harbour Place, 103 South Church, Grand Cayman, Cayman Islands. The term of the lease is 12 months which commenced on March 1, 2014, at $3,000 per month. Rent expense for the three-month period ended March 31, 2014 was $3,000 and lease commitments at March 31, 2014 were $33,000.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

CRITICAL ACCOUNTING POLICIES

We are required to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. These accounting policies pertain to premium revenues and risk transfer, reserve for loss and loss adjustment expenses and the reporting of deferred acquisition costs.

Premium Revenue and Risk Transfer. We record premiums revenue as earned pro-rata over the terms of the reinsurance agreements and the unearned portion at the balance sheet date is recorded as unearned premiums reserve. A reserve is made for estimated premium deficiencies to the extent that estimated losses and loss adjustment expenses exceed related unearned premiums. Investment income is not considered in determining whether or not a deficiency exists.

We account for reinsurance contracts in accordance with ASC 944, ‘‘Financial Services – Insurance.” Assessing whether or not a reinsurance contract meets the conditions for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums written. If we determine that a reinsurance contract does not transfer sufficient risk, we must account for the contract as a deposit liability.

Reserves for Losses and Loss Adjustment Expenses. We determine our reserves for losses and loss adjustment expenses on the basis of the claims reported by our ceding insurers, and for losses incurred but not reported, if any, we will use the assistance of an independent actuary. The reserves for losses and loss adjustment expenses represent management’s best estimate of the ultimate settlement costs of all losses and loss adjustment expenses. We believe that the amounts that are determined by us will be adequate; however, the inherent impossibility of predicting future events with precision, results in uncertainty as to the amount which will ultimately be required for the settlement of losses and loss expenses, and the differences could be material.

Under U.S. GAAP, we are not permitted to establish loss reserves until the occurrence of an actual loss event. As a result, only loss reserves applicable to losses incurred up to the reporting date may be recorded, with no allowance for the provision of a contingency reserve to account for expected future losses. Losses arising from future events, which could be substantial, are estimated and recognized at the time the loss is incurred.

Deferred Acquisition Costs. We defer certain expenses that are directly related to and vary with producing reinsurance business, including brokerage fees on gross premiums assumed, premium taxes and certain other costs related to the acquisition of reinsurance contracts. These costs are capitalized and the resulting asset, deferred acquisition costs, is amortized and charged to expense in future periods as premiums assumed are earned. The method followed in computing deferred acquisition costs limits the amount of such deferral to its estimated realizable value. The ultimate recoverability of deferred acquisition costs is dependent on the continued profitability of our reinsurance underwriting. If our underwriting ceases to be profitable, we may have to write off a portion of our deferred acquisition costs, resulting in a further charge to income in the period in which the underwriting losses are recognized.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Because we are a smaller reporting company, we are not required to provide this information.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Financial Controller (our principal financial officer), we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Financial Controller have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently involved in any litigation or arbitration. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the section entitled “Risk Factors” in our prospectus, which was filed with the Securities and Exchange Commission on March 21, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended March 31, 2014.

Repurchases of Equity Securities

There were no repurchases of equity securities during the quarter ended March 31, 2014.

Use of Proceeds from Initial Public Offering

On February 28, 2014, our Registration Statement on Form S-1, as amended (File No. 333-193577) (the “Initial Registration Statement”), relating to our initial public offering of our units, ordinary shares, and warrants was declared effective by the Securities and Exchange Commission. In order to increase the number of units, ordinary shares, and warrants registered under the Initial Registration Statement, we filed another Registration Statement on Form S-1 (File No. 333-194648) pursuant to Rule 462(b), which was effective upon filing on March 18, 2014 (the “462(b) Registration Statement”). The Initial Registration Statement together with the 462(b) Registration Statement covered the offer and sale by us of 4,884,650 units (the “Units”), with each Unit consisting of one ordinary share and one warrant (each a “Warrant”), which were sold to the public on March 26, 2014 at a price of $6.00 per Unit. Each Warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per ordinary share (which is 125% of the public offering price) until March 26, 2019. Thus, we have reserved 4,884,650 ordinary shares for issuance upon exercise of the Warrants. Our initial public offering closed on March 26, 2014 resulting in aggregate gross proceeds to us of approximately $29.3 million and aggregate net proceeds of approximately $26.9 million after deducting an aggregate of $1,541,356 in commissions paid to placement agents and approximately $865,000 in offering expenses. As of May 3, 2014, we have a total of 6,000,000 ordinary shares issued and outstanding, which number includes the 4,884,650 ordinary shares underlying the Units issued in our initial public offering. Capitol Securities Management, Inc. acted as the representative of the placement agents in the initial public offering.

No offering expenses were paid directly or indirectly to any of our directors or officers or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

From February 28, 2014 to March 31, 2014, we have not used any of the net proceeds of the offering.

There has been no material change in the use of proceeds from our initial public offering as described in the final prospectus filed with the Securities and Exchange Commission on March 21, 2014.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit No.	Document

3.1	Second Amended and Restated Memorandum and Articles of Association of Oxbridge Re Holdings Limited (Incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed on February 18, 2014 (File No. 333-193577)).

4.1	Form of Warrant Agreement between Oxbridge Re Holdings Limited and Broadridge Corporate Issuer Solutions, Inc. (Incorporated herein by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed on February 18, 2014 (File No. 333-193577)).

4.2	Form of Warrant Agreement issued to investors in May/June 2013 Private Placement (Incorporated herein by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed on January 27, 2014 (File No. 333-193577)).

4.3	Form of Amendment Letter for warrants issued in May/June 2013 Private Placement (Incorporated herein by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1 filed on February 18, 2014 (File No. 333-193577)).

10.1	Excess of Loss Retrocession Contract, effective on June 1, 2013, between Oxbridge Reinsurance Limited and Claddaugh Casualty Insurance Company, Ltd. (Incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed on January 27, 2014 (File No. 333-193577)).

10.2	Excess of Loss Retrocession Contract, effective on June 1, 2013, between Oxbridge Reinsurance Limited and Claddaugh Casualty Insurance Company, Ltd. (Incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on January 27, 2014 (File No. 333-193577)).

10.3	Executive Employment Agreement, dated July 18, 2013, by and between Oxbridge Re Holdings Limited and Sanjay Madhu (Incorporated herein by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed on January 27, 2014 (File No. 333-193577)).

10.4	Offer of Employment from Oxbridge Re Holdings Limited to Wrendon Timothy, executed on August 1, 2013 (Incorporated herein by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed on January 27, 2014 (File No. 333-193577)).

10.5	License Agreement, dated May 23, 2013, between IPH Limited and Oxbridge Re Holdings Limited (Incorporated herein by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed on January 27, 2014 (File No. 333-193577)).

10.6	Underwriting Advisory Agreement, dated January 19, 2014, between Resonant Consultants, Ltd. and Oxbridge Re Holdings Limited (Incorporated herein by reference to Exhibit 10.6 to the Registration Statement on Form S-1 filed on January 27, 2014 (File No. 333-193577)).

10.7	Form of Escrow Agreement among Capital Securities Management, Inc., Oxbridge Re Holdings Limited and SunTrust Bank, N.A. (Incorporated herein by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on January 27, 2014 (File No. 333-193577)).

10.8	Form of Lock–Up Agreement (Incorporated herein by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed on January 27, 2014 (File No. 333-193577)).

10.9	Lease between Harbour View Investments Ltd. and Oxbridge Re Holdings Ltd. (Incorporated herein by reference to Exhibit 10.9 to Amendment No. 1 to the Registration Statement on Form S-1 filed on February 18, 2014 (File No. 333-193577)).

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Financial Controller pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and Financial Controller pursuant to 18 U.S.C. §1350.

101	The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Cash Flows, (iv) the Condensed Statements of Changes in Shareholders’ Equity and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: May 13, 2014	By:	/s/ SANJAY MADHU
Sanjay Madhu
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 13, 2014	By:	/s/ WRENDON TIMOTHY
Wrendon Timothy
Financial Controller and Secretary
(Principal Financial Officer and Principal Accounting Officer)