Form 10-Q
period 2014-06-30
OXBRIDGE RE HOLDINGS Ltd
filed 2014-08-14
CIK 1584831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 11, 2014; 6,000,000 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At June 30, 2014	At December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$27,956	695
Restricted cash and cash equivalents	8,876	10,118
Premiums receivable	13,483	—
Deferred policy acquisition costs	291	69
Prepayment and other receivables	160	64
Prepaid offering costs	—	417
Property and equipment, net	49	—

Total assets	$50,815	11,363

Liabilities and Shareholders’ Equity
Reserve for losses and loss adjustment expenses	$—	—
Loss experience refund payable	3,027	1,367
Unearned premiums reserve	12,653	2,036
Accounts payable and other liabilities	69	511

Total liabilities	15,749	3,914

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 6,000,000 and 1,115,350 shares issued and outstanding	6	1
Additional paid-in capital	33,540	6,595
Retained earnings	1,520	853

Total shareholders’ equity	35,066	7,449

Total liabilities and shareholders’ equity	$50,815	11,363

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Condensed Consolidated Statements of Income (unaudited)

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Revenue
Assumed premiums	$13,767	4,886	$13,825	4,886
Change in loss experience refund payable	(1,075)	(195)	(1,660)	(195)
Change in unearned premiums reserve	(11,793)	(4,479)	(10,617)	(4,479)

Net premiums earned	899	212	1,548	212

Total revenue	899	212	1,548	212

Expenses
Policy acquisition costs & underwriting expenses	130	14	173	14
Preopening and organizational costs	—	145	—	145
General and administrative expenses	228	53	440	53

Total expenses	358	212	613	212

Net income	$541	—	$935	—

Earnings per share
Basic	$0.09	—	$0.25	—

Diluted	$0.09	—	$0.25	—

Weighted average shares outstanding
Basic	6,000,000	—	3,706,104	—

Diluted	6,000,000	—	3,706,104	—

Dividends paid per share	$—	—	$0.24	—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (unaudited)

(expressed in thousands of U.S. Dollars)

	Six Months Ended
	June 30,
	2014	2013
Operating activities
Net income	$935	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5	—
Change in operating assets and liabilities:
Restricted cash and cash equivalents	1,242	—
Premiums receivable	(13,483)	(4,721)
Deferred policy acquisition costs	(222)	(152)
Prepayment and other receivables	(96)	(7)
Prepaid offering costs	417	(162)
Loss experience refund payable	1,660	195
Unearned premiums reserve	10,617	4,479
Accounts payable and other liabilities	(442)	270

Net cash provided by/(used in) operating activities	$633	(98)

Investing activity
Purchase of property and equipment	(54)	—

Financing activities
Proceeds on issuance of share capital	5	1
Additional paid-in capital proceeds, net of offering costs, resulting from Share capital	21,865	3,174
Share warrants	5,080	3,480
Dividends paid	(268)	—

Net cash provided by financing activities	26,682	6,655

Net change in cash and cash equivalents	27,261	6,557
Cash and cash equivalents at beginning of period	695	—

Cash and cash equivalents at end of period	27,956	6,557

Supplemental Cash Flows Information
Interest paid	—	—

Income taxes paid	—	—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Six months ended June 30, 2014

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	Ordinary Shares		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2013	1,115,350	$1	6,595	853	7,449
Net proceeds from the sale of ordinary shares (unaudited)	4,884,650	5	21,865	—	21,870
Ordinary share warrants (unaudited)	—	—	5,080	—	5,080
Dividends paid (unaudited)	—	—	—	(268)	(268)
Net income (unaudited)	—	—	—	935	935

Balance at June 30, 2014 (unaudited)	6,000,000	$6	33,540	1,520	35,066

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2014

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

The Company, through the Subsidiary, provides collateralized reinsurance to cover excess of loss catastrophe risks of various affiliated and non-affiliated ceding insurers, including Claddaugh Casualty Insurance Company, Ltd. (“Claddaugh”) and Homeowners Choice Property & Casualty Insurance Company (“HCPCI”), which are related-party entities domiciled in Bermuda and Florida, respectively.

(b) Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting and do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of June 30, 2014 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year ended December 31, 2014 or any other interim period. The accompanying interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the period ended December 31, 2013 included in the Company’s Registration Statement on Form S-1 (as amended), which was declared effective by the SEC on February 28, 2014.

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

June 30, 2014

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

Restricted cash and cash equivalents: Restricted cash and cash equivalents represent funds held in accordance with the Company’s trust agreements with ceding insurers and a trustee, which requires the Company to maintain collateral with a market value greater than or equal to the limit of liability, less unpaid premium.

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts, and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At June 30, 2014, the DAC was considered fully recoverable and no premium deficiency loss was recorded.

Property and equipment: Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the three-month and six-month periods ended June 30, 2014, there were no impairments in property and equipment.

Allowance for uncollectible receivables: Management evaluates credit quality by evaluating the exposure to individual counterparties; where warranted management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized as income in the year in which they are determined. At June 30, 2014, no receivables were determined to be overdue or impaired and, accordingly, no allowance for uncollectible receivables has been established.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2014

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

There were no losses or loss adjustment expenses incurred for the three-month and six-month periods ended June 30, 2014 and 2013.

Loss experience refund payable: Certain contracts include retrospective provisions that adjust premiums or result in profit commissions in the event losses are minimal or zero. Under such contracts, the Company expects to recognize aggregate liabilities payable to the ceding insurers of approximately $8.2 million from June 1, 2014 through May 31, 2015 assuming no losses occur during that period. In accordance with GAAP, the Company will recognize a liability in the period in which the absence of loss experience obligates the Company to pay cash or other consideration under the contracts. On the contrary, the Company will derecognize such liability in the period in which a loss experience arises. Such adjustments to the liability, which accrue throughout the contract terms, will reduce the liability should a catastrophic loss event covered by the Company occur.

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

Certain contracts allow for reinstatement premiums in the event of a full limit loss prior to the expiry of the contract. A reinstatement premium is not due until there is a full limit loss event and therefore, in accordance with GAAP, the Company records a reinstatement premium as written only in the event that the reinsured incurs a full limit loss on the contract and the contract allows for a reinstatement of coverage upon payment of an additional premium. For catastrophe contracts which contractually require the payment of a reinstatement premium equal to or greater than the original premium upon the occurrence of a full limit loss, the reinstatement premiums are earned over the original contract period. Reinstatement premiums that are contractually calculated on a pro-rata basis of the original premiums are earned over the remaining coverage period.

Preopening and Organizational Costs: Preopening and organizational costs incurred prior to the commencement of insurance operations were expensed as incurred in the period subsequent to incorporation (April 4, 2013).

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2014

Prepaid offering costs: Prepaid offering costs relate to the Company’s Form S-1 and initial public offering and such costs were netted out of the offering proceeds upon consummation of the offering.

Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at June 30, 2014.

Comprehensive income: There were no elements of comprehensive income for the three-month and six-month periods ended June 30, 2014 other than net income disclosed in the condensed consolidated statements of income.

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

Recent accounting pronouncements: There have been no recent accounting pronouncements during the three-month or six-month periods ended June 30, 2014 that are of significance or potential significance to the Company.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2014

3.	CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	June 30, 2014 (in thousands)	December 31, 2013 (in thousands)
Cash on deposit	$27,956	$695
Restricted cash held in trust	8,876	10,118

Total	36,832	10,813

Cash and cash equivalents are held by large and reputable counterparties in the United States of America and in the Cayman Islands. Restricted cash held in trust is custodied with Bank of New York Mellon (“BNY Mellon”) and is held in accordance with the Company’s trust agreements with the ceding insurers and a trustee, which requires that the Company provide collateral having a market value greater than or equal to the limit of liability less unpaid premium. Subsequent to the period ended June 30, 2014, the Company transferred collateral amounting to approximately $17.5 million to trust accounts held with BNY Mellon under the terms and conditions of the Company’s new reinsurance contracts and trust agreement with the ceding insurers.

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

On February 28, 2014, the Company’s Registration Statement on Form S-1, as amended, relating to the initial public offering of the Company’s units was declared effective by the SEC. The Registration Statement covered the offer and sale by the Company of 4,884,650 units, each consisting of one ordinary share and one warrant (“Unit”), which were sold to the public on March 26, 2014 at a price of $6.00 per Unit. The ordinary shares and warrants comprising the Units began separate trading on May 9, 2014. The ordinary shares and warrants are traded on the Nasdaq Capital Market under the symbols “OXBR” and “OXBRW,” respectively. One warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per share on or before March 26, 2019. At any time after September 26, 2014 and before the expiration of the warrants, the Company at its option may cancel the warrants in whole or in part,

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2014

provided that the closing price per ordinary share has exceeded $9.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period.

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

The fair value of the warrants issued in the initial public offering and initial private placement offering of $1.04 per warrant was determined by the Black-Scholes pricing model using the following assumptions: volatility of 48%, an expected life of 5 years, expected dividend yield of 8% and a risk-free interest rate of 1.69%. There were 8,230,700 warrants outstanding at June 30, 2014. No warrants were exercised during the three-month or six-month periods ended June 30, 2014.

On January 19, 2014, the Company’s Board of Directors declared dividends of $0.12 per share for the third quarter and the fourth quarter of the year ended December 31, 2013. Such dividends were resolved to be payable to shareholders of record as of December 31, 2013. On January 19, 2014, the Subsidiary’s Board of Directors declared dividends of $267,684, and during the six month period ended June 30, 2014, the Subsidiary obtained approval from the Cayman Islands Monetary Authority (“CIMA”) and paid dividends amounting to $267,684.

As of June 30, 2014, none of the Company’s retained earnings were restricted from payment of dividends to the Company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in the Subsidiary, a dividend from the Subsidiary would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to CIMA.

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement. See also Note 6.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2014

6.	NET WORTH FOR REGULATORY PURPOSES

The Subsidiary is subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of its license, the Subsidiary is required to maintain a minimum and prescribed capital requirement of $500 in accordance with the Subsidiary’s approved business plan filed with CIMA. At June 30, 2014, the Subsidiary’s net worth of $7.3 million exceeded the minimum and prescribed capital requirement. For the three-month and six-month periods ended June 30, 2014, the Subsidiary’s net income was $484 thousand and $832 thousand respectively.

The Subsidiary is not required to prepare separate statutory financial statements for filing with CIMA and, there were no material differences between the Subsidiary’s GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of June 30, 2014 or for the periods then ended.

7.	FAIR VALUE AND CERTAIN RISKS AND UNCERTAINTIES

Fair values

With the exception of balances in respect of insurance contracts (which are specifically excluded from fair value disclosures under GAAP), the carrying amounts of all financial instruments, which consist of cash and cash equivalents, restricted cash and cash equivalents, premiums receivable and other receivables, accounts payable and accruals, approximate their fair values due to their short-term nature. The Company had no investments at June 30, 2014. The fair value of cash and cash equivalents and restricted cash and cash equivalents were based on level 1 inputs which consist of unadjusted quoted prices in active markets for identical assets.

Concentration of underwriting risk

Substantially all of the Company’s current reinsurance business ultimately relates to the risks of two entities domiciled in Florida in the United States, one of which is under common directorship; accordingly the Company’s underwriting risks are not significantly diversified.

Credit risk

The Company’s cash and cash equivalents and restricted cash and cash equivalents balances are held in custody by two financial institutions in the Cayman Islands and United States of America. The Company is subject to credit risk to the extent that the financial institutions may be unable to fulfil their obligations to repay amounts owed. Management is satisfied that the Company will not suffer a material loss as a result of these concentrations.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2014

8.	COMMITMENTS AND CONTINGENCIES

The Company has an operating lease for office space located at Harbour Place, 103 South Church Street, Grand Cayman, Cayman Islands. The term of the lease is one year which commenced on March 1, 2014. Rent expense under this lease for the three-month and six-month periods ended June 30, 2014 were $9,000 and $12,000 respectively, and lease commitments at June 30, 2014 were $24,000.

The Company also has an operating lease for residential space at Britannia Villas #616, Grand Cayman, Cayman Islands. The term of the lease is 13 months, which commenced on October 1, 2013. Rent expense under this lease for the three-month and six-month periods ended June 30, 2014 were $12,600 and $25,200 respectively, and lease commitments at June 30, 2014 were $16,800.

9.	RELATED PARTY TRANSACTIONS

During the period ended December 31, 2013, the Company paid brokerage fees of $116,651 to Advocate Reinsurance Partners LLC, a company in which a former director of the Company holds a senior partner position. Included within policy acquisition costs and underwriting expenses on the condensed consolidated statements of income are amounts equal to $19,442 and $48,605 relating to the amortization of related-party brokerage fees during the three-month and six-month periods ended June 30, 2014 respectively and $9,721 for the three-month and six-month periods ended June 30, 2013.

During the three-month and six-month periods ended June 30, 2014 and 2013, the Company entered into reinsurance agreements with Claddaugh and/or HCPCI, both related entities through common directorships. At June 30, 2014, included within premium receivable, loss experience refund payable and unearned premiums on the condensed consolidated balance sheets are amounts equal to $4,884,300, $2,568,300 and $4,647,500 respectively, relating to reinsurance agreements with Claddaugh and/or HCPCI (and at December 31, 2013: $0, $1,367,100 and $2,036,046). During the three-month and six-month periods ended June 30, 2014 and 2013, included within assumed premiums, change in loss experience refund payable and change in unearned premium reserve on the condensed consolidated statements of income are related-party amounts as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Revenue
Assumed premiums	$5,070	4,886	$5,070	4,886
Change in loss experience refund payable	(615)	(195)	(1,201)	(195)
Change in unearned premiums reserve	(3,833)	(4,479)	(2,611)	(4,479)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

June 30, 2014

Except as disclosed elsewhere in these condensed consolidated financial statements and notes thereto, there were no other related party balances at June 30, 2014 or related party transactions for the three-month and six-month periods ended June 30, 2014.

10.	SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

In July 2014, collateral amounting to approximately $17.5 million was deposited into trust accounts with BNY Mellon, which inure to the benefit of ceding insurers under the terms and conditions of the Company’s reinsurance treaties.

On July 6, 2014, the Company’s and Subsidiary’s Boards of Directors declared dividends amounting to $720,000 payable to shareholders of record as of August 8, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including in this Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result, ” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” contained in our Prospectus filed with the Securities and Exchange Commission (“SEC”) on March 21, 2014. We undertake no obligation to publicly update or revise any forward -looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward -looking statements which speak only to the dates on which they were made.

GENERAL

The following is a discussion and analysis of our results of operations for the three- month and six-month periods ended June 30, 2014 and June 30, 2013 and our financial condition as of June 30, 2014 and December 31, 2013. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Prospectus filed with the SEC on March 21, 2014. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiary, Oxbridge Reinsurance Limited, unless the context dictates otherwise.

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

Our level of profitability is primarily determined by how adequately our premiums assumed and investment income cover our costs and expenses, which consist primarily of acquisition costs and other underwriting expenses, claim payments and general and administrative expenses. One factor leading to variation in our operational results is the timing and magnitude of any follow on offerings we undertake, as we are able to deploy new capital to collateralize new reinsurance treaties and consequently, earn additional premium revenue. In addition, our results of operations may be seasonal in that hurricanes and other tropical storms typically occur during the period from June 1 through November 30. Further, our results of operations may be subject to significant variations due to factors affecting the property and casualty insurance industry in general, which include competition, legislation, regulation, general economic conditions, judicial trends, and fluctuations in interest rates and other changes in the investment environment.

Recent Events

Effective June 1, 2014, we entered into three new property catastrophe excess of loss reinsurance agreements, two of which were contracted with an unrelated insurer domiciled in Florida. Under the terms of these new agreements, we have provided approximately $24.5 million of fully-collateralized coverage in the aggregate. Additionally, effective July 1, 2014, we entered into an industry loss warranty reinsurance agreement, providing approximately $2 million of fully-collateralized coverage.

On July 6, 2014, our board of directors declared a dividend of $0.12 per ordinary share for the second quarter of 2014, due to be paid on August 29, 2014 to shareholders of record as of August 8, 2014.

PRINCIPAL REVENUE AND EXPENSE ITEMS

Revenues

We will derive our revenues from two principal sources:

•	premiums assumed from reinsurance on property and casualty business; and

•	income from investments.

Premiums assumed include all premiums received by a reinsurance company during a specified accounting period, even if the policy provides coverage beyond the end of the period. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in the unearned premiums reserve and are realized as revenue in subsequent periods over the remaining term of the policy. Our policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2014, one-half of the premiums will be earned in 2014 and the other half will be earned during 2015.

Premiums from reinsurance on property and casualty business assumed are directly related to the number, type and pricing of contracts we write.

Premiums assumed are recorded net of change in loss experience refund, which consists of changes in amounts due to the cedants under two of our reinsurance contracts. The contracts contain retrospective provisions that adjusts premiums in the event losses are minimal or zero. We recognize a liability pro-rata over the period in which the absence of loss experience obligates us to refund premiums under the contracts, and we will derecognize such liability in the period in which a loss experience arises. The change in loss experience refund is negatively correlated to loss and loss adjustment expenses described below.

Income from our investments will primarily be comprised of interest income, dividends and gains, and net realized and unrealized gains on investment securities. Such income will be primarily from the company’s investment capital, some of which will be held in trust accounts that collateralize the reinsurance policies that we write. The investment parameters for capital held in such trust accounts will generally be established by the cedant for the relevant policy.

Expenses

Our expenses consist primarily of the following:

•	losses and loss adjustment expenses;

•	acquisition costs & other underwriting expenses; and

•	general and administrative expenses.

Loss and loss adjustment expenses are a function of the amount and type of reinsurance contracts we write and of the loss experience of the underlying coverage. As described below, loss and loss adjustment expenses are based on the claims reported by our company’s ceding insurers, and where necessary, includes an actuarial analysis of the estimated losses, including losses incurred during the period and changes in estimates from prior periods. Depended on the nature of the contract, loss and loss adjustment expenses may be paid over a period of years.

Acquisition costs & other underwriting expenses consist primarily of brokerage fees, ceding commissions, premium taxes and other direct expenses that relate to our writing of reinsurance contracts. We amortize deferred acquisition costs over the related contract term.

General and administrative expenses consist of salaries and benefits and related costs, including costs associated with our professional fees, rent and other general operating expenses consistent with operating as a public company.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and six months ended June 30, 2014 and 2013 (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Revenue
Assumed premiums	$13,767	4,886	$13,825	4,886
Change in loss experience refund payable	(1,075)	(195)	(1,660)	(195)
Change in unearned premiums reserve	(11,793)	(4,479)	(10,617)	(4,479)

Net premiums earned	899	212	1,548	212

Total revenue	899	212	1,548	212

Expenses
Policy acquisition costs & underwriting expenses	130	14	173	14
Preopening and organizational costs	—	145	—	145
General and administrative expenses	228	53	440	53

Total expenses	358	212	613	212

Net income	$541	—	$935	—

Earnings per share:
Basic	$0.09	—	$0.25	—

Diluted	$0.09	—	$0.25	—

Weighted-average shares outstanding:
Basic	6,000,000	—	3,706,104	—

Diluted	6,000,000	—	3,706,104	—

Dividends paid per share	$—	—	$0.24	—

Performance ratios to net premiums earned:
Loss ratio	0%	0%	0%	0%
Acquisition cost ratio	14%	7%	11%	7%
Expense ratio	40%	32%	40%	32%
Combined ratio	40%	32%	40%	32%

General. Net income for the quarter ended June 30, 2014, was $541 thousand or $0.09 per basic and diluted share compared to a net income of $0 for the quarter ended June 30, 2013. The increase in net income from $0 to $541 thousand was primarily due to increase in premium income, coupled with the fact that we began operating and underwriting in June 2013, and as such, only one month of revenue was recognized during the quarter ended June 30, 2013, compared with recognition of three months revenue for the quarter ended June 30, 2014. Additionally, all preopening and organizational costs amounting to $145 thousand were expensed during the quarter ended June 30, 2013.

Net income for the six months ended June 30, 2014, was $935 thousand or $0.25 per basic and diluted share compared to a net income of $0 for the six-month period ended June 30, 2013. The increase in net income from $0 to $935 thousand was primarily due to increased premium income, coupled with the fact that we began operating and underwriting in June 2013, and as such, only one month of revenue was recognized during the six months ended June 30, 2013, compared with recognition of six months revenue for the six-month period ended June 30, 2014. Additionally, all preopening and organizational costs amounting to $145 thousand were expensed during the quarter ended June 30, 2013.

Premium Income. Premiums earned reflects the pro rata inclusion into income of premiums assumed (net of loss experience refund) over the life of the reinsurance contracts.

Assumed premiums for the quarter ended June 30, 2014 increased $8.9 million or 182%, to $13.8 million, from $4.9 million for the quarter ended June 30, 2013. The growth of assumed premiums, and consequently, the growth of net premiums earned of $687 thousand or 324%, to $899 thousand from $212 thousand for the quarter ended June 30, 2013, was driven by continued growth in the number and size of reinsurance contracts placed. Additionally, our initial reinsurance contracts were effective from June 1, 2013, and as such, premiums for the quarter ended June 30, 2013 represents only one month of revenue, compared to three months of revenue for the quarter ended June 30, 2014.

Assumed premiums for the six months ended June 30, 2014 increased $8.9 million or 183%, to $13.8 million, from $4.9 million for the six months June 30, 2013. The growth of assumed premiums, and consequently, the growth of net premiums earned of $1.3 million or 630%, to $1.5 million from $212 thousand for the six months ended June 30, 2013, was driven by continued growth in the number and size of reinsurance contracts placed. Additionally, our initial contracts were effective from June 1, 2013, and as such, premiums for the six months ended June 30, 2013 represents only one month of revenue, when compared to six months revenue for the six-month period ended June 30, 2014. During the six months ended June 30, 2014, we successfully completed our initial public offering and consequently, we were able to underwrite additional fully-collateralized reinsurance contracts with part of the proceeds of the initial public offering.

Losses Incurred. There were no losses incurred for the three months and six months ended June 30, 2014 and 2013.

Acquisition Costs & Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Additionally, included within policy acquisition costs and underwriting expenses for the three month and six-month period ended June 30, 2014, is an underwriting consulting expense of $75 thousand paid under the terms of an agreement with Resonant Consultants, Inc.

Acquisition costs and underwriting expenses for the quarter ended June 30, 2014 increased $116 thousand or 829%, to $130 thousand from $14 thousand for the quarter ended June 30, 2013. The increase is due in part to the underwriting consulting expense mentioned above, as well as the increase in assumed premiums, and consequently, brokerage and federal excise taxes paid on new reinsurance contracts have increased. Additionally, our initial reinsurance contracts were effective from June 1, 2013, and as such, acquisition costs and underwriting expenses for the quarter ended June 30, 2013 represents only one month of acquisition costs, when compared to three months of acquisition costs for the quarter ended June 30, 2014.

Acquisition costs and underwriting expenses for the six months ended June 30, 2014 increased $159 thousand or 1,136%, to $173 thousand, from $14 thousand for the six months ended June 30, 2013. The increase is due in part to the underwriting consulting expense mentioned above, as well as the increase in assumed premiums, and consequently, brokerage and federal excise taxes paid on new reinsurance contracts have increased. Additionally, our initial reinsurance contracts were effective from June 1, 2013, and as such, acquisition costs and underwriting expenses for the six months ended June 30, 2013 represents only one month of acquisition costs, when compared to six months of acquisition costs for the six-month period ended June 30, 2014.

General and Administrative Expenses. General and administration expenses for the quarter ended June 30, 2014 increased $175 thousand or 330%, to $228 thousand, from $53 thousand for the quarter ended June 30, 2013. The increase is due primarily to the fact that we commenced operations in June 2013, and as such, general and administrative expenses for the quarter ended June 30, 2013 represent only one month of general and administrative expenses, compared to three months of general and administrative expenses for the quarter ended June 30, 2014. Additionally, following our initial public offering in March 2014, we saw a significant increase in our general and administrative expenses over the quarter ended June 30, 2014 because of an increase in business activities and operations following the initial public offering.

General and administration expenses for the six months ended June 30, 2014 increased $387 thousand, or 730%, to $440 thousand, from $53 thousand for the six months ended June 30, 2013. The increase is due primarily to the fact that we commenced operations in June 2013, and as such, general and administrative expenses for the six months ended June 30, 2013 represent only one month of general and administrative expenses, when compared to six months of general and administrative expenses for the six-month period ended June 30, 2014. Additionally, following our successful initial public offering in March 2014, we saw a significant increase in our general and administrative expenses over the quarter ended June 30, 2014 because of an increase in business activities and operations following the initial public offering.

MEASUREMENT OF RESULTS

We use various measures to analyze the growth and profitability of business operations. For our reinsurance business, we measure growth in terms of premiums assumed and we measure underwriting profitability by examining our loss, underwriting expense and combined ratios. We analyze and measure profitability in terms of net income and return on average equity.

Premiums Assumed. We use gross premiums assumed to measure our sales of reinsurance products. Gross premiums assumed also correlates to our ability to generate net premiums earned. Refer to analysis above relating to growth in premiums assumed.

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. There were no losses incurred during the three-month and six-month periods ended June 30, 2014 and 2013.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio increased from 7% for the quarter ended June 30, 2013 to 14% for the quarter ended June 30, 2014. The acquisition cost ratio also increased from 7% for the six months ended June 30, 2013 to 11% for the six months ended June 30, 2014. These increases are due primarily to the recording of an underwriting consulting expense of $75 thousand.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and other administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio increased from 32% for the three-month and six-month periods ended June 30, 2013 to 40% for the three-month and six-month periods ended June 30, 2014. The increase is consistent with our expectation that our general and administrative expenses will increase given that we are now subject to additional reporting requirements applicable to public companies.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, we are not underwriting profitably and may not be profitable. The combined ratio and expense ratio is the same, given that we have not experienced losses for the three-month and six-month periods ended June 30, 2014 and 2013, and consequently, our loss ratio is 0%.

FINANCIAL CONDITION – JUNE 30, 2014 COMPARED TO DECEMBER 31, 2013

Cash and cash equivalents & restricted cash and cash equivalents. As of June 30, 2014, our cash and cash equivalents increased by $27.2 million or 3,922%, to $27.9 million, from $695 thousand as of December 31, 2013. The increase is primarily a result of the successful completion of our initial public offering on March 26, 2014, resulting in net proceeds of approximately $27 million. As of June 30, 2014, restricted cash and cash equivalents decreased by $1.2 million or 12%, to $8.9 million from $10.1 million at December 31, 2013. The decrease was due primarily to a partial return of collateral in February 2014 with respect to one of our initial reinsurance contracts.

Premiums receivable. There were no premiums receivable at December 31, 2013, as under the terms of our initial reinsurance contacts underwritten in June 2013, all premiums were due to be paid upfront and were received during the period prior to December 31, 2013. As of June 30, 2014, we had $13.5 million in premium receivable, for which the majority represents premiums under our new reinsurance contracts for the treaty year commencing June 1, 2014.

Loss experience refund payable. As of June 30, 2014, our loss experience refund payable increased by $1.6 million or 121%, to $3 million, from $1.4 million at December 31, 2013. The increase is due primarily to the recording of a pro-rated liability over the six-month period ended June 30, 2014, because the absence of loss experience under two of our reinsurance contracts obligates us to refund premium to two of our ceding reinsurers.

Unearned premiums reserve. As of June 30, 2014, our unearned premiums reserve increased by $10.6 million or 521%, to $12.6 million, from $2 million at December 31, 2013. The increase is due primarily the successful placement of additional and larger reinsurance contracts for the treaty year effective June 1, 2014.

Ordinary Share Capital and Additional paid-in capital. As of June 30, 2014, ordinary share capital and additional paid in capital increased by approximately $26.9 million or 409%, to $33.5 million, from $6.6 million at December 31, 2013. The increase is due to the net proceeds received upon completion of our initial public offering on March 26, 2014. Refer to further disclosure in Note 5 of the notes to the Condensed Consolidated Financial Statements included within this report.

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

Sources and Uses of Funds

Our sources of funds will primarily consist of premium receipts (net of brokerage and ceding commissions) and investment income, including realized gains. We expect to use cash to pay losses and loss adjustment expenses, commissions, dividends, and general and administrative expenses. Substantially all of our surplus funds, net of funds required for cash liquidity purposes, will be invested in accordance with our investment guidelines. Our investment portfolio will be primarily comprised of cash and highly liquid securities, which can be liquidated, if necessary, to meet current liabilities. We believe that we will have sufficient flexibility to liquidate any long securities that we will own in a rising market to generate liquidity.

Since inception, we have financed our cash flow requirements through issuance of our ordinary shares and net premiums received. In May 2013, we issued and sold 1,115,350 ordinary shares in a private placement to a group of accredited investors, including certain of our officers and directors, for an aggregate purchase price of approximately $6.7 million. During the six months ended June 30, 2014, our cash positions increased by approximately $27.2 million primarily as a result of the completion of our initial public offering on March 26, 2014. We have used approximately half of the proceeds from our initial public offering to increase the statutory capital and surplus of our insurance subsidiary. We believe our cash from net premiums and investment income will be sufficient to cover our cash outflows for at least the next 12 months.

Operating activities

For the six months ended June 30, 2014 and 2013, the net cash provided by (used in) operating activities was $633 thousand and $(98) thousand, respectively. The increase in operating cash was primarily driven by our continuous operating profitability over the six-month period ended June 30, 2014, compared with only one month of operations for the six month period ended June 30, 2013.

Investing activities

For the six months ended June 30, 2014 and 2013, the net cash used in investing activities was $54 thousand and $0, respectively. The net cash used in investing activities was primarily due to the purchase of property and equipment for our new corporate office under an operating lease effective March 1, 2014.

Financing activities

For the six months ended June 30, 2014 and 2013, the net cash provided by financing activities was $26.7 million and $6.6 million, respectively. The increase in net cash provided by financing activities was due to the proceeds we received through the initial public offering (net of offering expenses) and dividends paid to shareholders. On January 19, 2014, our board of directors declared a dividend of $0.12 per ordinary share for the third quarter of 2013 to be paid on February 14, 2014 to stockholders of record as of December 31, 2013. Also on January 19, 2014, our board of directors declared a dividend of $0.12 per ordinary share for the fourth quarter of 2013 to be paid on February 21, 2014 to stockholders of record as of December 31, 2013.

As of June 30, 2014, we believe we had sufficient cash flow from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, together with the net proceeds of the initial public offering. We have no plans to issue debt and expect to fund our operations for the foreseeable future from operating cash flow and the net proceeds of the initial public offering. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited is subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for Oxbridge Reinsurance Limited is $500. As of June 30, 2014, Oxbridge Reinsurance Limited exceeded the minimum required. By law, Oxbridge Reinsurance Limited is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2014:

	Payment Due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease (1)	$17	17	—	—	—
Operating Lease (2)	24	24	—	—	—

Total	$41	$41	—	—	—

(1)	On October 1, 2013, we entered into an operating lease agreement for residential space at Britannia Villas #616, Grand Cayman, Cayman Islands. The term of the lease is 13 months, which commenced on October 1, 2013. Rent expense under this lease for the three-month and six-month periods ended June 30, 2014 were $12,600 and $25,200 respectively, and lease commitments at June 30, 2014 were $16,800.
(2)	On February 3, 2014, we entered into an operating lease agreement for office space at Harbour Place, 103 South Church, Grand Cayman, Cayman Islands. The term of the lease is one year which commenced on March 1, 2014. Rent expense under this lease for the three-month and six-month period ended June 30, 2014 were $9,000 and $12,000 respectively, and lease commitments at June 30, 2014 were $24,000.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

We account for reinsurance contracts in accordance with ASC 944, ‘‘Financial Services – Insurance. ” Assessing whether or not a reinsurance contract meets the conditions for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums written. If we determine that a reinsurance contract does not transfer sufficient risk, we must account for the contract as a deposit liability.

Loss experience refund payable. Certain contracts include retrospective provisions that adjust premiums or result in profit commissions in the event losses are minimal or zero. Under such contracts, the Company expects to recognize aggregate liabilities payable to the ceding insurers assuming no losses occur during the contract period. In accordance with GAAP, the Company will recognize a liability in the period in which the absence of loss experience obligates the Company to pay cash or other consideration under the contract. On the contrary, the Company will derecognize such liability in the period in which a loss experience arises. Such adjustments to the liability, which accrue throughout the contract term, will reduce the liability should a catastrophic loss event covered by the Company occur.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended June 30, 2014.

Repurchases of Equity Securities

There were no repurchases of equity securities during the quarter ended June 30, 2014.

Use of Proceeds from Initial Public Offering

On February 28, 2014, our Registration Statement on Form S-1, as amended (File No. 333-193577) (the “Initial Registration Statement”), relating to our initial public offering of our units, ordinary shares, and warrants was declared effective by the Securities and Exchange Commission. In order to increase the number of units, ordinary shares, and warrants registered under the Initial Registration Statement, we filed another Registration Statement on Form S-1 (File No. 333-194648) pursuant to Rule 462(b), which was effective upon filing on March 18, 2014 (the “462(b) Registration Statement”). The Initial Registration Statement together with the 462(b) Registration Statement covered the offer and sale by us of 4,884,650 units (the “Units”), with each Unit consisting of one ordinary share and one warrant (each a “Warrant”), which were sold to the public on March 26, 2014 at a price of $6.00 per Unit. Each Warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per ordinary share (which is 125% of the public offering price) until March 26, 2019. Thus, we have reserved 4,884,650 ordinary shares for issuance upon exercise of the Warrants. Our initial public offering closed on March 26, 2014 resulting in aggregate gross proceeds to us of approximately $29.3 million and aggregate net proceeds of approximately $26.9 million after deducting an aggregate of $1,491,822 in commissions paid to placement agents and approximately $865,000 in offering expenses. As of August 11, 2014, we have a total of 6,000,000 ordinary shares issued and outstanding, which number includes the 4,884,650 ordinary shares underlying the Units issued in our initial public offering. Capitol Securities Management, Inc. acted as the representative of the placement agents in the initial public offering.

No offering expenses were paid directly or indirectly to any of our directors or officers or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

From February 28, 2014 to June 30, 2014, we did not use any of the net proceeds of the offering to capitalize our reinsurance subsidiary. Subsequent to June 30, 2014, we have used approximately $15 million of the net proceeds of the offering to capitalize our reinsurance subsidiary.

There has been no material change in the use of proceeds from our initial public offering as described in the final prospectus filed with the Securities and Exchange Commission on March 21, 2014.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

The following information is provided in lieu of the filing of a Form 8-K:

Information Reportable Under Item 5.02 of Form 8-K

On August 9, 2014, the Company’s Board of Directors increased the base salary of Wrendon Timothy, the Company’s Financial Controller and Secretary, from $80,400 to $110,000 per year and granted him a cash bonus of $30,000. Sanjay Madhu, the Company’s Chief Executive Officer and President, was granted a cash bonus of $60,000. Additionally, the quarterly fee paid to non-employee directors was increased from $5,000 per quarter to $10,000 per quarter.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit No.	Document

4.1	Warrant Agreement, dated March 26, 2014, between Oxbridge Re Holdings Limited and Broadridge Corporate Issuer Solutions, Inc. (Incorporated herein by reference to Exhibit 4.1 to the Form 8-K filed on May 28, 2014

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Financial Controller pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and Financial Controller pursuant to 18 U.S.C. §1350.

101	The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statement of Income, (iii) the Condensed Consolidated Statement of Cash Flows, (iv) the Condensed Consolidated Statements of Changes in Shareholders’ Equity and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: August 14, 2014	By:	/s/ SANJAY MADHU
Sanjay Madhu Chief Executive Officer and President (Principal Executive Officer)

Date: August 14, 2014	By:	/s/ WRENDON TIMOTHY
Wrendon Timothy Financial Controller and Secretary (Principal Financial Officer and Principal Accounting Officer)