Form 10-Q
period 2014-09-30
OXBRIDGE RE HOLDINGS Ltd
filed 2014-11-10
CIK 1584831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-36346

OXBRIDGE RE HOLDINGS LIMITED

(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Harbour Place, Ground Floor 103 South Church Street P.O. Box 469 Grand Cayman, Cayman Islands	KY1-9006
(Address of principal executive offices)	(Zip Code)

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

As of November 7, 2014; 6,000,000 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At September 30, 2014	At December 31, 2013
	(Unaudited)
Assets
Fixed-maturity securities, available for sale, at fair value (amortized cost: $2,969 and $0, respectively)	$2,960	—
Equity securities, available for sale, at fair value (cost: $6,062 and $0, respectively)	6,026	—

Total investments	8,986	—
Cash and cash equivalents	8,115	695
Restricted cash and cash equivalents	26,524	10,118
Accrued interest and dividend receivable	22	—
Premiums receivable	6,234	—
Deferred policy acquisition costs	223	69
Prepayment and other receivables	111	64
Prepaid offering costs	—	417
Property and equipment, net	48	—

Total assets	$50,263	11,363

Liabilities and Shareholders’ Equity
Reserve for losses and loss adjustment expenses	$—	—
Loss experience refund payable	5,080	1,367
Unearned premiums reserve	9,433	2,036
Accounts payable and other liabilities	73	511

Total liabilities	14,586	3,914

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 6,000,000 and 1,115,350 shares issued and outstanding)	6	1
Additional paid-in capital	33,540	6,595
Retained earnings	2,176	853
Accumulated other comprehensive loss	(45)	—

Total shareholders’ equity	35,677	7,449

Total liabilities and shareholders’ equity	$50,263	11,363

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Condensed Consolidated Statements of Income

(Unaudited)

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Revenue
Assumed premiums	$468	—	$14,293	4,886
Change in loss experience refund payable	(2,052)	(586)	(3,713)	(781)
Change in unearned premiums reserve	3,220	1,221	(7,397)	(3,258)

Net premiums earned	1,636	635	3,183	847
Net realized investment gains	165	—	165	—
Net investment income	50	—	50	—

Total revenue	1,851	635	3,398	847

Expenses
Policy acquisition costs and underwriting expenses	129	41	302	55
Preopening and organizational costs	—	—	—	145
General and administrative expenses	346	121	785	174

Total expenses	475	162	1,087	374

Net income	1,376	473	$2,311	473

Earnings per share
Basic	$0.23	0.42	$0.52	0.53

Diluted	$0.23	0.42	$0.52	0.53

Weighted average shares outstanding
Basic	6,000,000	1,115,350	4,479,138	899,140

Diluted	6,000,000	1,115,350	4,479,138	899,140

Dividends paid per share	$0.12	—	$0.36	—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net income	$1,376	473	$2,311	473

Other comprehensive loss:
Change in unrealized gain on investments:
Unrealized gain arising during the period	120	—	120	—
Reclassification adjustment for net realized gains included in net income	(165)	—	(165)	—

Net change in unrealized gain	(45)	—	(45)	—

Total other comprehensive loss	(45)	—	(45)	—

Comprehensive income	1,331	473	2,266	473

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income	$2,311	473
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9	—
Net realized investment gains	(165)	—
Change in operating assets and liabilities:
Accrued interest and dividend receivable	(22)	—
Premiums receivable	(6,234)	—
Deferred policy acquisition costs	(154)	(110)
Prepayment and other receivables	(47)	(73)
Prepaid offering costs	417	(162)
Loss experience refund payable	3,713	781
Unearned premiums reserve	7,397	3,258
Accounts payable and other liabilities	(438)	178

Net cash provided by operating activities	$6,787	4,345

Investing activities
Change in restricted cash and cash equivalents	(16,406)	(10,118)
Purchase of fixed-maturity securities	(2,969)	—
Purchase of equity securities	(8,777)	—
Proceeds from sale of equity securities	2,880	—
Purchase of property and equipment	(57)	—

Net cash used in investing activities	$(25,329)	(10,118)

Financing activities
Proceeds on issuance of share capital	5	1
Additional paid-in capital proceeds, net of offering costs, resulting from Share capital
Share capital	21,865	3,174
Share warrants	5,080	3,445
Dividends paid	(988)	—

Net cash provided by financing activities	$25,962	6,620

	(continued)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows, continued

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Nine Months Ended
	September 30,
	2014	2013
Net change in cash and cash equivalents	7,420	847
Cash and cash equivalents at beginning of period	695	—

Cash and cash equivalents at end of period	$8,115	847

Supplemental disclosure of cash flow information
Interest paid	—	—

Income taxes paid	—	—

Non-cash investing activities
Net change in unrealized loss on securities available for sale	(45)	—

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Nine Months ended September 30, 2014

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	Ordinary Shares		Additional Paid- in Capital	Retained Earnings	Accumulated Other	Total Shareholders’ Equity
	Shares	Amount			Comprehensive Loss
Balance at December 31, 2013	1,115,350	$1	6,595	853	—	7,449
Net proceeds from the sale of ordinary shares (unaudited)	4,884,650	5	21,865	—	—	21,870
Ordinary share warrants (unaudited)	—	—	5,080	—	—	5,080
Dividends paid (unaudited)	—	—	—	(988)	—	(988)
Net income (unaudited)	—	—	—	2,311	—	2,311
Total other comprehensive loss (unaudited)	—	—	—	—	(45)	(45)

Balance at September 30, 2014 (unaudited)	6,000,000	$6	33,540	2,176	(45)	35,677

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of the Condensed Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2014

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

The Company’s ordinary shares and warrants are listed on the Nasdaq Capital Market under the symbols “OXBR” and “OXBRW”, respectively.

The Company, through the Subsidiary, provides collateralized reinsurance to cover excess of loss catastrophe risks of various affiliated and non-affiliated ceding insurers, including Claddaugh Casualty Insurance Company, Ltd. (“Claddaugh”) and Homeowners Choice Property & Casualty Insurance Company (“HCPCI”), which are related-party entities domiciled in Bermuda and Florida, respectively.

(b) Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting and do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2014 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year ended December 31, 2014 or any other interim period. The accompanying interim unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the period ended December 31, 2013 included in the Company’s Registration Statement on Form S-1 (as amended), which was declared effective by the SEC on February 28, 2014.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2014

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the reserve for losses and loss adjustment expenses, valuation of investments and assessment of other-than-temporary impairment (“OTTI”) and loss experience refund payable. Although considerable variability is likely to be inherent in these estimates, management believes that the amounts provided are reasonable. These estimates are continually reviewed and adjusted as necessary. Such adjustments are reflected in current operations.

All significant intercompany balances and transactions have been eliminated.

2.	SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents: Cash and cash equivalents are comprised of cash and short term investments with original maturities of three months or less.

Restricted cash and cash equivalents: Restricted cash and cash equivalents represent funds held in accordance with the Company’s trust agreements with ceding insurers and trustees, which requires the Company to maintain collateral with a market value greater than or equal to the limit of liability, less unpaid premium.

Investments: The Company’s investments consist of fixed-maturity securities and equity securities, and are classified as available for sale. The Company’s investments are carried at fair value with changes in fair value included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.

Unrealized gains or losses are determined by comparing the fair market value of the securities with their cost or amortized cost. Realized gains and losses on investments are recorded on the trade date and are included in the statements of income. The cost of securities sold is based on the specified identification method. Investment income is recognized as earned and discounts or premiums arising from the purchase of debt securities are recognized in investment income using the interest method over the remaining term of the security.

The Company reviews all securities for other-than-temporary impairment (“OTTI”) on a quarterly basis and more frequently when economic or market conditions warrant such review. When the fair value of any investment is lower than its cost, an assessment is made to see whether the decline is temporary of other-than-temporary. If the decline is determined to be other-than-temporary the investment is written down to fair value and an impairment charge is recognized in income in the period in which the Company makes such determination. For a debt security that the Company does not intend to sell nor is it more likely than not that the Company will be required to sell before recovery of its amortized cost, only the credit loss component is recognized in income, while impairment related to all other factors is recognized in other comprehensive income (loss). The Company considers various factors in determining whether an individual security is other-than-temporary impaired (see Note 4).

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2014

Fair value measurement: GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under GAAP are as follows:

Level 1	Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;

Level 2	Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active; and

Level 3	Inputs that are unobservable.

Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. For debt securities, inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics, broker quotes for similar securities and other factors. The fair value of investments in common stocks and exchange-traded funds is based on the last traded price. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Company’s investment custodians. The investment custodians consider observable data to be market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant markets. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument and does not necessarily correspond to the investment custodian’s perceived risk of that instrument.

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts, and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At September 30, 2014, the DAC was considered fully recoverable and no premium deficiency loss was recorded.

Property and equipment: Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale,

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2014

for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the three-month and nine-month periods ended September 30, 2014, there were no impairments in property and equipment.

Allowance for uncollectible receivables: Management evaluates credit quality by evaluating the exposure to individual counterparties; where warranted management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized as income in the year in which they are determined. At September 30, 2014, no receivables were determined to be overdue or impaired and, accordingly, no allowance for uncollectible receivables has been established.

Reserves for losses and loss adjustment expenses: The Company determines its reserves for losses and loss adjustment expenses on the basis of the claims reported by the Company’s ceding insurers, and for losses incurred but not reported, if any, management uses the assistance of an independent actuary. The reserves for losses and loss adjustment expenses represent management’s best estimate of the ultimate settlement costs of all losses and loss adjustment expenses. Management believes that the amounts are adequate; however, the inherent impossibility of predicting future events with precision, results in uncertainty as to the amount which will ultimately be required for the settlement of losses and loss expenses, and the differences could be material. Adjustments are reflected in the consolidated statements of income in the period in which they are determined.

There were no losses or loss adjustment expenses incurred for the three-month and nine-month periods ended September 30, 2014 and 2013.

Loss experience refund payable: Certain contracts include retrospective provisions that adjust premiums or result in profit commissions in the event losses are minimal or zero. Under such contracts, the Company expects to recognize aggregate liabilities payable to the ceding insurers of approximately $8.2 million from June 1, 2014 through May 31, 2015, assuming no losses occur during that period. In accordance with GAAP, the Company will recognize a liability in the period in which the absence of loss experience obligates the Company to pay cash or other consideration under the contracts. On the contrary, the Company will derecognize such liability in the period in which a loss experience arises. Such adjustments to the liability, which accrue throughout the contract terms, will reduce the liability should a catastrophic loss event covered by the Company occur.

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

September 30, 2014

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

Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at September 30, 2014.

Earnings per share: Basic earnings per share has been computed on the basis of the weighted-average number of shares of share capital outstanding during the periods presented. Diluted earnings per share is the same as basic earnings per share because the exercise price of the outstanding share capital warrants exceeded the fair value of the shares during the period. As of September 30, 2014, 8,230,700 warrants to purchase 8,230,700 ordinary shares at $7.50 per share were not dilutive because the exercise price exceeded the average market price. No warrants were exercised during the three-month and nine-month periods ended September 30, 2014.

Recent accounting pronouncements: There have been no recent accounting pronouncements during the three-month or nine-month periods ended September 30, 2014 that are of significance or potential significance to the Company.

Reclassifications: Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2014

3.	CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	September 30, 2014 (in thousands)	December 31, 2013 (in thousands)
Cash on deposit	$2,484	$695
Cash held with custodians	5,631	—
Restricted cash held in trust	26,524	10,118

Total	34,639	10,813

Cash and cash equivalents are held by large and reputable counterparties in the United States of America and in the Cayman Islands. Restricted cash held in trust is custodied with Bank of New York Mellon and Wells Fargo Bank and is held in accordance with the Company’s trust agreements with the ceding insurers and trustees, which require that the Company provide collateral having a market value greater than or equal to the limit of liability less unpaid premium.

4.	INVESTMENTS

The Company holds investments in fixed-maturity securities and equity securities that are classified as available-for-sale. The Company held no investments at December 31, 2013. At September 30, 2014, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	($ in thousands)
As of September 30, 2014
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$2,969	$—	$(9)	$2,960

Total	2,969	—	(9)	2,960
Equity securities	6,062	105	(141)	6,026

Total available-for-sale securities	$9,031	$105	$(150)	$8,986

At September 30, 2014, fixed-maturity securities with fair value of $2,960,000 are held in trust accounts as collateral under reinsurance contacts with the Company’s ceding insurers.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2014

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities at September 30, 2014 are as follows:

	Amortized Cost	Estimated Fair Value
As of September 30, 2014	($ in thousands)
Available-for-sale
Due in one year or less	$—	$—
Due after one year through five years	2,969	2,960
Due after five years through ten years	—	—
Due after ten years	—	—

	$2,969	$2,960

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three and nine months ended September 30, 2014 were as follows:

	Proceeds	Gross Realized Gains	Gross Realized Losses
	($ in thousands)
Three months ended September 30, 2014
Fixed-maturity securities	$—	$—	$—

Equity securities	$2,880	$166	$1

Nine months ended September 30, 2014
Fixed-maturity securities	$—	$—	$—

Equity securities	$2,880	$166	$1

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2014

The Company regularly reviews its individual investment securities for OTTI. The Company considers various factors in determining whether each individual security is other-than-temporarily impaired, including:

•	the financial condition and near-term prospects of the issuer, including any specific events that may affect its operations or income;

•	the length of time and the extent to which the market value of the security has been below its cost or amortized cost;

•	general market conditions and industry or sector specific factors;

•	nonpayment by the issuer of its contractually obligated interest and principal payments; and

•	the Company’s intent and ability to hold the investment for a period of time sufficient to allow for the recovery of costs.

Securities with gross unrealized loss positions at September 30, 2014, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve		Twelve Months or		Total
	Months		Greater
As of September 30, 2014	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
	($ in thousands)		($ in thousands)		($ in thousands)
Fixed-maturity securities
U.S. Treasury and U.S. government agencies	$9	$2,960	$—	$—	$9	$2,960

Total fixed-maturity securities	9	2,960	—	—	9	2,960
Equity securities	141	3,538	—	—	141	3,538

Total available-for-sale securities	$150	$6,498	$—	$—	$150	$6,498

The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. It is expected that the securities would not be settled at a price less than the par value of the investments. In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost. Because the decline in fair value is attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at September 30, 2014.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2014

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2014:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2014	($ in thousands)
Financial Assets:
Cash and cash equivalents	$8,115	$—	$—	$8,115

Restricted cash and cash equivalents	$26,524	$—	$—	$26,524

Fixed-maturity securities:
U.S. Treasury and U.S. government agencies	2,960	—	—	2,960

Total fixed-maturity securities	2,960	—	—	2,960
Equity securities	6,026	—	—	6,026

Total available-for-sale securities	8,986	—	—	8,986

Total	$43,625	$—	$—	$43,625

5.	TAXATION

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2014

6.	SHAREHOLDERS’ EQUITY

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

The fair value of the warrants issued in the initial public offering and initial private placement offering of $1.04 per warrant was determined by the Black-Scholes pricing model using the following assumptions: volatility of 48%, an expected life of 5 years, expected dividend yield of 8% and a risk-free interest rate of 1.69%. There were 8,230,700 warrants outstanding at September 30, 2014. No warrants were exercised during the three-month or nine-month periods ended September 30, 2014.

On January 19, 2014, the Company’s Board of Directors declared dividends of $0.12 per share for the third quarter and the fourth quarter of the year ended December 31, 2013. Such dividends were resolved to be payable to shareholders of record as of December 31, 2013, and such dividends were paid in February 2014. Additionally, on July 6, 2014, the Company’s Board of Directors declared dividends of $0.12 per share, payable to shareholders of record as of August 8, 2014, and such dividends were paid in August 2014.

As of September 30, 2014, none of the Company’s retained earnings were restricted from payment of dividends to the Company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in the Subsidiary, a dividend from the Subsidiary would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to CIMA.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2014

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement. See also Note 7.

7.	NET WORTH FOR REGULATORY PURPOSES

The Subsidiary is subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of its license, the Subsidiary is required to maintain a minimum and prescribed capital requirement of $500 in accordance with the Subsidiary’s approved business plan filed with CIMA. At September 30, 2014, the Subsidiary’s net worth of $22.7 million exceeded the minimum and prescribed capital requirement. For the three-month and nine-month periods ended September 30, 2014, the Subsidiary’s net income was approximately $1.1 million and $1.9 million, respectively.

The Subsidiary is not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiary’s GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of September 30, 2014 or for the periods then ended.

8.	FAIR VALUE AND CERTAIN RISKS AND UNCERTAINTIES

Fair values

With the exception of balances in respect of insurance contracts (which are specifically excluded from fair value disclosures under GAAP) and investment securities as disclosed in Note 4 of these consolidated financial statements, the carrying amounts of all other financial instruments, which consist of cash and cash equivalents, restricted cash and cash equivalents, accrued interest and dividends receivable, premiums receivable and other receivables and accounts payable and accruals, approximate their fair values due to their short-term nature.

Concentration of underwriting risk

Substantially all of the Company’s current reinsurance business ultimately relates to the risks of two entities domiciled in Florida in the United States, one of which is under common directorship; accordingly the Company’s underwriting risks are not significantly diversified.

Credit risk

The Company is exposed to credit risk in relation to counterparties that may default on their obligations to the Company. The amount of counterparty credit risk predominantly relates to premiums receivable and assets held at the counterparties. The Company mitigates its counterparty credit risk by using several counterparties which decreases the likelihood of any significant concentration of credit risk with any one counterparty. In addition, the Company is exposed to credit risk on fixed-maturity debt instruments to the extent that the debtors may default on their debt obligations.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2014

Market risk

Market risk exists to the extent that the values of the Company’s monetary assets fluctuate as a result of changes in market prices. Changes in market prices can arise from factors specific to individual securities or their respective issuers, or factors affecting all securities traded in a particular market. Relevant factors for the Company are both volatility and liquidity of specific securities and markets in which the Company holds investments. The Company has established investment guidelines that seek to mitigate significant exposure to market risk.

9.	COMMITMENTS AND CONTINGENCIES

The Company has an operating lease for office space located at Harbour Place, 103 South Church Street, Grand Cayman, Cayman Islands. The term of the lease is one year which commenced on March 1, 2014. Rent expense under this lease for the three-month and nine-month periods ended September 30, 2014 were $9,000 and $27,000, respectively, and lease commitments at September 30, 2014 were $15,000.

The Company also has an operating lease for residential space at Britannia Villas #616, Grand Cayman, Cayman Islands. The original term of the lease, which commenced on October 1, 2013, was 13 months. The lease was extended for another 12 months under substantially the same terms and conditions. Rent expense under this lease for the three-month and nine-month periods ended September 30, 2014 were $12,600 and $37,800, respectively, and lease commitments at September 30, 2014 were $54,600.

10.	RELATED PARTY TRANSACTIONS

The Company has entered into reinsurance agreements with Claddaugh and HCPCI, both of which are related entities through common directorships. At September 30, 2014 and December 31, 2013, included within premiums receivable, loss experience refund payable and unearned premiums reserve on the condensed consolidated balance sheets are the following related-party amounts:

	At September 30, 2014	At December 31, 2013
	(Unaudited)
	(in thousands)
Premiums receivable	501	—
Loss experience refund payable	3,242	1,367
Unearned premiums reserve	3,380	2,036

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (unaudited)

September 30, 2014

During the period ended December 31, 2013, the Company paid brokerage fees of $116,651 to Advocate Reinsurance Partners LLC, a company in which a former director of the Company holds a senior partner position. Included within policy acquisition costs and underwriting expenses on the condensed consolidated statements of income are amounts relating to the amortization of such related-party brokerage fees, which amounts are shown in the table below.

During the three-month and nine-month periods ended September 30, 2014 and 2013, included within assumed premiums, change in loss experience refund payable and change in unearned premiums reserve on the condensed consolidated statements of income are the following related-party amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Revenue
Assumed premiums	$—	—	$5,070	4,886
Change in loss experience refund payable	(674)	(586)	(1,875)	(781)
Change in unearned premiums reserve	1,268	1,222	(1,344)	3,258
Expenses
Policy acquisition costs & underwriting expenses	—	29	49	29

Except as disclosed elsewhere in these condensed consolidated financial statements and notes thereto, there were no other related-party balances at September 30, 2014 or related party transactions for the three-month and nine-month periods ended September 30, 2014.

11.	SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

On November 1, 2014, the Company’s Board of Directors declared dividends of $0.12 per ordinary share, payable on November 28, 2014 to shareholders of record as of November 17, 2014.

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

GENERAL

The following is a discussion and analysis of our results of operations for the three- month and nine-month periods ended September 30, 2014 and September 30, 2013 and our financial condition as of September 30, 2014 and December 31, 2013. The following discussion should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Prospectus filed with the SEC on March 21, 2014. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiary, Oxbridge Reinsurance Limited, unless the context dictates otherwise.

Overview

We are a Cayman Islands specialty property and casualty reinsurer that provides reinsurance solutions through our subsidiary, Oxbridge Reinsurance Limited. We focus on underwriting fully-collateralized reinsurance contracts primarily for property and casualty insurance companies in the Gulf Coast region of the United States, with an initial emphasis on Florida. We specialize in underwriting medium frequency, high severity risks, where we believe sufficient data exists to analyze effectively the risk/return profile of reinsurance contracts.

We underwrite reinsurance contracts on a selective and opportunistic basis as opportunities arise based on our goal of achieving favorable long-term returns on equity for our shareholders. Our goal is to achieve long-term growth in book value per share by writing business that generates attractive underwriting profits relative to the risk we bear. Unlike other insurance and reinsurance companies, we do not intend to pursue an aggressive investment strategy and instead will focus our business on underwriting profits rather than investment profits. Our initial business focus will be on fully collateralized reinsurance contracts for property catastrophes in the Gulf Coast region of the United States with an initial emphasis on Florida, and within that market and risk category, we will attempt to select the most economically attractive opportunities across a variety of property and casualty insurers. As our capital base grows, however, we expect that we will consider growth opportunities in other geographic areas and risk categories.

Our level of profitability is primarily determined by how adequately our premiums assumed and investment income cover our costs and expenses, which consist primarily of acquisition costs and other underwriting expenses, claim payments and general and administrative expenses. One factor leading to variation in our operational results is the timing and magnitude of any follow-on offerings we undertake (if any), as we are able to deploy new capital to collateralize new reinsurance treaties and consequently, earn additional premium revenue. In addition, our results of operations may be seasonal in that hurricanes and other tropical storms typically occur during the period from June 1 through November 30. Further, our results of operations may be subject to significant variations due to factors affecting the property and casualty insurance industry in general, which include competition, legislation, regulation, general economic conditions, judicial trends, and fluctuations in interest rates and other changes in the investment environment.

PRINCIPAL REVENUE AND EXPENSE ITEMS

Revenues

We derive our revenues from two principal sources:

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

Premiums assumed are recorded net of change in loss experience refund, which consists of changes in amounts due to the cedants under two of our reinsurance contracts. These contracts contain retrospective provisions that adjust premiums in the event losses are minimal or zero. We recognize a liability pro-rata over the period in which the absence of loss experience obligates us to refund premiums under the contracts, and we will derecognize such liability in the period in which a loss experience arises. The change in loss experience refund is negatively correlated to loss and loss adjustment expenses described below.

Income from our investments is primarily comprised of interest income, dividends and net realized gains on investment securities. Such income will be primarily from the Company’s investment capital, some of which will be held in trust accounts that collateralize the reinsurance policies that we write. The investment parameters for capital held in such trust accounts will generally be established by the cedant for the relevant policy.

Expenses

Our expenses consist primarily of the following:

•	losses and loss adjustment expenses;

•	policy acquisition costs and underwriting expenses; and

•	general and administrative expenses.

Loss and loss adjustment expenses are a function of the amount and type of reinsurance contracts we write and of the loss experience of the underlying coverage. As described below, loss and loss adjustment expenses are based on the claims reported by our company’s ceding insurers, and where necessary, may include an actuarial analysis of the estimated losses, including losses incurred during the period and changes in estimates from prior periods. Depending on the nature of the contract, loss and loss adjustment expenses may be paid over a period of years.

Policy acquisition costs and underwriting expenses consist primarily of brokerage fees, ceding commissions, premium taxes and other direct expenses that relate to our writing of reinsurance contracts. We amortize deferred acquisition costs over the related contract term.

General and administrative expenses consist of salaries and benefits and related costs, including costs associated with our professional fees, rent and other general operating expenses consistent with operating as a public company.

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Revenue
Assumed premiums	$468	—	$14,293	4,886
Change in loss experience refund payable	(2,052)	(586)	(3,713)	(781)
Change in unearned premiums reserve	3,220	1,221	(7,397)	(3,258)

Net premiums earned	1,636	635	3,183	847
Net realised investment gains	165	—	165	—
Net investment income	50	—	50	—

Total revenue	1,851	635	3,398	847

Expenses
Policy acquisition costs and underwriting expenses	129	41	302	55
Preopening and organizational costs	—	—	—	145
General and administrative expenses	346	121	785	174

Total expenses	475	162	1,087	374

Net income	1,376	473	$2,311	473

Earnings per share
Basic	$0.23	0.42	$0.52	0.53

Diluted	$0.23	0.42	$0.52	0.53

Weighted average shares outstanding
Basic	6,000,000	1,115,350	4,479,138	899,140

Diluted	6,000,000	1,115,350	4,479,138	899,140

Dividends paid per share	$0.12	—	$0.36	—

Performance ratios to net premiums earned:
Loss ratio	0%	0%	0%	0%
Acquisition cost ratio	8%	6%	9%	6%
Expense ratio	29%	26%	34%	27%
Combined ratio	29%	26%	34%	27%

General. Net income for the quarter ended September 30, 2014 was $1.4 million, or $0.23 per basic and diluted share, compared to a net income of $473 thousand, or $0.42 per basic and diluted share, for the quarter ended September 30, 2013. The increase in net income from $473 thousand to $1.38 million was primarily due to an increase in net premiums earned, coupled with the fact that we only began investing in fixed-maturity and equity securities during August 2014 and earned $215 thousand of investment income. Although net income increased when compared to the same quarter in 2013, the basic and diluted share value fell from $0.42 to $0.23. This was solely due to the higher level of weighted-average outstanding shares during the quarter ended September 30, 2014, when compared to the same quarter in 2013.

Net income for the nine months ended September 30, 2014 was $2.3 million, or $0.52 per basic and diluted share, compared to a net income of $473 thousand, or $0.53 per basic and diluted share, for the nine-month period ended September 30, 2013. The increase in net income from $473 thousand to $2.3 million was primarily due to an increase in net premiums earned, coupled with the fact that we began operating and underwriting in June 2013, and as such, only four months of revenue was recognized during the nine months ended September 30, 2013, compared with recognition of nine months of revenue for the nine-month period ended September 30, 2014. Additionally, all preopening and organizational costs amounting to $145 thousand were expensed during the nine-month period ended September 30, 2013. Finally, we began investing in fixed-maturity and equity securities during August 2014 and earned $215 thousand of investment income, compared to $0 of investment income in the nine month period ended September 30, 2013. Although net income increased when compared to the same period in 2013, the basic and diluted share value fell slightly from $0.53 to $0.52. This was solely due to the higher level of weighted-average outstanding shares during the nine-month period ended September 30, 2014, when compared to the same period in 2013.

Premium Income. Premiums earned reflects the pro rata inclusion into income of premiums assumed (net of loss experience refund) over the life of the reinsurance contracts.

Net premiums earned for the quarter ended September 30, 2014 increased $1 million, or 158%, to $1.6 million, from $635 thousand for the quarter ended September 30, 2013. The growth of net premiums earned was driven by continued growth in the number and size of reinsurance contracts placed, including a new reinsurance contract placed during the quarter ended September 30, 2014.

Assumed premiums for the nine months ended September 30, 2014 increased $9.4 million, or 193%, to $14.3 million, from $4.9 million for the nine months ended September 30, 2013. The growth of assumed premiums, and consequently, the growth of net premiums earned of $2.3 million, or 276%, to $3.2 million from $847 thousand for the nine months ended September 30, 2013, was driven by continued growth in the number and size of reinsurance contracts placed. Additionally, our initial contracts were effective from June 1, 2013, and as such, premiums for the nine months ended September 30, 2013 represent only four months of revenue, when compared to nine months revenue for the nine-month period ended September 30, 2014. During the nine months ended September 30, 2014, we successfully completed our initial public offering and consequently, we were able to underwrite additional fully-collateralized reinsurance contracts with part of the proceeds of the initial public offering.

Losses Incurred. There were no losses incurred for the three months and nine months ended September 30, 2014 and 2013.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Additionally, included within policy acquisition costs and underwriting expenses for the three month and nine-month periods ended September 30, 2014, are underwriting consulting expenses of $38 thousand and $112 thousand, respectively, which were paid under the terms of an agreement with Resonant Consultants, Inc.

Policy acquisition costs and underwriting expenses for the quarter ended September 30, 2014 increased $88 thousand, or 215%, to $129 thousand from $41 thousand for the quarter ended September 30, 2013. The increase is due in part to the underwriting consulting expense mentioned above, as well as the increase in assumed premiums, which also resulted in increased brokerage fees and federal excise taxes (which are paid with respect to new reinsurance contracts).

Policy acquisition costs and underwriting expenses for the nine months ended September 30, 2014 increased $247 thousand, or 449%, to $302 thousand, from $55 thousand for the nine months ended September 30, 2013. The increase is due in part to the underwriting consulting expense mentioned above, as well as the increase in assumed premiums, which also resulted in increased brokerage fees and federal excise taxes (which are paid with respect to new reinsurance contracts). Additionally, our initial reinsurance contracts were effective from June 1, 2013, and as such, acquisition costs and underwriting expenses for the nine months ended September 30, 2013 represent only four months of acquisition costs, when compared to nine months of acquisition costs for the nine-month period ended September 30, 2014.

General and Administrative Expenses. General and administrative expenses for the quarter ended September 30, 2014 increased $225 thousand, or 186%, to $346 thousand, from $121 thousand for the quarter ended September 30, 2013. The increase is due primarily to the fact that, following our initial public offering in March 2014, we saw a significant increase in our general and administrative expenses during the quarter ended September 30, 2014 because of an increase in business activities and operations following the initial public offering.

General and administrative expenses for the nine months ended September 30, 2014 increased $611 thousand, or 351%, to $785 thousand, from $174 thousand for the nine months ended September 30, 2013. The increase is due primarily to the fact that we commenced operations in June 2013, and as such, general and administrative expenses for the nine months ended September 30, 2013 represent only four months of general and administrative expenses, when compared to nine months of general and administrative expenses for the nine-month period ended September 30, 2014. Additionally, following our successful initial public offering in March 2014, we saw a significant increase in our general and administrative expenses during the nine-month period ended September 30, 2014 because of an increase in business activities and operations following the initial public offering.

MEASUREMENT OF RESULTS

We use various measures to analyze the growth and profitability of business operations. For our reinsurance business, we measure growth in terms of premiums assumed and we measure underwriting profitability by examining our loss, underwriting expense and combined ratios. We analyze and measure profitability in terms of net income and return on average equity.

Premiums Assumed. We use gross premiums assumed to measure our sales of reinsurance products. Gross premiums assumed also correlates to our ability to generate net premiums earned. See also the analysis above relating to the growth in premiums assumed.

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. There were no losses incurred during the three-month and nine-month periods ended September 30, 2014 and 2013.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio increased from 6% for the quarter ended September 30, 2013 to 8% for the quarter ended September 30, 2014. The acquisition cost ratio also increased from 6% for the nine months ended September 30, 2013 to 9% for the nine months ended September 30, 2014. These increases are due primarily to the recording of underwriting consulting expenses of $37 thousand and $112 thousand for the three- and nine-month periods ended September 30, 2014, respectively.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and other administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio increased from 26% for the three-month period ended September 30, 2013 to 29% for the three-month period ended September 30, 2014. The expense ratio also increased from 27% for the nine-month period ended September 30, 2013 to 34% for the nine-month period ended September 30, 2014. The increase is consistent with our expectation that our general and administrative expenses will increase given that we are now subject to additional reporting requirements applicable to public companies.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, we are not underwriting profitably and may not be profitable. The combined ratio of 29% and 34% for the three-month and nine-month periods ended September 30, 2014 is the same as the expense ratio above, given that we have not experienced losses for the three-month and nine-month periods ended September 30, 2014 and 2013, and consequently, our loss ratio is 0%.

FINANCIAL CONDITION – SEPTEMBER 30, 2014 COMPARED TO DECEMBER 31, 2013

Restricted cash and cash equivalents. As of September 30, 2014, our restricted cash and cash equivalents increased by $16.4 million, or 162%, to $26.5 million, from $10.1 million as of December 31, 2013. The increase is primarily a result of our successful placement of new reinsurance contacts in June and July 2014, and the placement of cash in trust accounts as collateral under these contracts.

Investments. There were no investments at December 31, 2013. As of September 30, 2014, we had investment securities available for sale with a fair value of $9.0 million. During the quarter ended September 30, 2014, our investment committee approved the purchase of fixed-maturity and equity securities, which are included within our investment guidelines.

Premiums receivable. There were no premiums receivable at December 31, 2013, as under the terms of our initial reinsurance contacts underwritten in June 2013, all premiums were due to be paid upfront and were received during the period prior to December 31, 2013. As of September 30, 2014, we had $6.2 million in premiums receivable, which represents outstanding premium installments under our new reinsurance contracts for the treaty year commencing June 1, 2014.

Loss experience refund payable. As of September 30, 2014, our loss experience refund payable increased by $3.7 million, or 272%, to $5.1 million, from $1.4 million at December 31, 2013. The increase is due primarily to the recording of a pro-rated liability over the nine-month period ended September 30, 2014, because the absence of loss experience under two of our reinsurance contracts obligates us to refund premium to two of our ceding reinsurers.

Unearned premiums reserve. As of September 30, 2014, our unearned premiums reserve increased by $7.4 million, or 363%, to $9.4 million, from $2 million at December 31, 2013. The increase is due primarily to the successful placement of additional and larger reinsurance contracts for the treaty year effective June 1, 2014.

Ordinary Share Capital and Additional paid-in capital. As of September 30, 2014, ordinary share capital and additional paid in capital increased by approximately $26.9 million, or 409%, to $33.5 million, from $6.6 million at December 31, 2013. The increase is due to the net proceeds received upon completion of our initial public offering on March 26, 2014. See also the disclosure in Note 6 of the notes to the Condensed Consolidated Financial Statements included within this report.

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

Sources and Uses of Funds

Our sources of funds will primarily consist of premium receipts (net of brokerage fees and federal excise taxes, where applicable) and investment income, including interest, dividends and realized gains. We expect to use cash to pay losses and loss adjustment expenses, other underwriting expenses, dividends, and general and administrative expenses. Substantially all of our surplus funds, net of funds required for cash liquidity purposes, will be invested in accordance with our investment guidelines. Our investment portfolio will be primarily comprised of cash and highly liquid securities, which can be liquidated, if necessary, to meet current liabilities. We believe that we will have sufficient flexibility to liquidate any long-term securities that we will own in a rising market to generate liquidity.

Since inception, we have financed our cash flow requirements through the issuance of our ordinary shares and net premiums received. In May 2013, we issued and sold 1,115,350 ordinary shares in a private placement to a group of accredited investors, including certain of our officers and directors, for an aggregate purchase price of approximately $6.7 million. During the nine months ended September 30, 2014, our cash positions increased by approximately $7.4 million primarily as a result of the completion of our initial public offering on March 26, 2014 and the use of approximately half of the proceeds from our initial public offering to increase the statutory capital and surplus of our insurance subsidiary and to use as collateral under our new reinsurance contracts. We believe our cash from net premiums and investment income will be sufficient to cover our cash outflows for at least the next 12 months.

Operating activities

For the nine months ended September 30, 2014 and 2013, the net cash provided by operating activities was $6.8 million and $4.3 million, respectively. The increase in operating cash was primarily driven by our continuous operating profitability over the nine-month period ended September 30, 2014, compared with only four months of operations during the nine-month period ended September 30, 2013.

Investing activities

For the nine months ended September 30, 2014 and 2013, the net cash used in investing activities was $25.3 million and $10.1 million, respectively. The increase in cash used in investing activities was primarily driven by additional restricted cash and cash equivalents being placed in trust accounts, along with net investment purchases being made during the quarter ended September 30, 2014.

Financing activities

For the nine months ended September 30, 2014 and 2013, the net cash provided by financing activities was $25.9 million and $6.6 million, respectively. The increase in net cash provided by financing activities was due to the proceeds we received through the initial public offering (net of offering expenses) and dividends paid to shareholders. On January 19, 2014, our board of directors declared a dividend of $0.12 per ordinary share for each of the third quarter and the fourth quarter of 2013. Additionally, on July 6, 2014, our board of directors declared a dividend of $0.12 per ordinary share for the second quarter of 2014.

As of September 30, 2014, we believe we had sufficient cash flow from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, together with the net proceeds of the initial public offering. We have no plans to issue debt and expect to fund our operations for the foreseeable future from operating cash flow and the net proceeds of the initial public offering. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited is subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for Oxbridge Reinsurance

Limited is $500. As of September 30, 2014, Oxbridge Reinsurance Limited exceeded the minimum required. By law, Oxbridge Reinsurance Limited is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2014:

	Payment Due by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease (1)	$55	55	—	—	—
Operating Lease (2)	15	15	—	—	—

Total	$70	$70	—	—	—

(1)	On October 1, 2013, we entered into an operating lease agreement for residential space at Britannia Villas #616, Grand Cayman, Cayman Islands. The original term of the lease, which commenced on October 1, 2013, was 13 months. The lease was extended for another 12 months under substantially the same terms and conditions. Rent expense under this lease for the three-month and nine-month periods ended September 30, 2014 were $12,600 and $37,800, respectively, and lease commitments at September 30, 2014 were $54,600.
(2)	On February 3, 2014, we entered into an operating lease agreement for office space at Harbour Place, 103 South Church, Grand Cayman, Cayman Islands. The term of the lease is one year, which commenced on March 1, 2014. Rent expense under this lease for the three-month and nine-month periods ended September 30, 2014 were $9,000 and $27,000, respectively, and lease commitments at September 30, 2014 were $15,000.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of Unregistered Securities

There were no sales of unregistered securities during the quarter ended September 30, 2014.

Repurchases of Equity Securities

There were no repurchases of equity securities during the quarter ended September 30, 2014.

Use of Proceeds from Initial Public Offering

On February 28, 2014, our Registration Statement on Form S-1, as amended (File No. 333-193577) (the “Initial Registration Statement”), relating to our initial public offering of our units, ordinary shares, and warrants was declared effective by the Securities and Exchange Commission. In order to increase the number of units, ordinary shares, and warrants registered under the Initial Registration Statement, we filed another Registration Statement on Form S-1 (File No. 333-194648) pursuant to Rule 462(b), which was effective upon filing on March 18, 2014 (the “462(b) Registration Statement”). The Initial Registration Statement together with the 462(b) Registration Statement covered the offer and sale by us of 4,884,650 units (the “Units”), with each Unit consisting of one ordinary share and one warrant (each a “Warrant”), which were sold to the public on March 26, 2014 at a price of $6.00 per Unit. Each Warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per ordinary share (which is 125% of the public offering price) until March 26, 2019. Thus, we have reserved 4,884,650 ordinary shares for issuance upon exercise of the Warrants. Our initial public offering closed on March 26, 2014 resulting in aggregate gross proceeds to us of approximately $29.3 million and aggregate net proceeds of approximately $26.9 million after deducting an aggregate of $1,491,822 in commissions paid to placement agents and approximately $865,000 in offering expenses. As of November 10, 2014, we have a total of 6,000,000 ordinary shares issued and outstanding, which number includes the 4,884,650 ordinary shares underlying the Units issued in our initial public offering. Capitol Securities Management, Inc. acted as the representative of the placement agents in the initial public offering.

No offering expenses were paid directly or indirectly to any of our directors or officers or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

From February 28, 2014 to September 30, 2014, we have used approximately $15 million of the net proceeds of the offering to capitalize our reinsurance subsidiary.

There has been no material change in the use of proceeds from our initial public offering as described in the final prospectus filed with the Securities and Exchange Commission on March 21, 2014.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit No.	Document

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Financial Controller pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and Financial Controller pursuant to 18 U.S.C. §1350.

101	The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: November 10, 2014	By:	/s/ SANJAY MADHU
Sanjay Madhu Chief Executive Officer and President (Principal Executive Officer)

Date: November 10, 2014	By:	/s/ WRENDON TIMOTHY
Wrendon Timothy Financial Controller and Secretary (Principal Financial Officer and Principal Accounting Officer)