Form 10-K
period 2014-12-31
OXBRIDGE RE HOLDINGS Ltd
filed 2015-03-18
CIK 1584831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From                      To

Commission File Number 1-36346

OXBRIDGE RE HOLDINGS LIMITED

(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Harbour Place, Ground Floor 103 South Church Street P.O. Box 469 Grand Cayman, Cayman Islands	KY1-9006
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (345) 749-7570

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Ordinary Shares, par value $0.001 (USD) per share	The NASDAQ Capital Market
Warrants	The NASDAQ Capital Market

Securities Registered Pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $8,846,672 (based upon the quoted closing sale price per share of the registrant’s ordinary shares on The NASDAQ Capital Market) on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2014). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of June 30, 2014 were affiliates.

As of March 12, 2015, 6,060,000 ordinary shares, par value $0.001 (USD) per share, were outstanding.

Documents Incorporated by Reference:

None.

OXBRIDGE RE HOLDINGS LIMITED

Index to Annual Report on Form 10-K

Year Ended December 31, 2014

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Unless otherwise indicated, references to “we,” “us,” “our,” “our company,” or “the Company” in this Annual Report on Form 10-K refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiary, Oxbridge Reinsurance Limited, unless the context dictates otherwise.

All statements in this Annual Report on Form 10-K, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (refer to Part I, Item 7 of this Annual Report on Form 10-K), other than statements of historical fact, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words such as “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from our historical results and the forward-looking statements and you should not place undue reliance on the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A, of this Annual Report on Form 10-K). We undertake no obligation, other than imposed by law, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward-looking statements which speak only to the dates on which they were made.

PART I

ITEM 1	BUSINESS

Overview

We are a Cayman Islands exempted company that was organized in April 2013 to provide reinsurance business solutions primarily to property and casualty insurers in the Gulf Coast region of the United States. Through our licensed reinsurance subsidiary, Oxbridge Reinsurance Limited, we write fully collateralized policies to cover property losses from specified catastrophes. We specialize in underwriting medium frequency, high severity risks, where we believe sufficient data exists to analyze effectively the risk/return profile of reinsurance contracts.

Our company was formed by investors with significant experience in the U.S. property and casualty insurance market who saw an opportunity to provide more competitive reinsurance products to property and casualty insurance providers in the Gulf Coast region. Oxbridge Reinsurance Limited, our reinsurance subsidiary, was approved by the Cayman Islands Monetary Authority as a licensed Class C insurance company under Cayman Islands law in April 2013. In June 2013, we completed a private placement in the amount of $6.7 million. Following the private placement in June 2013, we entered into our initial reinsurance contracts with Claddaugh Casualty Insurance Company, Ltd. (“Claddaugh”), a captive reinsurance company and a subsidiary of HCI Group, a Florida-based, publicly traded holding company (“HCI Group”). Our core business is focused on the provision of property catastrophe reinsurance coverage to a broad range of select insurance companies and other reinsurers and we have since entered into additional reinsurance contracts with a number of third-party insurers and reinsurers.

We underwrite reinsurance contracts on a selective and opportunistic basis as opportunities arise based on our goal of achieving favorable long-term returns for our shareholders. Our goal is to achieve long-term growth in book value per share by writing business that will generate attractive underwriting profits relative to the risk we bear. Unlike other insurance and reinsurance companies, we do not intend to pursue an aggressive investment strategy and instead intend to focus our business on underwriting profits rather than investment profits. However, we remain opportunistic with respect to investment income, and intend to increase shareholder value through supplemental investment income when favorable opportunities are available. Our business focus is on fully collateralized reinsurance contracts for property catastrophes in the Gulf Coast region of the United States with an initial emphasis on Florida, and within that market and risk category, we will attempt to select the most economically attractive opportunities across a variety of property and casualty insurers. As our capital base grows, however, we expect that we will consider growth opportunities in other geographic areas and risk categories.

Our Business Strategy

Our goal is to achieve attractive risk-adjusted returns for our shareholders through the prudent management of underwriting risks relative to our capital base. To achieve this objective, the following are the principal elements of our business strategy.

•	Maintain a Commitment to Disciplined Underwriting. We employ a disciplined and data-driven underwriting approach to select a diversified portfolio of risks that we believe will generate an attractive return to our shareholders over the long term. Neither our underwriting nor our investment strategies are designed to generate smooth or predictable quarterly earnings, but rather to optimize growth in book value per share over the long term.

•	Focus on Risk Management. We treat risk management as an integral part of our underwriting and business management processes. Substantially all of our reinsurance contracts contain loss limitation provisions that limit our losses to the value of the assets collateralizing our reinsurance contracts.

•	Partial Deployment of Capital. We will treat risk management as an integral part of our underwriting and business management processes. We expect that substantially all of our reinsurance contracts will contain loss limitation provisions that limit our losses to the value of the assets collateralizing our reinsurance contracts.

•	Take Advantage of Market Opportunities. Although our business is initially focused on catastrophe coverage for Gulf Coast insurers with an initial emphasis on Florida, we intend to continuously evaluate various market opportunities in which our business may be strategically or financially expanded or enhanced in the future. Such opportunities could take the form of diversifying our business into other geographic or market areas. Such opportunities could also include quota share reinsurance contracts, joint ventures, renewal rights transactions, corporate acquisitions of other insurers or reinsurers, or the formation of insurance or reinsurance platforms in new markets. We believe the environment in the reinsurance and insurance markets will continue to produce opportunities for us, either through organic expansion, through acquisitions, or a combination of both.

The Reinsurance Industry

General

Reinsurance is an arrangement in which an insurance company, referred to as the reinsurer, agrees to assume from another insurance company, referred to as the ceding company or cedant, all or a portion of the insurance risks that the ceding company has underwritten under one or more insurance contracts. In return, the reinsurer receives a premium for the insured risks that it assumes from the ceding company, although reinsurance does not discharge the ceding company from its liabilities to policyholders. It is standard industry practice for primary insurers to reinsure portions of their insurance risks with other insurance companies under reinsurance agreements or contracts. This permits primary insurers to underwrite policies in amounts larger than the risks they are willing to retain. Reinsurance is generally designed to:

•	Reduce the ceding company’s net liability on individual risks, thereby assisting it in managing its risk profile and increasing its capacity to underwrite business as well as increasing the limit to which it can underwrite on a single risk;

•	assist the ceding company in meeting applicable regulatory and rating agency capital requirements;

•	assist the ceding company in reducing the short-term financial impact of sales and other acquisition costs; and

•	enhance the ceding company’s financial strength and statutory capital.

When reinsurance companies purchase reinsurance to cover their own risks assumed from ceding companies, this is known as retrocessional reinsurance. Reinsurance or retrocessional reinsurance can benefit a ceding company or reinsuring company, referred to herein as a “retrocedant,” as applicable, in various ways, such as by reducing exposure to individual risks and by providing catastrophe protection from larger or multiple losses. Like ceding companies, retrocedants can use retrocessional reinsurance to manage their overall risk profile or to create additional underwriting capacity, allowing them to accept larger risks or to write more business than would otherwise be possible, absent an increase in their capital or surplus.

Reinsurance contracts do not discharge ceding companies from their obligations to policyholders. Ceding companies therefore generally require their reinsurers to have, and to maintain, either a strong financial strength rating or security, in the form of collateral, as assurance that their claims will be paid.

Insurers generally purchase multiple tranches of reinsurance protection above an initial retention elected by the insurer. The amount of reinsurance protection purchased by an insurer is typically determined by the insurer through both quantitative and qualitative methods. In the event of losses, the amount of loss that exceeds the amount of reinsurance protection purchased is retained by the insurer. As a program is constructed from the ground up, each tranche added generally has a lower probability of loss than the prior tranche and therefore is generally subject to a lower reinsurance premium charged for the reinsurance protection purchased. Insurer catastrophe programs are typically supported by multiple reinsurers per program.

Reinsurance brokers play an important role in the reinsurance market. Brokers are intermediaries that assist the ceding company in structuring a particular reinsurance program and in negotiating and placing risks with third-party reinsurers. In this capacity, the broker is selected and retained by the ceding company on a contract-by-contract basis, rather than by the reinsurer. Though brokers are not parties to reinsurance contracts, reinsurers generally receive premium payments from brokers rather than ceding companies, and reinsurers that do not provide collateralized reinsurance are frequently required to pay amounts owed on claims under their policies to brokers. These brokers, in turn, pay these amounts to the ceding companies that have reinsured a portion of their liabilities with reinsurers.

Types of Reinsurance Contracts

Property reinsurance products are often written in the form of treaty reinsurance contracts, which are contractual arrangements that provide for the automatic reinsurance of a type or category of risk underwritten. Treaty reinsurance premiums, which are typically due in installments, are a function of the number and type of contracts written, as well as prevailing market prices. The timing of premiums written varies by line of business. The majority of property catastrophe business is written at the January and June annual renewal periods, depending on the type and location of the risks covered. Most hurricane and wind-storm coverage, particularly in the Gulf-coast region of the United States, is written at the June annual renewal periods.

Property catastrophe reinsurance contracts are typically “all risk” in nature, providing protection to the ceding company against losses from hurricanes and other natural and man-made catastrophes such as floods, earthquakes, tornadoes, storms and fires, referred to herein collectively as “perils.” The predominant exposures covered by these contracts are losses stemming from property damage and business interruption resulting from a covered peril. Coverage can also vary from “all natural” perils, which is the most expansive form, to more limited types such as windstorm-only coverage.

Property catastrophe reinsurance contracts are typically written on an “excess-of-loss” basis, which provides coverage to the ceding company when aggregate claims and claim expenses from a single occurrence for a covered peril exceed an amount that is specified in a particular contract. The coverage provided under excess-of-loss reinsurance contracts may be on a worldwide basis or may be limited in scope to specific regions or geographical areas. Under these contracts, protection is provided to an insurer for a portion of the total losses in excess of a specified loss amount, up to a maximum amount per loss specified in the contract.

Excess-of-loss contracts are typically written on a losses-occurring basis, which means that they cover losses that occur during the contract term, regardless of when the underlying policies came into force. Premiums from excess-of-loss contracts are earned ratably over the contract term, which is ordinarily 12 months. Most excess-of-loss contracts provide for a reinstatement of coverage following a covered loss event in return for an additional premium.

The Florida Property and Casualty Insurance Market

General Overview

Florida’s property and casualty insurance market has undergone significant changes in the past few decades. This market, which was formerly dominated by large, national, multi-line insurance companies, now includes: (i) Citizens Property Insurance Corporation (“Citizens”), a state-sponsored insurance company created by the Florida Legislature; (ii) Florida-based insurance companies that focus primarily on writing property insurance policies in the state of Florida; and (iii) Florida-based subsidiaries of national insurance companies that focus on writing property insurance policies in the state of Florida. While these three types of insurance companies participate in the market at varying levels, Citizens and the Florida-based insurance companies are now the dominant market participants. Within the private market, which excludes Citizens, there is an emerging prominence of small insurance companies, which have limited capitalization and a limited ability to diversify.

According to The State of Florida’s Property Insurance Market 2nd Annual Report Released in January 2013 for the Florida Legislature by The Florida Catastrophic Storm Risk Management Center (the “Report”), the shift from a market dominated by large, national, multi-line insurance companies to a market dominated by Citizens and the smaller, Florida-based insurance companies has resulted in an increased reliance on the global reinsurance market for diversification and capital. For the smaller, Florida-based insurance companies, reinsurance companies serve as the primary means of accessing broader capital markets.

Catastrophic Events

While the Florida property and casualty insurance market faces various challenges, the primary challenge is the potential for exposure to catastrophic windstorms. According to the Report, the state of Florida has:

•	more than $1.8 trillion in insured residential property exposure;

•	more than $4 billion in expected average annual losses due to windstorms (with respect to residential and commercial residential properties only); and

•	nearly $60 billion in 1-in-100 probable maximum losses due to windstorms (with respect to residential and commercial residential properties only).

According to Technical Memorandum NWS NHC-6, entitled “The Deadliest, Costliest, and Most Intense United States Tropical Cyclones from 1851 to 2010 (and Other Frequently Requested Hurricane Facts)” (the “NOAA Memorandum”) published by the National Oceanic and Atmospheric Administration (the “NOAA”), “[f]orty percent of all U.S. hurricanes and major hurricanes were in Florida,” and “[s]ixty percent of category 4 or higher hurricane strikes have occurred in either Florida or Texas.” The NOAA Memorandum also indicates that, between 1851 and 2010, there were 114 hurricane strikes and 37 major hurricanes in Florida. For these purposes, a “major hurricane” is a category 3, 4, or 5 hurricane.

The following table shows the number of major hurricanes that struck Florida between 1952 and 2014, a span of 62 years, on a year-by-year basis:

FLORIDA HURRICANE HISTORY

Category 3 or Greater, 1952-2014

1952: None	1972: None	1992: 1	2012: None
1953: None	1973: None	1993: None	2013: None
1954: None	1974: None	1994: None	2014: None
1955: None	1975: 1	1995: 1
1956: None	1976: None	1996: None
1957: None	1977: None	1997: None
1958: None	1978: None	1998: None
1959: None	1979: None	1999: None
1960: 1	1980: None	2000: None
1961: None	1981: None	2001: None
1962: None	1982: None	2002: None
1963: None	1983: None	2003: None
1964: None	1984: None	2004: 3
1965: 1	1985: 1	2005: 2
1966: None	1986: None	2006: None
1967: None	1987: None	2007: None
1968: None	1988: None	2008: None
1969: None	1989: None	2009: None
1970: None	1990: None	2010: None
1971: None	1991: None	2011: None

Source: National Oceanic and Atmospheric Administration (http://www.nhc.noaa.gov/data/)

For information regarding risks faced by our company due to weather-related incidents, see the risk factor on page [18] entitled “Our property and property catastrophe reinsurance operations will make us vulnerable to losses from catastrophes and may cause our results of operations to vary significantly from period to period.”

Our Reinsurance Contracts and Products

We intend to write primarily property, property catastrophe, and short-tail specialty and casualty reinsurance. We currently expected that substantially all of the reinsurance products we write in the foreseeable future will be in the form of treaty reinsurance contracts. When we write treaty reinsurance contracts, we do not evaluate separately each of the individual risks assumed under the contracts and are therefore largely dependent on the individual underwriting decisions made by the cedant. Accordingly, as part of our initial review and renewal process, we carefully review and analyze the cedant’s risk management and underwriting practices in evaluating whether to provide treaty reinsurance and in appropriately pricing the treaty.

Our contracts are written on an excess-of-loss basis, generally with a per-event cap. We generally receive the premium for the risk assumed and indemnify the cedant against all or a specified portion of losses and expenses in excess of a specified dollar or percentage amount. Our contracts are generally both single-year or multi-year contracts and our policy years generally commence on June 1 of each year and end on May 31 of the following year.

The bulk of our portfolio of risks is assumed pursuant to traditional reinsurance contracts. However, we may also from time to time take underwriting risk by purchasing a catastrophe-linked bond, or via a transaction booked as an industry loss warranty (as described below) or an indemnity swap. An indemnity swap is an agreement which provides for the exchange between two parties of different portfolios of catastrophe exposure with similar expected loss characteristics (for example, U.S. earthquake exposure for Asian earthquake exposure).

We believe our most attractive near-term opportunity is in property catastrophe reinsurance coverage for insurance companies. In addition to seeking profitable pricing, we manage our risks with contractual limits on our exposure. Property catastrophe reinsurance contracts are typically “all risk” in nature, meaning that they protect against losses from earthquakes and hurricanes, as well as other natural and man-made catastrophes such as tornados, fires, winter storms, and floods (where the contract specifically provides for such coverage). Losses on these contracts typically stem from direct property damage and business interruption. We generally write property catastrophe reinsurance on an excess-of-loss basis. These contracts typically cover only specific regions or geographical areas.

We are not licensed or admitted as an insurer in any jurisdiction other than the Cayman Islands. In addition, we do not have a financial rating and do not expect to have one in the near future. Many jurisdictions such as the United States do not permit clients to take credit for reinsurance on their statutory financial statements if such reinsurance is obtained from unlicensed or non-admitted insurers without appropriate collateral. As a result, we anticipate that all of our clients will require us to fully collateralize the reinsurance contracts we bind with them. Each of our contracts are fully collateralized and separately structured, with our liability being limited to the value of the assets held in the trust. We are generally not required to top-up the value of the assets held as collateral in respect of a particular reinsurance agreement. For each reinsurance agreement, a reinsurance trust is established in favor of the cedant, and the trustee of the reinsurance trust is a large bank that is agreed upon by our company and the cedant. The premium for the contract is ordinarily deposited into the trust, together with additional capital from our company, up to the coverage limit. Each reinsurance contract contains express limited recourse language to the effect that the liabilities of the relevant reinsurance contract are limited to the realizable value of the collateral held in respect of that contract. Upon the expiration of the reinsurance contract, the assets of the trust net of insured losses and other expenses are transferred to our company.

Underwriting and Retrocessional Coverage

In January 2014, we entered into an Underwriting Advisory Agreement with Resonant Consultants, Ltd., or Resonant. Under this agreement, we had the right to engage Resonant’s underwriting consulting services from time to time in connection with reinsurance contracts that we proposed to enter into Our relationship with Resonant is not exclusive. Resonant is a British Virgin Islands company owned and organized by E.W. “Ted” Blanch, who was a non-employee director of our company from May 2013 through October 2013. The Underwriting Advisory Agreement expired on December 31, 2014, and under the agreement, we paid the minimum fees of $150,000 to Resonant during the year ended December 31, 2014.

Most of our reinsurance contracts have other reinsurers participating as lead underwriters, and these lead underwriters generally set the premium for the risk. We follow the premium pricing of the lead underwriters in most cases subject to the guidance of the Underwriting Committee of our Board of Directors. Each quarter, our Board of Directors will set parameters for the maximum level of capital to be deployed for the quarter and the expected premium and risk profile that each of our contracts must meet.

We have no current plans to purchase retrocessional coverage. However, we may do so in the future to manage our overall exposure and to balance our portfolio. We have not yet purchased retrocessional coverage but expect that, if we do, we will only purchase uncollateralized retrocessional coverage from a reinsurer with a minimum financial strength rating of A- from either A.M. Best or Standard & Poors.

Marketing and Distribution

We expect that, in the future, the majority of our business will be sourced through reinsurance brokers. Brokerage distribution channels provide us with access to an efficient, variable distribution system without the significant time and expense that would be incurred in creating an in-house marketing and distribution network. Reinsurance brokers receive a brokerage commission that is usually a percentage of gross premiums written.

We intend to build relationships with global reinsurance brokers and captive insurance companies located in the Cayman Islands. Our management team has significant relationships with most of the primary and specialty broker intermediaries in the reinsurance marketplace in our target market. We believe that maintaining close relationships with brokers will give us access to a broad range of reinsurance clients and opportunities.

Brokers do not have the authority to bind us to any reinsurance contract. We review and approve all contract submissions in our corporate offices located in the Cayman Islands. From time to time, we may also enter into relationships with managing general agents who could bind us to reinsurance contracts based on narrowly defined underwriting guidelines.

Investment Strategy

Our company’s business focus is primarily on underwriting profit. However, we remain opportunistic with respect to investment income, and intend to increase shareholder value through supplemental investment income when favorable opportunities are available. Most of our company’s capital is held in trust accounts that collateralize the reinsurance policies that we write. The investment parameters for capital held in such trust accounts is generally established by the cedant for the relevant policy. Our investments are held in cash, fixed-maturity securities and equity securities.

Funds that are not held in collateralized trust accounts are generally invested in a conservative manner, with a focus on generating income while equally being liquid.

Our Board of Directors periodically reviews our investment policy and returns.

Claims Management

We are a newly formed company and have not experienced any claims. We anticipate that, for the foreseeable future, we will enter into only a limited number of reinsurance contracts and that therefore claims, if any, will be handled on a case-by-case basis.

Loss Reserves

Loss reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs of claims incurred (including claims incurred but not reported (IBNR)). Estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in claims severity and frequency and other variable factors such as inflation. It is likely that the ultimate liability will be greater or less than such estimates and that, at times, this variance will be material.

For our property and other catastrophe policies, we initially establish our loss reserves based on loss payments and case reserves reported by ceding companies. As we are not the only reinsurer on a contract, the lead reinsurer will set the loss amount estimates for the contract and the cedant will have the ability to pay for case losses consistent with that amount on our pro-rata share of the contract.

We then add to these case reserves our estimates for IBNR. To establish our IBNR estimates, in addition to the loss information and estimates communicated by cedants, we also use industry information, knowledge of the business written by us, management’s judgment and general market trends observed from our underwriting activities. We may also use our computer-based vendor and proprietary modeling systems to measure and estimate loss exposure under the actual event scenario, if available. Although the loss modeling systems assist with the analysis of the underlying loss, and provide us with information and the ability to perform an enhanced analysis, the estimation of claims resulting from catastrophic events is inherently difficult because of the variability and uncertainty of property catastrophe claims and the unique characteristics of each loss.

If IBNR estimates are made, we assess the validity of the assumptions we use in the reserving process on a quarterly basis during an internal review process. During this process actuaries verify that the assumptions we have made continue to form what they consider to be a sound basis for projection of future liabilities.

Although we believe that we are prudent in our assumptions and methodologies, we cannot be certain that our ultimate payments will not vary, perhaps materially, from the estimates we have made. If we determine that adjustments to an earlier estimate are appropriate, such adjustments are recorded in the quarter in which they are identified. The establishment of new reserves, or the adjustment of reserves for reported claims, could result in significant upward or downward changes to our financial condition or results of operations in any particular period. We regularly review and update these estimates, using the most current information available to us.

Our estimates, if any, are reviewed annually by an independent actuary in order to provide additional insight into the reasonableness of our loss reserves.

Competition

The reinsurance industry is highly competitive. We expect to compete with major reinsurers, most of which are well established, have significant operating histories and strong financial strength ratings and have developed long-standing client relationships.

Our competitors include Third Point Reinsurance Ltd., Blue Capital Reinsurance Holdings Ltd., ACE Ltd., Everest Re, General Re Corporation, Hannover Re Group, Munich Reinsurance Company, Partner Re Ltd., Swiss Reinsurance Company, Transatlantic Reinsurance Company, Berkshire Hathaway, PartnerRE Ltd., Acolus and Nephila, as well as smaller companies and other niche reinsurers. Although we seek to provide coverage where capacity and alternatives are limited, we directly compete with these larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business. We also compete with smaller companies and other niche reinsurers from time to time. While we have a limited operating history, we believe that our unique approach to multi-year underwriting will allow us to be successful in underwriting transactions against more established competitors.

Employees

As of March 12, 2015, we had two employees, both of whom were full time employees. We believe that our relations with our employees are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements. We believe that we will continue to have relatively few employees and intend to outsource many functions, such as information technology and human resources, to specialist firms in the Cayman Islands if and when we determine that such functions are necessary. We intend to use the expertise of our Board of Directors and where necessary, external consultants to provide any other service we may require from time to time.

Legal Proceedings

We are not currently involved in any litigation or arbitration. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

REGULATION AND CAPITAL REQUIREMENTS

Our wholly-owned subsidiary, Oxbridge Reinsurance Limited, holds a Class C Insurer’s License issued in accordance with the terms of the Insurance Law (as revised) of the Cayman Islands (the “Law”), and is subject to regulation by the Cayman Islands Monetary Authority (“CIMA”), in terms of the Law. As the holder of a Class C Insurer’s License, Oxbridge Reinsurance Limited is permitted to undertake insurance business approved by CIMA.

Oxbridge Reinsurance Limited is subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action. Pursuant to The Insurance (Capital and Solvency) (Classes B, C and D Insurers) Regulations, 2012 (the “Capital and Solvency Regulations”) published under the Law, Oxbridge Reinsurance Limited is required to maintain the statutory minimum capital requirement (as defined under the Capital and Solvency Regulations) of $500 and prescribed capital requirement (as defined under the Capital and Solvency Regulations) of $500, and a minimum margin of solvency equal to or in excess of the total prescribed capital requirement. Any failure to meet the applicable requirements or minimum statutory capital requirements could subject us to further examination or corrective action by CIMA, including restrictions on dividend payments, limitations on our writing of additional business or engaging in finance activities, supervision or liquidation.

CIMA may at any time direct Oxbridge Reinsurance Limited, in relation to a policy, a line of business or the entire business, to cease or refrain from committing an act or pursing a course of conduct and to perform such acts as in the opinion of CIMA are necessary to remedy or ameliorate the situation. See the discussion in “Risk Factors” under the heading “Any suspension or revocation of our reinsurance license would materially impact our ability to do business and implement our business strategy” for more information.

In addition, as a Cayman Islands exempted company, we may not carry on business or trade locally in the Cayman Islands except in furtherance of our business outside the Cayman Islands and we are prohibited from soliciting the public of the Cayman Islands to subscribe for any of our securities or debt. We are further required to file a return with the Registrar of Companies in January of each year and to pay an annual registration fee at that time.

The Cayman Islands has no exchange controls restricting dealings in currencies or securities.

Available Information

Our website is located at www.oxbridgere.com, and our investor relations website is located at http://irdirect.net/OXBR. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of change, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website that contains our SEC filings. The address of the SEC’s website is www.sec.gov.

ITEM 1A	RISK FACTORS

Risks Relating to Our Business

We are recently formed company and have limited historical information available for investors to evaluate our performance or a potential investment in our securities.

We have a limited history of operations. We were incorporated in April 2013 and began underwriting reinsurance transactions in June 2013. As a result, we have a limited operating history on which to estimate of our future earnings prospects, which may make it difficult for investors to evaluate an investment in our securities. In addition, because our underwriting and investment strategies may differ from other participants in the property and casualty reinsurance market, you may not be able to compare our business or prospects to other property and casualty reinsurers.

In addition, we cannot assure you that we will raise the funds necessary to further capitalize our subsidiary in order to grow our business. In general, reinsurance and insurance companies in their initial stages of development present substantial business and financial risks and may suffer significant losses. They must develop business relationships, establish operating procedures, hire staff, install information technology systems, implement management processes and complete other tasks appropriate for the conduct of their intended business activities. In particular, our ability to implement our strategy to penetrate the reinsurance market depends on, among other things:

•	our ability to attract clients;

•	our ability to attract and retain personnel with underwriting, actuarial and accounting and finance expertise;

•	our ability to outsource certain functions of our business without hiring additional personnel;

•	our ability to evaluate the risks we assume under reinsurance contracts that we write; and

•	the risk of being deemed a passive foreign investment company or an investment company if we are unable to implement our business plan and are deemed to not be in the active conduct of an insurance business or to not be predominantly engaged in an insurance business.

We cannot assure you that there will be sufficient demand for the reinsurance products we plan to write to support our planned level of operations, or that we will accomplish the tasks necessary to implement our business strategy. In addition, the business we have written to date is not mature and may be subject to greater losses than we have anticipated.

We will need additional capital in the future in order to grow and operate our business. Such capital may not be available to us or may not be available to us on favorable terms. Furthermore, our raising additional capital could dilute your ownership interest in our company.

We expect that we will need to raise additional capital in the future through public or private equity or debt offerings or otherwise in order to:

•	further capitalize our reinsurance subsidiary and implement our growth strategy;

•	fund liquidity needs caused by underwriting or investment losses;

•	replace capital lost in the event of significant reinsurance losses or adverse reserve developments;

•	meet applicable statutory jurisdiction requirements; and/or

•	respond to competitive pressures.

Additional capital may not be available on terms favorable to us, or at all. Further, any additional capital raised through the sale of equity could dilute your ownership interest in our company and may cause the market price of our ordinary shares and warrants to decline. Additional capital raised through the issuance of debt may result in creditors having rights, preferences and privileges senior or otherwise superior to those of our ordinary shares and warrants.

Our results of operations will fluctuate from period to period and may not be indicative of our long-term prospects.

We anticipate that the performance of our reinsurance operations and our investment portfolio will fluctuate from period to period. Fluctuations will result from a variety of factors, including:

•	reinsurance contract pricing;

•	our assessment of the quality of available reinsurance opportunities;

•	the volume and mix of reinsurance products we underwrite;

•	loss experience on our reinsurance liabilities;

•	our ability to assess and integrate our risk management strategy properly; and

•	the performance of our investment portfolio.

In particular, we plan to underwrite products and make investments to achieve favorable return on equity over the long term. In addition, our opportunistic nature and focus on long-term growth in book value will result in fluctuations in total premiums written from period to period as we concentrate on underwriting contracts that we believe will generate better long-term, rather than short-term, results. Accordingly, our short-term results of operations may not be indicative of our long-term prospects.

The positions held by Paresh Patel and Sanjay Madhu may present, and make us vulnerable to, difficult conflicts of interest and related legal challenges.

Sanjay Madhu, our President and Chief Executive Officer, is also a member of the Board of Directors of HCI Group. In addition, Paresh Patel, the non-executive Chairman of our Board of Directors, also holds the positions of Chairman of the Board, President and Chief Executive Officer at HCI Group, a company whose subsidiaries primarily operate in the property and casualty insurance and reinsurance markets. Mr. Patel is not an employee of our company and, as such, does not serve our company on a full-time basis.

Because both of Mr. Madhu and Mr. Patel serve on the board of directors at both HCI Group and our company, potential conflicts of interest may arise should the interests of HCI Group and our company diverge. These relationships and potential conflicts could also result in contracts between us and HCI Group and/or its subsidiaries that are less favorable to us than contracts that could be negotiated with other third parties.

Mr. Madhu’s service as President and Chief Executive Officer of Oxbridge Re Holdings Limited and as a director of HCI Group, as well as Mr. Patel’s service on the board of directors of our company and HCI Group, could also raise a potential challenge under anti-trust laws. Section 8 of the Clayton Antitrust Act, or the Clayton Act, prohibits a person from serving as a director or officer in any two competing corporations under certain circumstances. If HCI Group and Oxbridge Re Holdings Limited are in the future deemed to be competitors within the meaning of the Clayton Act, certain thresholds relating to direct competition between HCI Group and Oxbridge Re Holdings Limited are met, and the Department of Justice and/or Federal Trade Commission challenge the arrangement, Mr. Madhu and/or Mr. Patel may be required to resign his positions with one of the companies and/or fines or other penalties could be assessed against Mr. Madhu, Mr. Patel, and Oxbridge Re Holdings Limited. We expect that our company and HCI Group and its subsidiaries will have different business focuses and marketing strategies, thus minimizing the risk of direct competition. However, it is possible that the potential for direct competition may exist with respect to the business that we pursue with insurance companies other than HCI Group and its subsidiaries.

The business relationships between us and HCI Group, together with the positions held by our directors and executives with HCI Group, may present difficult conflicts of interest and business opportunity issues.

We may continue to derive a substantial portion of our business from HCI Group subsidiaries during our first few years of operation. Sanjay Madhu, our Chief Executive Officer and a member of our Board of Directors, is also a member of the board of directors of HCI Group and a former executive officer of HCI Group. Also, Paresh Patel, the non-executive Chairman of our Board of Directors and largest shareholder of our company, is the Chairman, President, and Chief Executive Officer of HCI Group. Because of these business relationships, various conflicts of interest could arise with respect to business opportunities that could be advantageous to HCI Group or its subsidiaries, on the one hand, and us or any of our subsidiaries, on the other hand. Moreover, because of these relationships, HCI Group may have the ability to otherwise significantly influence certain business decisions by us, including our writing of future policies. These relationships and potential conflicts of interest could also result in contracts between us and HCI Group and/or its subsidiaries that are less favorable to us than contracts that could be negotiated with other third parties.

Reinsurance of HCI Group’s insurance subsidiaries’ business could expose us to substantial risk of loss.

A significant portion of our business is currently with HCI Group’s insurance subsidiaries, and we may continue to have a significant portion of our reinsurance contracts with these subsidiaries in the future. Accordingly, our results of operations may be highly dependent on the results of operations of HCI Group’s insurance subsidiaries. HCI Group insurance subsidiaries write business in Florida, and as a result, a single catastrophe occurrence, destructive weather pattern, terrorist attack, regulatory development or other condition or general economic trend disproportionately affecting the state of Florida could have a material adverse effect on the subsidiary, and therefore, our financial condition and results of operations.

Failure to become rated by A.M. Best, or receipt of a negative rating, could significantly and negatively affect our ability to grow.

Companies, insurers and reinsurance brokers use ratings from independent ratings agencies as an important means of assessing the financial strength and quality of reinsurers. This rating reflects the rating agency’s opinion of our financial strength, operating performance and ability to meet obligations. It is not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our securities. A.M. Best assigns ratings based on its analysis of balance sheet strength, operating performance and business profile.

Currently, A.M Best has not assigned us a financial strength rating, and we do not intend to seek a rating in the forseesable future. Without a rating, or if we received a negative rating, our growth potential and business strategy will be limited because of the need to collateralize the insurance policies that we write.

Established competitors with greater resources may make it difficult for us to effectively market our products or offer our products at a profit.

The reinsurance industry is highly competitive. We compete with major reinsurers, all of which have substantially greater financial, marketing and management resources than we do. Competition in the types of business that we seek to underwrite is based on many factors, including:

•	premium charges;

•	the general reputation and perceived financial strength of the reinsurer;

•	relationships with reinsurance brokers;

•	terms and conditions of products offered;

•	ratings assigned by independent rating agencies;

•	speed of claims payment and reputation; and

•	the experience and reputation of the members of our underwriting team in the particular lines of reinsurance we seek to underwrite.

Additionally, although the members of our underwriting team have general experience across many property and casualty lines, they may not have the requisite experience or expertise to compete for all transactions that fall within our strategy of offering customized frequency and severity contracts at times and in markets where capacity and alternatives may be limited.

Our competitors include Third Point Reinsurance Ltd., Blue Capital Reinsurance Holdings Ltd., ACE Ltd., Everest Re, General Re Corporation, Hannover Re Group, Munich Reinsurance Company, Partner Re Ltd., Swiss Reinsurance Company, Transatlantic Reinsurance Company, Berkshire Hathaway, PartnerRe Ltd, Aeolus, and Nephila, as well as smaller companies and other niche reinsurers. Although we seek to provide coverage where capacity and alternatives are limited, we will directly compete with these larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business.

We cannot assure you that we will be able to compete successfully in the reinsurance market. Our failure to compete effectively could significantly and negatively affect our financial condition and results of operations and may increase the likelihood that we may be deemed to be a passive foreign investment company or an investment company.

If actual renewals of our existing contracts do not meet expectations, our premiums assumed in future years and our future results of operations could be materially adversely affected.

Many of our contracts are generally written for a one-year term. In our financial forecasting process, we make assumptions about the renewal of our prior year’s contracts. The insurance and reinsurance industries have historically been cyclical businesses with periods of intense competition, often based on price. If actual renewals do not meet expectations or if we choose not to write on a renewal basis because of pricing conditions, our premiums assumed in future years and our future operations would be materially adversely affected.

Reputation is an important factor in the reinsurance industry, and our lack of an established reputation may make it difficult for us to attract or retain business.

Reputation is a very important factor in the reinsurance industry, and competition for business is, in part, based on reputation. Although our reinsurance policies will be fully collateralized, we are a relatively newly formed reinsurance company and do not yet have a well-established reputation in the reinsurance industry. Our lack of an established reputation may make it difficult for us to attract or retain business. In addition, we do not have or currently intend to obtain financial strength ratings, which may discourage certain counterparties from entering into reinsurance contracts with us.

If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be significantly and negatively affected.

Our results of operations and financial condition will depend upon our ability to accurately assess the potential losses and loss adjustment expenses associated with the risks we reinsure. Reserves are estimates at a given time of claims an insurer ultimately expects to pay, based upon facts and circumstances then known, predictions of future events, estimates of future trends in claim severity and other variable factors. The inherent uncertainties of estimating loss reserves are generally greater for reinsurance companies as compared to primary insurers, primarily due to:

•	the lapse of time from the occurrence of an event to the reporting of the claim and the ultimate resolution or settlement of the claim;

•	the diversity of development patterns among different types of reinsurance treaties; and

•	the necessary reliance on the client for information regarding claims.

As we have only recently commenced operations, our estimation of reserves may be less reliable than the reserve estimations of a reinsurer with a greater volume of business and an established loss history. Our actual losses and loss adjustment expenses paid may deviate substantially from the estimates of our loss reserves and could negatively affect our results of operations. If our loss reserves are later found to be inadequate, we would increase our loss reserves with a corresponding reduction in our net income and capital in the period in which we identify the deficiency, and such a reduction would also negatively affect our results of operations. If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be significantly and negatively affected.

The property and casualty reinsurance market may be affected by cyclical trends.

We write reinsurance in the property and casualty markets, which tend to be cyclical in nature. Ceding company underwriting results, prevailing general economic and market conditions, liability retention decisions of companies and ceding companies and reinsurance premium rates each influence the demand for property and casualty reinsurance. Prevailing prices and available surplus to support assumed business then influence reinsurance supply. Supply may fluctuate in response to changes in return on capital realized in the reinsurance industry, the frequency and severity of losses and prevailing general economic and market conditions.

Continued increases in the supply of reinsurance may have consequences for the reinsurance industry generally and for us, including lower premium rates, increased expenses for customer acquisition and retention, less favorable policy terms and conditions and/or lower premium volume. Furthermore, unpredictable developments, including courts granting increasingly larger awards for certain damages, increases in the frequency of natural disasters (such as hurricanes, windstorms, tornados, earthquakes, wildfires and floods), fluctuations in interest rates, changes in the investment environment that affect market prices of investments and inflationary pressures, affect the industry’s profitability. The effects of cyclicality could significantly and negatively affect our financial condition and results of operations.

Our property and property catastrophe reinsurance operations will make us vulnerable to losses from catastrophes and may cause our results of operations to vary significantly from period to period.

Our reinsurance operations expose us to claims arising out of unpredictable catastrophic events, such as hurricanes, hailstorms, tornados, windstorms, earthquakes, floods, fires, explosions, and other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable but the loss experience of property catastrophe reinsurers has been generally characterized as low frequency and high severity. Claims from catastrophic events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal quarter or year and adversely affect our financial condition. Corresponding reductions in our surplus levels could impact our ability to write new reinsurance policies.

Catastrophic losses are a function of the insured exposure in the affected area and the severity of the event. Because accounting regulations do not permit reinsurers to reserve for catastrophic events until they occur, claims from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could significantly and negatively affect our financial condition and results of operations.

We could face unanticipated losses from war, terrorism, and political unrest, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.

Like other reinsurers, we face potential exposure to large, unexpected losses resulting from man-made catastrophic events, such as acts of war, acts of terrorism and political instability. These risks are inherently unpredictable and recent events may indicate that the frequency and severity of these types of losses may increase. It is difficult to predict the timing of these events or to estimate the amount of loss that any given occurrence will generate. To the extent that losses from these risks occur, our financial condition and results of operations could be significantly and negatively affected.

We depend on our clients’ evaluations of the risks associated with their insurance underwriting, which may subject us to reinsurance losses.

In the proportional reinsurance business, in which we assume an agreed percentage of each underlying insurance contract being reinsured, or quota share contracts, we do not separately evaluate each of the original individual risks assumed under these reinsurance contracts. Therefore, we are largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that the clients may not have adequately evaluated the insured risks and that the premiums ceded may not adequately compensate us for the risks we assume. We also do not separately evaluate each of the individual claims made on the underlying insurance contracts under quota share arrangements. Therefore, we are dependent on the original claims decisions made by our clients.

Changing climate conditions may adversely affect our financial condition, profitability or cash flows.

Climate change, to the extent it produces extreme changes in temperatures and changes in weather patterns, could impact the frequency or severity of weather events and wildfires. Further, it could impact the affordability and availability of homeowners insurance, which could have an impact on pricing. Changes in weather patterns could also affect the frequency and severity of other natural catastrophe events to which we may be exposed. The occurrence of these events would significantly and negatively affect our financial condition and results of operations.

Operational risks, including human or systems failures, are inherent in our business.

Operational risks and losses can result from, among other things, fraud, errors, failure to document transactions properly or to obtain proper internal authorization, failure to comply with regulatory requirements, information technology failures or external events.

We believe that our modeling, underwriting and information technology and application systems are critical to our business and our growth prospects. Moreover, we rely on our information technology and application systems to further our underwriting process and to enhance our ability to compete successfully. A major defect or failure in our internal controls or information technology and application systems could result in management distraction, harm to our reputation or increased expenses.

The effect of emerging claim and coverage issues on our business is uncertain.

As industry practices and legal, judicial and regulatory conditions change, unexpected issues related to claims and coverage may emerge. It is possible that certain provisions of our future reinsurance contracts, such as limitations or exclusions from coverage or choice of forum, may be difficult to enforce in the manner we intend, due to, among other things, disputes relating to coverage and choice of legal forum. These issues may adversely affect our business by either extending coverage beyond the period that we intended or by increasing the number or size of claims. In some instances, these changes may not manifest themselves until many years after we have issued insurance or reinsurance contracts that are affected by these changes. As a result, we may not be able to ascertain the full extent of our liabilities under our insurance or reinsurance contracts for many years following the issuance of our contracts. The effects of unforeseen development or substantial government intervention could adversely impact our ability to adhere to our goals.

We are required to maintain sufficient collateral accounts, which could significantly and negatively affect our ability to implement our business strategy.

We are not licensed or admitted as a reinsurer in any jurisdiction other than the Cayman Islands. Certain jurisdictions, including the United States, do not permit insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless appropriate security measures are implemented. Consequently, we must continue to maintain sufficient funds in escrow accounts to serve as collateral for our reinsurance contracts. Because we intend to continue to utilize our funds (rather than utilizing the credit markets) to serve as collateral for our reinsurance obligations, we may not be able to fully utilize our capital to expand our reinsurance coverage as rapidly as other reinsurers.

The inability to obtain business provided from brokers could adversely affect our business strategy and results of operations.

We anticipate that a substantial portion of our business will be placed primarily through brokered transactions, which involve a limited number of reinsurance brokers. If we are unable to identify and grow the brokered business provided through one or more of these reinsurance brokers, many of whom may not be familiar with our Cayman Islands jurisdiction, this failure could significantly and negatively affect our business and results of operations.

The involvement of reinsurance brokers may subject us to their credit risk.

As a standard practice of the reinsurance industry, reinsurers frequently pay amounts owed on claims under their policies to reinsurance brokers, and these brokers, in turn, remit these amounts to the ceding companies that have reinsured a portion of their liabilities with the reinsurer. In some jurisdictions, if a broker fails to make such a payment, the reinsurer might remain liable to the client for the deficiency notwithstanding the broker’s obligation to make such payment. Conversely, in certain jurisdictions, when the client pays premiums for policies to reinsurance brokers for payment to the reinsurer, these premiums are considered to have been paid and the client will no longer be liable to the reinsurer for these premiums, whether or not the reinsurer has actually received them. Consequently, we assume a degree of credit risk associated with the brokers that we do business with.

We may be unable to purchase reinsurance for the liabilities we reinsure, and if we successfully purchase such reinsurance, we may be unable to collect, which could adversely affect our business, financial condition and results of operations.

Retrocessional coverage (reinsurance for the liabilities we reinsure) may not always be available to us. From time to time, we expect that we will purchase retrocessional coverage for our own account in order to mitigate the effect of a potential concentration of losses upon our financial condition. The insolvency or inability or refusal of a reinsurer of reinsurance to make payments under the terms of its agreement with us could have an adverse effect on us because we remain liable to our client. From time to time, market conditions have limited, and in some cases have prevented, reinsurers from obtaining the types and amounts of retrocession that they consider adequate for their business needs. Accordingly, we may not be able to obtain our desired amounts of retrocessional coverage or negotiate terms that we deem appropriate or acceptable or obtain retrocession from entities with satisfactory creditworthiness. Our failure to establish adequate retrocessional arrangements or the failure of our retrocessional arrangements to protect us from overly concentrated risk exposure could significantly and negatively affect our business, financial condition and results of operations.

U.S. and global economic downturns could harm our business, our liquidity and financial condition and the price of our securities.

Weak economic conditions may adversely affect (among other aspects of our business) the demand for and claims made under our products, the ability of customers, counterparties and others to establish or maintain their relationships with us, our ability to access and efficiently use internal and external capital resources and our investment performance. Volatility in the U.S. and other securities markets may adversely affect our investment portfolio and our resulting results of operations.

Our ability to implement our business strategy could be delayed or adversely affected by Cayman Islands employment restrictions.

Under Cayman Islands law, persons who are not Caymanian, do not possess Caymanian status, or are not otherwise entitled to reside and work in the Cayman Islands pursuant to provisions of the Immigration Law (2013 Revision) of the Cayman Islands, which we refer to as the Immigration Law, may not engage in any gainful occupation in the Cayman Islands without an appropriate governmental work permit. The failure to obtain work permits, or extensions thereof, for our employees could prevent us from continuing to implement our business strategy.

If we lose or are unable to retain our senior management and other key personnel and are unable to attract qualified personnel, our ability to implement our business strategy could be delayed or hindered, which, in turn, could significantly and negatively affect our business.

Although we only employ two individuals, both of whom are members of senior management, our future success depends to a significant extent on the efforts of our senior management and other key personnel (who have not yet been hired) to implement our business strategy. We believe there are only a limited number of available, qualified executives with substantial experience in our industry. In addition, we will need to add personnel, including underwriters, to implement our business strategy. We could face challenges attracting personnel to the Cayman Islands. Accordingly, the loss of the services of one or more of the members of our senior management or other key personnel (when hired), or our inability to hire and retain other key personnel, could delay or prevent us from fully implementing our business strategy and, consequently, significantly and negatively affect our business.

We do not currently maintain key man life insurance with respect to any of our senior management. If any member of senior management dies or becomes incapacitated, or leaves the Company to pursue employment opportunities elsewhere, we would be solely responsible for locating an adequate replacement for such senior management and for bearing any related cost. To the extent that we are unable to locate an adequate replacement or are unable to do so within a reasonable period of time, our business may be significantly and negatively affected.

There are differences under Cayman Islands corporate law and Delaware corporate law with respect to interested party transactions which may benefit certain of our shareholders at the expense of other shareholders.

Under Cayman Islands corporate law, a director may vote on a contract or transaction where the director has an interest as a shareholder, director, officer or employee provided such interest is disclosed. None of our contracts will be deemed to be void because any director is an interested party in such transaction and interested parties will not be held liable for monies owed to the company. Under Delaware law, interested party transactions are voidable.

Risks Relating to Insurance and Other Regulations

Any suspension or revocation of our reinsurance license would materially impact our ability to do business and implement our business strategy.

Oxbridge Reinsurance Limited is licensed as an insurer only in the Cayman Islands by the CIMA, and we do not intend to obtain a license in any other jurisdiction. The suspension or revocation of our license to do business as a reinsurance company in the Cayman Islands for any reason would mean that we would not be able to enter into any new reinsurance contracts until the suspension ended or we became licensed in another jurisdiction. Any such suspension or revocation of our license would negatively impact our reputation in the reinsurance marketplace and could have a material adverse effect on our results of operations.

As a regulated insurance company, Oxbridge Reinsurance Limited is subject to the supervision of CIMA and CIMA may at any time direct Oxbridge Reinsurance Limited, in relation to a policy, a line of business or the entire business, to cease or refrain from committing an act or pursing a course of conduct and to perform such acts as in the opinion of CIMA are necessary to remedy or ameliorate the situation.

Furthermore, in certain circumstances, including when CIMA is of the opinion that:

•	a licensee either is or appears to be likely to become unable to meet its obligations as they fall due;

•	a licensee is carrying on its business in a manner which is seen as detrimental to the general public interest or to the interests of its creditors or policy holders;

•	the activities of any member of the licensee’s insurance group are detrimental to those interests of the licensee’s creditors, as well as its policy holders;

•	a licensee has contravened the Law or the Money Laundering Regulations (2009 Revision) of the Cayman Islands;

•	the licensee has failed to comply with a condition of its license such as maintaining a margin of solvency as prescribed by CIMA;

•	the direction and/or management of the licensee’s business has not been conducted in a fit and proper manner;

•	a director, manager or officer of the licensee’s business is not someone who would qualify or be seen as a person suitable to hold the respective position;

•	any person who is either holding or acquiring control or ownership of the licensee is not a fit and proper person to have such control or ownership;

•	the licensee has ceased to carry on business; or

•	the licensee is placed in liquidation or is dissolved;

CIMA may take one of a number of steps, including:

•	requiring the licensee to take steps to rectify the matter;

•	suspending the license of the licensee pending a full inquiry into the licensee’s affairs; revoking the license;

•	imposing conditions upon the licensee in terms of decisions made by it, including the suspension of voting rights or nullification of votes cast by it, and amending or revoking any such condition;

•	requiring the substitution or removal of any director, manager or officer of the licensee, at the expense of the licensee;

•	appointing a person to advise the licensee on the proper conduct of its affairs, at the expense of the licensee; appointing a person to assume control of the licensee’s affairs; or

•	otherwise requiring such action to be taken by the licensee as CIMA considers necessary.

Failures to comply with a direction given by CIMA may be punishable by a fine of up to five hundred thousand Cayman Islands dollars (US$609,756.10 based on the Cayman Islands’ pegged exchange rate of CI$0.82 per US$1.00 as of March 12, 2015) or imprisonment for a term of five years or both, and a fine of an additional ten thousand Cayman Islands dollars (US$12,195.12) for every day after conviction on which the offense so continues.

Our reinsurance subsidiary is subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.

Pursuant to the Capital and Solvency Regulations, Oxbridge Reinsurance Limited, our reinsurance subsidiary, is required to maintain the statutory minimum capital requirement (as defined under the Capital and Solvency Regulations) of $500 and prescribed capital requirement (as defined under the Capital and Solvency Regulations) of $500, and a minimum margin of solvency equal to or in excess of the total prescribed capital requirement. Any failure to meet the applicable requirements or minimum statutory capital requirements could subject us to further examination or corrective action by CIMA, including restrictions on dividend payments, limitations on our writing of additional business or engaging in finance activities, supervision or liquidation.

As a holding company, we will depend on the ability of our subsidiaries to pay dividends.

We are a holding company and do not have any significant operations or assets other than our ownership of the shares of our subsidiaries (currently only Oxbridge Reinsurance Limited). Dividends and other permitted distributions from our subsidiaries will be our primary source of funds to meet ongoing cash requirements, including future debt service payments, if any, and other expenses, and to pay dividends to our shareholders if we choose to do so. Oxbridge Reinsurance Limited, as well as some of our future subsidiaries, will be subject to applicable law as well as significant regulatory restrictions limiting their ability to declare and pay dividends. The inability of our subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have an adverse effect on our operations and our ability to pay dividends to our shareholders if we choose to do so and/or meet our debt service obligations, if any.

We are subject to the risk of possibly becoming an investment company under U.S. federal securities law.

In the United States, the Investment Company Act of 1940, as amended (the “Investment Company Act”), regulates certain companies that invest in or trade securities. We rely on an exemption under the Investment Company Act for an entity organized and regulated as a foreign insurance company which is engaged primarily and predominantly in the reinsurance of risks on insurance agreements. The law in this area is subjective and there is a lack of guidance as to the meaning of ‘‘primarily and predominantly’’ under the relevant exemption to the Investment Company Act. For example, there is no standard for the amount of premiums that need to be written relative to the level of an entity’s capital in order to qualify for the exemption. If this exception were deemed inapplicable, we would have to seek to register under the Investment Company Act as an investment company, which, under the Investment Company Act, would require an order from the SEC. Our inability to obtain such an order could have a significant adverse impact on our business, as we might have to cease certain operations or risk substantial penalties for violating the Investment Company Act.

Registered investment companies are subject to extensive, restrictive and potentially adverse regulation relating to, among other things, capital structure, leverage, management, dividends and transactions with affiliates. Registered investment companies are not permitted to operate their business in the manner in which we operate (and intend to operate) our business. Specifically, if we were required to register under the Investment Company Act, provisions of the Investment Company Act would limit (and in some cases even prohibit) our ability to raise additional debt and equity securities or issue options or warrants (which could impact our ability to compensate key employees), limit our ability to use financial leverage, limit our ability to incur indebtedness, and require changes to the composition of our Board of Directors. Provisions of the Investment Company Act would also prohibit (subject to certain exceptions) transactions with affiliates. Accordingly, if we were required to register as an investment company, we would not be permitted to have many of the relationships that we have or expect that we may have with affiliated companies.

If at any time it were established that we had been operating as an investment company in violation of the registration requirements of the Investment Company Act, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, or that we would be unable to enforce contracts with third parties or that third parties could seek to obtain rescission of transactions with us undertaken during the period in which it was established that we were an unregistered investment company.

To the extent that the laws and regulations change in the future so that contracts we write are deemed not to be reinsurance contracts, we will be at greater risk of not qualifying for the Investment Company Act exemption. Additionally, it is possible that our classification as an investment company would result in the suspension or revocation of our reinsurance license.

Insurance regulations to which we are, or may become, subject, and potential changes thereto, could have a significant and negative effect on our business.

Although we do not presently expect that we will conduct business in any jurisdiction other than the Cayman Islands, we cannot assure you that insurance regulators in the United States or elsewhere will not review our activities and claim that we are subject to such jurisdiction’s insurance licensing requirements. In addition, we are subject to indirect regulatory requirements imposed by jurisdictions that may limit our ability to provide reinsurance. For example, our ability to write reinsurance may be subject, in certain cases, to arrangements satisfactory to applicable regulatory bodies, and proposed legislation and regulations may have the effect of imposing additional requirements upon, or restricting the market for, non-U.S. reinsurers such as Oxbridge Reinsurance Limited, with whom domestic companies may place business. We do not know of any such proposed legislation pending at this time.

Furthermore, we may not be able to comply fully with, or obtain desired exemptions from, revised statutes, regulations and policies that currently, or may in the future, govern the conduct of our business. Failure to comply with, or to obtain desired authorizations and/or exemptions under, any applicable laws could result in restrictions on our ability to do business or undertake activities that are regulated in the jurisdiction in which operate and could subject us to fines and other sanctions. In addition, changes in the laws or regulations to which our subsidiary is subject or may become subject, or in the interpretations thereof by enforcement or regulatory agencies, could have a material adverse effect on our business, our business plans, and our growth strategy.

We will likely be exposed to credit risk due to the possibility that counterparties may default on their obligations to us.

Due to our investments in our portfolio, we are exposed to credit risk due to the possibility that counterparties may default on their obligations to us. Issuers or borrowers whose securities or debt we hold, customers, reinsurers, clearing agents, exchanges, clearing houses and other financial intermediaries and guarantors may default on their obligations to us due to bankruptcy, insolvency, lack of liquidity, adverse economic conditions, operational failure, fraud or other reasons. Such defaults could have a significant and negative effect on our results of operations, financial condition and cash flows.

Risks Relating to our Securities

Provisions of our Third Amended and Restated Memorandum and Articles of Association (“Articles”) could adversely affect the value of our securities.

Our Articles permit our Board of Directors to allot, issue, grant options over or otherwise dispose of further shares (including fractions of such share) with or without preferred, deferred or other rights or restrictions, whether in regard to dividend or other distribution, voting, return of capital or otherwise and to such persons, at such times and on such other terms as they consider appropriate. Accordingly, our Board of Directors may authorize the issuance of preferred shares with terms and conditions and under circumstances that could have an effect of discouraging a takeover or other transaction, deny shareholders the receipt of a premium on their ordinary shares in the event of a tender or other offer for ordinary shares and have a depressive effect on the value of our ordinary shares.

Provisions of the Companies Law of the Cayman Islands could prevent a merger or takeover of our company.

As compared to mergers under corporate law in the United States, it may be more difficult to consummate a merger of two or more companies in the Cayman Islands or the merger of one or more Cayman Islands companies with one or more overseas companies, even if such transaction would be beneficial to our shareholders. The Companies Law of the Cayman Islands, as amended (the “Companies Law”), permits mergers and consolidations between Cayman Islands companies and between Cayman Islands companies and non-Cayman Islands companies. For these purposes, (a) “merger” means the merging of two or more constituent companies and the vesting of their undertaking, property and liabilities in one of such companies as the surviving company and (b) a “consolidation” means the combination of two or more constituent companies into a combined company and the vesting of the undertaking, property and liabilities of such companies to the consolidated company. In order to effect such a merger or consolidation, the directors of each constituent company must approve a written plan of merger or consolidation, which must then be authorized by (a) a special resolution of the shareholders of each constituent company, and (b) such other authorization, if any, as may be specified in such constituent company’s articles of association. The written plan of merger or consolidation must be filed with the Registrar of Companies together with a declaration as to the solvency of the consolidated or surviving company, a list of the assets and liabilities of each constituent company and an undertaking that a copy of the certificate of merger or consolidation will be given to the shareholders and creditors of each constituent company and that notification of the merger or consolidation will be published in the Cayman Islands Gazette. Dissenting shareholders have the right to be paid the fair value of their shares (which, if not agreed between the parties, will be determined by the Cayman Islands court) if they follow the required procedures, subject to certain exceptions. Court approval is not required for a merger or consolidation which is effected in compliance with these statutory procedures.

In addition, there are statutory provisions that facilitate the reconstruction and amalgamation of companies, provided that the arrangement is approved by a majority in number of each class of shareholders or creditors (representing 75% by value) with whom the arrangement is to be made and who must, in addition, represent three-fourths in value of each such class of shareholders or creditors, as the case may be, that are present and voting either in person or by proxy at a meeting, or meetings, convened for that purpose. The convening of the meetings and subsequently the arrangement must be sanctioned by the Grand Court of the Cayman Islands. While a dissenting shareholder has the right to express to the court the view that the transaction ought not to be approved, the court can be expected to approve the arrangement if it determines that:

•	the statutory provisions as to the required majority vote have been met;

•	the shareholders have been fairly represented at the meeting in question and the statutory majority are acting bona fide without coercion of the minority to promote interests adverse to those of the class;

•	the arrangement is such that may be reasonably approved by an intelligent and honest man of that class acting in respect of his interest; and

•	the arrangement is not one that would more properly be sanctioned under some other provision of the Companies Law.

When a takeover offer is made and accepted by holders of 90% of the shares within four months, the offeror may, within a two-month period commencing on the expiration of such four month period, require the holders of the remaining shares to transfer such shares on the terms of the offer. An objection can be made to the Grand Court of the Cayman Islands, but such objection is unlikely to succeed in the case of an offer which has been so approved unless there is evidence of fraud, bad faith or collusion.

If an arrangement and reconstruction is thus approved, the dissenting shareholder would have no rights comparable to appraisal rights, which would otherwise ordinarily be available to dissenting shareholders of certain corporations incorporated in the United States, including Delaware corporations, providing rights to receive payment in cash for the judicially determined value of the shares.

Holders of our securities may have difficulty obtaining or enforcing a judgment against us, and they may face difficulties in protecting their interests because we are incorporated under Cayman Islands law.

Because we are a Cayman Islands company, there is uncertainty as to whether the Grand Court of the Cayman Islands would recognize or enforce judgments of United States courts obtained against us predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in the Cayman Islands against us predicated upon the securities laws of the United States or any state thereof.

We are incorporated as an exempted company limited by shares under the Companies Law. A significant amount of our assets are located outside of the United States. As a result, it may be difficult for persons purchasing our securities to effect service of process within the United States upon us or to enforce judgments against us or judgments obtained in U.S. courts predicated upon the civil liability provisions of the federal securities laws of the United States or any state of the United States.

Although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will, based on the principle that a judgment by a competent foreign court will impose upon the judgment debtor an obligation to pay the sum for which judgment has been given, recognize and enforce a foreign judgment of a court of competent jurisdiction if such judgment is final, for a liquidated sum, not in respect of taxes or a fine or penalty if not inconsistent with a Cayman Islands judgment in respect of the same matters, and was not obtained in a manner, and is not of a kind, the enforcement of which is contrary to the public policy of the Cayman Islands. There is doubt, however, as to whether the courts of the Cayman Islands will, in an original action in the Cayman Islands, recognize or enforce judgments of U.S. courts predicated upon the civil liability provisions of the securities laws of the United States or any state of the United States on the grounds that such provisions are penal in nature. Furthermore, a Cayman Islands court may stay proceedings if concurrent proceedings are being brought elsewhere.

Unlike many jurisdictions in the United States, Cayman Islands law does not specifically provide for shareholder appraisal rights on a merger or consolidation of an entity. This may make it more difficult for shareholders to assess the value of any consideration they may receive in a merger or consolidation or to require that the offeror give a shareholder additional consideration if he believes the consideration offered is insufficient. In addition, shareholders of Cayman Islands exempted companies such as ours have no general rights under Cayman Islands law to inspect corporate records and accounts. Our directors have discretion under our Articles to determine whether or not, and under what conditions, the corporate records may be inspected by shareholders, but are not obligated to make them available to shareholders. This fact may make it more difficult for shareholders to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest. Finally, subject to limited exceptions, under Cayman Islands law, a minority shareholder may not bring a derivative action against our Board of Directors.

Provisions of our Articles may reallocate the voting power of our ordinary shares.

In certain circumstances, the total voting power of our ordinary shares held by any one person will be reduced to less than 9.9% of the total voting power of the total issued and outstanding ordinary shares. In the event a holder of our ordinary shares acquires shares representing 9.9% or more of the total voting power of our total ordinary shares, there will be an effective reallocation of the voting power of the ordinary shares as described in the Articles.

We are an “emerging growth company” and we cannot be certain whether the reduced disclosure requirements and relief from certain other significant obligations that are applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved and an extended transition period for complying with new or revised accounting standards. This may make comparison of our financial statements with any other public company that is either not an emerging growth company or is an emerging growth company that has opted out of using the extended transition period difficult, as different or revised standards may be used by such companies. We cannot predict if investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the price of our securities may be more volatile.

Risks Relating to Taxation

We may become subject to taxation in the Cayman Islands which would negatively affect our results.

Under current Cayman Islands law, we are not obligated to pay any taxes in the Cayman Islands on either income or capital gains. The Governor-in-Cabinet of Cayman Islands has granted us an exemption from the imposition of any such tax on us for twenty years from April 23, 2013. We cannot be assured that after such date we would not be subject to any such tax. If we were to become subject to taxation in the Cayman Islands, our financial condition and results of operations could be significantly and negatively affected.

We may be subject to United States federal income taxation.

We are incorporated under the laws of the Cayman Islands and intend to operate in a manner that will not cause us to be treated as engaging in a United States trade or business and will not cause us to be subject to current United States federal income taxation on our income. However, because there are no definitive standards provided by the Internal Revenue Code of 1986, as amended (the “Code”), regulations or court decisions as to the specific activities that constitute being engaged in the conduct of a trade or business within the United States, and as any such determination is essentially factual in nature, we cannot assure you that the United States Internal Revenue Service, or the IRS, will not successfully assert that we are engaged in a trade or business in the United States and thus are subject to current United States federal income taxation.

We may be treated as a PFIC, in which case a U.S. holder of our ordinary shares should be subject to disadvantageous rules under U.S. federal income tax laws.

Significant potential adverse United States federal income tax consequences generally apply to any United States person who owns shares in a “passive foreign investment company”, or PFIC. In general, a non-U.S. corporation is classified as a PFIC for a taxable year in which, after taking into account the income and assets of the corporation and certain subsidiaries pursuant to certain look-through rules, either (i) 75% or more of its gross income is passive income, or (ii) 50% or more of the average quarterly value of its gross assets is attributable to assets that produce passive income or are held for the production of passive income. In general, either of Oxbridge Re Holdings Limited or Oxbridge Reinsurance Limited would be deemed to be a PFIC for a taxable year if 75% or more of its income constitutes ‘‘passive income’’ or 50% or more of its assets produce ‘‘passive income.’’

Passive income generally includes interest, dividends and other investment income but does not include income derived in the active conduct of an insurance business by a corporation predominantly engaged in an insurance business. This exception for insurance companies is intended to ensure that a bona fide insurance company’s income is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. We believe that we are currently operating and intend to continue operating our business with financial reserves at a level that should not cause us to be deemed PFICs, although we cannot assure you the IRS will not successfully challenge this conclusion. In addition, sufficient risk must be transferred under an insurance company’s contracts with its insureds in order to qualify for the insurance exception. Whether our insurance contracts possess adequate risk transfer for purposes of determining whether income under our contracts is insurance income, and whether we are predominantly engaged in the insurance business, are subjective in nature and there is very little authority on these issues. We cannot assure you that the IRS will not successfully challenge the level of risk transfer under our reinsurance contracts for purposes of the insurance company exception, nor can we cannot assure you that the IRS will not successfully challenge our interpretation of the scope of the active insurance company exception and our qualification for the exception. Further, the IRS may issue regulatory or other guidance that causes us to fail to qualify for the active insurance company exception on a prospective or retroactive basis. Therefore, we cannot assure you that we will satisfy the exception for insurance companies and will not be treated as PFICs currently or in the future. Although we do not expect that we were a PFIC in 2014, nor do we expect to be a PFIC in 2015 or thereafter, no assurance can be provided in that regard or as to our status in future years. If you are a United States person, we advise you to consult your own tax advisor concerning the potential tax consequences to you under the PFIC rules.

We may be treated as a CFC and may be subject to the rules for related person insurance income, and in either case this may subject a U.S. holder of our ordinary shares to disadvantageous rules under U.S. federal income tax laws.

Controlled Foreign Corporation. United States persons who, directly or indirectly or through attribution rules, own 10% or more of our ordinary shares, which we refer to as United States 10% shareholders, may be subject to the controlled foreign corporation, or CFC, rules. Under the controlled foreign corporation rules of the Code, each United States 10% shareholder must annually include his pro rata share of the controlled foreign corporation’s ‘‘subpart F income,’’ even if no distributions are made. In general, a foreign insurance company will be treated as a controlled foreign corporation only if United States 10% shareholders collectively own more than 25% of the total combined voting power or total value of the company’s shares for an uninterrupted period of 30 days or more during any year. We believe that the anticipated dispersion of our ordinary shares among holders and the restrictions placed on transfer, issuance or repurchase of our ordinary shares, will generally prevent shareholders who acquire ordinary shares from being United States 10% shareholders. In addition, because our Articles prevent any person from holding 9.9% or more of the total combined voting power of our shares (whether held directly, indirectly, or constructively), unless such provision is waived by the unanimous consent of our Board of Directors, we believe no persons holding ordinary shares should be viewed as United States 10% shareholders of a CFC for purposes of the CFC rules. We cannot assure you, however, that these rules will not apply to you. If you are a United States person we strongly urge you to consult your own tax advisor concerning the controlled foreign corporation rules.

Related Person Insurance Income. A different definition of CFC is applicable in the case of a foreign corporation which earns “related person insurance income” (“RPII”). RPII is a Code Subpart F insurance income attributable to insurance policies or reinsurance contracts where the person that is directly or indirectly insured or reinsured is a RPII shareholder or a related person to the RPII shareholder. A “RPII shareholder” is a United States person who owns, directly or indirectly through foreign entities, any amount of our ordinary shares. Generally, for purposes of the RPII rules, a related person is someone who controls or is controlled by the RPII shareholder or someone who is controlled by the same person or persons which control the RPII shareholder. Control is measured by either more than 50% in value or more than 50% in voting power of shares after applying certain constructive ownership rules. For purposes of taking into account RPII, and subject to the exceptions described below, Oxbridge Reinsurance Limited will be treated as a CFC if our RPII shareholders collectively own, indirectly, 25% or more of the total combined voting power or value of their respective shares on any day during a taxable year. If Oxbridge Reinsurance Limited is a CFC for an uninterrupted period of at least 30 days during any taxable year under the special RPII rules, any U.S. Holder that owns ordinary shares on the last day of any such taxable year must include in gross income for U.S. federal income tax purposes the U.S. Holder’s allocable share of the RPII of Oxbridge Reinsurance Limited for the entire taxable year, subject to certain modifications. Among other exceptions, the RPII rules do not apply if the insurance company’s RPII, determined on a gross basis, is less than 20% of such respective entity’s gross insurance income for such taxable year. We do not believe that the 20% gross insurance income threshold will be met. However, we cannot assure you that this is or will continue to be the case. Consequently, we cannot assure you that a person who is a direct or indirect United States shareholder will not be required to include amounts in its income in respect of RPII in any taxable year.

United States tax-exempt organizations who own ordinary shares may recognize unrelated business taxable income.

If you are a United States tax-exempt organization you may recognize unrelated business taxable income if a portion of our Code Subpart F insurance income is allocated to you. In general, Code Subpart F insurance income will be allocated to you if we are a CFC as discussed above and you are a United States 10% shareholder or there is related person insurance income and certain exceptions do not apply. Although we do not believe that any United States persons will be allocated Code Subpart F insurance income, we cannot assure you that this will be the case. If you are a United States tax-exempt organization, we advise you to consult your own tax advisor regarding the risk of recognizing unrelated business taxable income.

Changes in United States tax laws may be retroactive and could subject us, and/or United States persons who own ordinary shares to United States income taxation on our undistributed earnings.

The tax laws and interpretations regarding whether a company is engaged in a United States trade or business, is a CFC, has RPII, or is a PFIC are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the PFIC rules to an insurance company and the regulations regarding RPII are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming from the IRS. We are not able to predict if, when or in what form such guidance will be provided and whether such guidance will have a retroactive effect.

ITEM 1B	UNRESOLVED STAFF COMMENTS

The Company has no unresolved written comments regarding its periodic or current reports from the staff of the SEC.

ITEM 2	PROPERTIES

We currently lease office space at Harbour Place office building at 103 South Church Street, Georgetown, Grand Cayman. We believe that the Harbour Place office is suitable and sufficient for us to conduct our operations for the foreseeable future.

ITEM 3	LEGAL PROCEEDINGS

We are not currently involved in any litigation or arbitration. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Ordinary Shares

Our ordinary shares began trading on The NASDAQ Capital Market under the symbol “OXBR” on May 9, 2014. Prior to that date, there was no public trading market for our ordinary shares. The following table sets forth the high and low sales price per share of our ordinary shares as reported on The NASDAQ Capital Market for the periods indicated:

Year Ended December 31, 2014	High	Low
First Quarter (March 27 through March 31)	$8.02	$6.60
Second Quarter	$7.89	$5.03
Third Quarter	$8.86	$5.06
Fourth Quarter	$7.85	$5.49

Holders of Record and Tax Information

As of March 12, 2015, there were 21 holders of record of our ordinary shares. There are no current applicable Cayman Islands laws, decrees or regulations relating to restrictions on the import or export of capital or exchange controls affecting remittances of dividends, interest and other payments to non-resident holders of our ordinary shares. There are no existing laws or regulations of the Cayman Islands imposing taxes or containing withholding provisions to which United States holders of our ordinary shares are subject. There are no reciprocal tax treaties between the Cayman Islands and the United States.

Dividend Policy

The declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on our results of operations and cash flows, our financial position and capital requirements, general business conditions, rating agency guidelines (if applicable), any legal, tax, regulatory and contractual restrictions on the payment of dividends, and any other factors considered relevant by our Board of Directors. Our ability to pay dividends will also depend on the requirements of any future financing agreements to which we may be a party and the ability of our reinsurance subsidiary to pay dividends to us. Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited, our reinsurance subsidiary, is subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for Oxbridge Reinsurance Limited is $500. As of December 31, 2014, Oxbridge Reinsurance Limited exceeded the minimum requirement. By law, Oxbridge Reinsurance Limited is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

The following table shows the frequency and amount of all cash dividends declared on our ordinary shares for the fiscal year 2014:

Declaration Date	Payment Date	Record Date	Per Share Amount
January 19, 2014	February 14, 2014	December 31, 2013	$0.12
January 19, 2014	February 21, 2014	December 31, 2013	$0.12
July 5, 2014	August 29, 2014	August 8, 2014	$0.12
November 1, 2014	November 28, 2014	November 17, 2014	$0.12

Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our Board of Directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of December 31, 2014, with respect to our equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by shareholders	—	—	1,000,000

On December 19, 2014, the Company’s shareholders at an Annual General Meeting approved the Company’s 2014 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Compensation Committee of the Board of Directors has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares.

The Plan permits the grant of options (including incentive share options), share appreciation rights, restricted shares, restricted share units, performance shares, performance units, annual cash incentives, long-term cash incentives, dividend equivalent units and other types of share-based awards.

As of December 31, 2014, there were no incentive awards outstanding under the Plan.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the year ended December 31, 2014.

Use of Proceeds

On February 28, 2014, our Registration Statement on Form S-1, as amended (File No. 333-193577) (the “Initial Registration Statement”), relating to our initial public offering of our units, ordinary shares, and warrants was declared effective by the SEC. In order to increase the number of units, ordinary shares, and warrants registered under the Initial Registration Statement, we filed another Registration Statement on Form S-1 (File No. 333-194648) pursuant to Rule 462(b), which was effective upon filing on March 18, 2014 (the “462(b) Registration Statement”). The Initial Registration Statement together with the 462(b) Registration Statement covered the offer and sale by us of 4,884,650 units (the “Units”), with each Unit consisting of one ordinary share and one warrant (each, a “Warrant”), which were sold to the public on March 26, 2014 at a price of $6.00 per Unit. Each Warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per ordinary share (which is 125% of the public offering price) until March 26, 2019. Our initial public offering closed on March 26, 2014 resulting in aggregate gross proceeds to us of approximately $29.3 million and aggregate net proceeds of approximately $26.9 million after deducting an aggregate of $1,491,822 in commissions paid to placement agents and approximately $865,000 in offering expenses.

There has been no material change in the use of proceeds from our initial public offering as described in the final prospectus filed with the SEC on March 21, 2014.

Issuer Purchases of Equity Securities

There were no repurchases of the Company’s ordinary shares by the Company in the fourth quarter of the Company’s fiscal year ended December 31, 2014.

ITEM 6	SELECTED FINANCIAL DATA

As a smaller reporting company as defined by Rule 229.10(f)(1) of the Exchange Act, we are not required to provide the information under this item and we have elected to exclude this information as our operating history does not cover the requisite five-year period.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our Consolidated Financial Statements and the related notes contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

This discussion contains forward-looking statements that are not historical facts, including statements about our beliefs and expectations. These statements are based upon current plans, estimates and projections. Our actual results may differ materially from those projected in these forward-looking statements as a result of various factors. See “Forward Looking Statements” appearing at the beginning of this Annual Report on Form 10-K and Item 1A, “Risk Factors.”

Overview and Trends

We are a Cayman Islands specialty property and casualty reinsurer that provides reinsurance solutions through our subsidiary, Oxbridge Reinsurance Limited. We focus on underwriting fully-collateralized reinsurance contracts primarily for property and casualty insurance companies in the Gulf Coast region of the United States, with an emphasis on Florida. We specialize in underwriting medium frequency, high severity risks, where we believe sufficient data exists to analyze effectively the risk/return profile of reinsurance contracts.

We underwrite reinsurance contracts on a selective and opportunistic basis as opportunities arise based on our goal of achieving favorable long-term returns on equity for our shareholders. Our goal is to achieve long-term growth in book value per share by writing business that generates attractive underwriting profits relative to the risk we bear. Unlike other insurance and reinsurance companies, we do not intend to pursue an aggressive investment strategy and instead will focus our business on underwriting profits rather than investment profits. However, we intend to complement our underwriting profits with investment profits on an opportunistic basis. Our primary business focus is on fully collateralized reinsurance contracts for property catastrophes, primarily in the Gulf Coast region of the United States, with an emphasis on Florida. Within that market and risk category, we attempt to select the most economically attractive opportunities across a variety of property and casualty insurers. As our capital base grows, however, we expect that we will consider growth opportunities in other geographic areas and risk categories.

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

Because we employ an opportunistic underwriting and investment philosophy, period-to-period comparisons of our underwriting results may not be meaningful. In addition, our historical investment results may not necessarily be indicative of future performance. Due to the nature of our reinsurance and investment strategies, our operating results will likely fluctuate from period to period.

Due to influx of new risk capital from alternative capital market participants such as hedge funds and pension funds, we believe that the reinsurance industry is currently over-capitalized, and will continue in this trend for the foreseeable future. The over-capitalization of the market is not uniform as there are a number of insurers and reinsurers that have suffered and continue to suffer from capacity issues. We continue to assess the opportunities that may be available to us with insurance and reinsurance companies with this profile. If the reinsurance market continues to soften, our strategy is to reduce premium writings rather than accept mispriced risk, and conserve our capital for a more opportune environment. Significant rate increases could occur if financial and credit markets experience adverse shocks that result in the loss of capital of insurers and reinsurers, or if there are major catastrophic events, especially in North America. The persistent low interest rate environment has reduced the earnings of many insurance and reinsurance companies and we believe that the continuation of low interest rates, coupled with the reduction of prior years’ reserve redundancies, could cause the industry to adopt overall higher pricing.

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

Income from our investments is primarily comprised of interest income, dividends and net realized gains on investment securities. Such income is primarily from the Company’s investment capital, some of which is held in trust accounts that collateralize the reinsurance policies that we write. The investment parameters for capital held in such trust accounts is generally be established by the cedant for the relevant policy.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the year ended December 31, 2014 and for the period from April 4, 2013 (date of incorporation) to December 31, 2013 (dollars in thousands, except per share amounts):

	Year Ended December 31, 2014	Period from April 4, 2013 (date of incorporation) to December 31, 2013
Revenue
Assumed premiums	$14,293	4,886
Change in loss experience refund payable	(5,766)	(1,367)
Change in unearned premiums reserve	(3,708)	(2,036)

Net premiums earned	4,819	1,483
Net realised investment gains	641	—
Net investment income	99	—

Total revenue	5,559	1,483

Expenses
Policy acquisition costs and underwriting expenses	431	96
Preopening and organizational costs	—	145
General and administrative expenses	1,128	389

Total expenses	1,559	630

Net income	$4,000	853

Earnings per share
Basic and Diluted	$0.82	0.88

Weighted average shares outstanding
Basic and Diluted	4,862,479	972,540

Dividends paid per share	$0.48	—

Performance ratios to net premiums earned:
Loss ratio	0%	0%
Acquisition cost ratio	8.9%	6.5%
Expense ratio	32.4%	32.7%
Combined ratio	32.4%	32.7%

Comparison of the Year Ended December 31, 2014 to the Period from April 4, 2013 (Date of Incorporation) to December 31, 2013

General. Net income for the year ended December 31, 2014 was $4 million, or $0.82 per basic and diluted share, compared to a net income of $853 thousand, or $0.88 per basic and diluted share, for the period from April 4, 2013 (date of incorporation) to December 31, 2013. The increase in net income of $3.15 million, from $853 thousand to $4 million was primarily due to an increase in net premiums earned coupled with the fact that we began operating and underwriting in June 2013, and as such, only seven months of revenue was recognized during the period from April 4, 2013 (date of incorporation) to December 31, 2013, compared with recognition of one year of revenue in 2014. Additionally, all preopening and organizational costs amounting to $145 thousand were expensed during the period from April 4, 2013 (date of incorporation) to December 31, 2013. Finally, we began investing in fixed-maturity and equity securities during August 2014 and earned $740 thousand of investment income, compared to $0 of investment income in the period from April 4, 2013 (date of incorporation) to December 31, 2013.

Although net income increased for the year ended December 31, 2014 when compared to the period from April 4, 2013 (date of incorporation) to December 31, 2013, the basic and diluted share value fell slightly from $0.88 to $0.82. This was solely due to the higher level of weighted-average outstanding shares during the year ended December 31, 2014, when compared to the period from April 4, 2013 (date of incorporation) to December 31, 2013.

Premium Income. Premiums earned reflects the pro-rata inclusion into income of premiums assumed (net of loss experience refund) over the life of our reinsurance contracts.

Net premiums earned for the year ended December 31, 2014 increased $3.3 million, or 225%, to $4.8 million, from $1.5 million for the period from April 4, 2013 (date of incorporation) to December 31, 2013. The growth of net premiums earned was driven by continued growth in the number and size of reinsurance contracts placed.

Assumed premiums for the year ended December 31, 2014 increased $9.4 million, or 193%, to $14.3 million, from $4.9 million for the period from April 4, (date of incorporation) to December 31, 2013. The growth of assumed premiums, and consequently, the growth of net premiums earned of as indicated above, was driven by continued growth in the number and size of reinsurance contracts placed. Additionally, our initial contracts were effective from June 1, 2013, and as such, premiums for the period from April 4, 2013 (date of incorporation) to December 31, 2013 represent only seven months of revenue, when compared to year ended December 31, 2014. During the year ended December 31, 2014, we successfully completed our initial public offering and consequently, we were able to underwrite additional fully-collateralized reinsurance contracts with part of the proceeds of the initial public offering.

Losses Incurred. There were no losses incurred for the year ended December 31, 2014 or period from April 4, 2013 (date of incorporation) to December 31, 2013.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Additionally, included within policy acquisition costs and underwriting expenses for the year ended December 31, 2014, are underwriting consulting expenses of $150 thousand, which were paid under the terms of an agreement with Resonant Consultants, Inc.

Policy acquisition costs and underwriting expenses for the year ended December 31, 2014 increased $335 thousand, or 349%, to $431 thousand, from $96 thousand for the period from April 4, 2013 (date of incorporation) to December 31, 2013. The increase is due in part to the underwriting consulting expenses as mentioned above, as well as the increase in assumed premiums, which also resulted in increased brokerage fees and federal excise taxes (which are paid with respect to new reinsurance contracts). Additionally, our initial reinsurance contracts were effective from June 1, 2013, and as such, acquisition costs and underwriting expenses for the period from April 4, 2013 (date of incorporation) to December 31, 2013 represent only seven months of acquisition costs, when compared to the year ended December 31, 2014.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2014 increased $739 thousand, or 190%, to $1.1 million, from $389 thousand for the period from April 4, 2013 (date of incorporation) to December 31, 2013. The increase is due primarily to the fact that we commenced operations in June 2013, and as such, general and administrative expenses for the period ended December 31, 2013 represent only seven months of general and administrative expenses, when compared to the year ended December 31, 2014. Additionally, following our successful initial public offering in March 2014, we saw a significant increase in our general and administrative expenses during the year ended December 31, 2014 because of an increase in business activities and operations following the initial public offering.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. There were no losses incurred during the year ended December 31, 2014 or period from April 4, 2013 (date of incorporation) to December 31, 2013.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio increased from 6.5% for the period from April 4, 2013 (date of incorporation) to December 31, 2013 to 8.9% for the year ended December 31, 2014. This increase is due primarily to the recording of underwriting consulting expenses of $150 thousand for the year ended December 31, 2014 as well as the placement of additional reinsurance contracts during the year ended December 31, 2014.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and other administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio remained substantially the same over the year ended December 31, 2014 and period from April 4, 2013 (date of incorporation) to December 31, 2013.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, we are not underwriting profitably and may not be profitable. The combined ratio of 32.4% and 32.7% for the year ended December 31, 2014 and period from April 4, 2013 (date of incorporation) to December 31, 2013 is the same as the expense ratio above, given that we have not experienced losses.

SELECTED QUARTERLY FINANCIAL DATA

Selected quarterly financial data for 2014 and 2013 are shown in the following table. The quarterly financial data includes, in the opinion of management, all recurring adjustments necessary for a fair presentation of the results of operations for the interim periods (dollars in thousands, except per share amounts).

	2014 Three Months Ended
	Dec. 31	Sep. 30	June 30	Mar. 31
Total revenue	$2,161	$1,851	$899	$648
Total expenses	471	475	358	255

Net income	1,690	1,376	541	393

Basic and Diluted earnings per share	$0.28	$0.23	$0.09	$0.28

Dividends paid per share	$0.12	$0.12	$—	$0.24

Book value per share	$6.12	$5.95	$5.84	$5.75

Growth in book value per share	3%	2%	2%	-14	%**

** - decrease in book value per share due to dilution in book value per share as a result of the completion of our initial public offering on March 26, 2014.

SELECTED QUARTERLY FINANCIAL DATA (continued)

	2013 Three Months Ended
	Dec. 31	Sep. 30	June 30	Mar. 31
Total revenue	$635	$635	$213	$—
Total expenses	256	162	212	—

Net income	379	473	1	—

Basic and Diluted earnings per share	$0.34	$0.42	$—	$—

Dividends paid per share	$—	$—	$—	$—

Book value per share	$6.68	$6.36	$5.96	$—

Growth in book value per share	5%	7%	0%	—

FINANCIAL CONDITION – DECEMBER 31, 2014 COMPARED TO DECEMBER 31, 2013

Restricted Cash and Cash Equivalents. As of December 31, 2014, our restricted cash and cash equivalents increased by $22.7 million, or 210%, to $33.5 million, from $10.8 million as of December 31, 2013. The increase is primarily a result of our successful placement of new reinsurance contacts in June and July 2014, and the placement of cash in trust accounts as collateral under these contracts.

Investments. We had no investments at December 31, 2013. As of December 31, 2014, we had investment securities available for sale with a fair value of $11.8 million. During the year ended December 31, 2014, the Investment Committee of our Board of Directors approved the purchase of fixed-maturity and equity securities, which are included within our investment guidelines.

Premiums Receivable. There were no premiums receivable at December 31, 2013, as under the terms of our initial reinsurance contacts underwritten in June 2013, all premiums were due to be paid at contract inception. As of December 31, 2014, we had $4.1 million in premiums receivable, which represents outstanding premium installments under our new reinsurance contracts for the treaty year commencing June 1, 2014.

Loss Experience Refund Payable. As of December 31, 2014, our loss experience refund payable increased by $5.7 million, or 422%, to $7.1 million, from $1.4 million at December 31, 2013. The increase is due primarily to the recognition of a pro-rated liability over the year ended December 31, 2014, because the absence of loss experience under two of our reinsurance contracts obligates us to refund premium to two of our ceding reinsurers.

Unearned Premiums Reserve. As of December 31, 2014, our unearned premiums reserve increased by $3.7 million, or 182%, to $5.7 million, from $2 million at December 31, 2013. The increase is due primarily to the successful placement of additional and larger reinsurance contracts for the treaty year effective June 1, 2014.

Shareholders’ Equity. As of December 31, 2014, shareholders’ equity increased by $29.3 million to $36.7 million, or 392%, from $7.5 million at December 31, 2013. The increase is due to the net proceeds received upon completion of our initial public offering on March 26, 2014 as well as our net income of $4 million for the year ended December 31, 2014 offset by dividends paid to shareholders of $1.7 million. See the disclosure in Note 6 of the notes to the Consolidated Financial Statements included within this Annual Report on Form 10-K for additional information.

LIQUIDITY AND CAPITAL RESOURCES

General

We are organized as a holding company with substantially no operations of our own. Our operations are conducted through our sole reinsurance subsidiary, Oxbridge Reinsurance Limited, which underwrites risks associated with our property and casualty reinsurance programs. We have minimal continuing cash needs which are principally related to the payment of administrative expenses and shareholder dividends. There are restrictions on Oxbridge Reinsurance Limited’s ability to pay dividends which are described in more detail below.

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts (net of brokerage fees and federal excise taxes, where applicable) and investment income, including interest, dividends and realized gains. We use cash to pay losses and loss adjustment expenses, other underwriting expenses, dividends, and general and administrative expenses. Substantially all of our surplus funds, net of funds required for cash liquidity purposes, are invested in accordance with our investment guidelines. Our investment portfolio is primarily comprised of cash and highly liquid securities, which can be liquidated, if necessary, to meet current liabilities. We believe that we have sufficient flexibility to liquidate any long-term securities that we own in a rising market to generate liquidity.

Since inception, we have financed our cash flow requirements through the proceeds from the issuance of our securities and net premiums received. In May 2013, we issued and sold 1,115,350 ordinary shares in a private placement to a group of accredited investors, including certain of our officers and directors, for an aggregate purchase price of approximately $6.7 million. During the year ended December 31, 2014, our cash positions increased by approximately $4.6 million primarily as a result of the completion of our initial public offering on March 26, 2014 and the use of approximately half of the proceeds from our initial public offering to increase the statutory capital and surplus of our insurance subsidiary and to use as collateral under our new reinsurance contracts. We believe our cash from the proceeds from the issuance of our securities, net premiums and investment income will be sufficient to cover our cash outflows for at least the next 12 months.

Operating Activities

For the year ended December 31, 2014 and period from April 4, 2013 (date of incorporation) to December 31, 2013, the net cash provided by operating activities was $8.7 million and $4.2 million, respectively. The increase in operating cash was primarily driven by our continuous operating profitability over the year ended December 31, 2014, compared with only seven months of operations during the period from April 4, 2013 (date of incorporation) to December 31, 2013.

Investing Activities

For the year ended December 31, 2014 and period from April 4, 2013 (date of incorporation) to December 31, 2013, the net cash used in investing activities was $29.3 million and $10.1 million, respectively. The increase in cash used in investing activities was primarily driven by additional restricted cash and cash equivalents being placed in trust accounts, along with net investment purchases being made during the year ended December 31, 2014.

Financing Activities

For the year ended December 31, 2014 and period from April 4, 2013 (date of incorporation) to December 31, 2013, the net cash provided by financing activities was $25.2 million and $6.6 million, respectively. The increase in net cash provided by financing activities was due to the proceeds we received through the initial public offering (net of offering expenses), partially offset by $1.7 million in total dividends paid to shareholders. On January 19, 2014, our Board of Directors declared a dividend of $0.12 per ordinary share for each of the third quarter and the fourth quarter of 2013. Additionally, on July 6, 2014 and November 1, 2014, our Board of Directors declared a dividend of $0.12 per ordinary share for the second and third quarter of 2014, respectively.

As of December 31, 2014, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, funds generated from underwriting activities and investment income, together with the net proceeds of our initial public offering. We have no plans to issue debt and expect to fund our operations for the foreseeable future from operating cash flows and the net proceeds of our initial public offering, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited is subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for Oxbridge Reinsurance Limited is $500. As of December 31, 2014, Oxbridge Reinsurance Limited exceeded the minimum required. By law, Oxbridge Reinsurance Limited is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table summarizes our contractual obligations as of December 31, 2014:

	Payment Due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease (1)	$55	55	—	—	—
Operating Lease (2)	15	15	—	—	—

Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$70	$70	—	—	—

(1)	On October 1, 2013, we entered into an operating lease agreement for residential space at Britannia Villas #616, Grand Cayman, Cayman Islands. The original term of the lease, which commenced on October 1, 2013, was 13 months. The lease was extended for another 12 months under substantially the same terms and conditions. Rent expense under this lease for year ended December 31, 2014 was $50,400, and lease commitments at December 31, 2014 were $42,000.
(2)	On February 3, 2014, we entered into an operating lease agreement for office space at Harbour Place, 103 South Church, Grand Cayman, Cayman Islands. The term of the lease is one year, which commenced on March 1, 2014. Rent expense under this lease for the year ended December 31, 2014 was $30,000 and lease commitments at December 31, 2014 were $6,000.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

EXPOSURE TO CATASTROPHES

As with other reinsurers, our operating results and financial condition could be adversely affected by volatile and unpredictable natural and man-made disasters, such as hurricanes, windstorms, earthquakes, floods, fires, riots and explosions. Although we attempt to limit our exposure to levels we believe are acceptable, it is possible that an actual catastrophic event or multiple catastrophic events could have a material adverse effect on our financial condition, results of operations and cash flows. As described under “CRITICAL ACCOUNTING POLICIES—Reserves for Losses and Loss Adjustment Expenses” below, under United Stated generally accepted accounting principles (“U.S. GAAP”), we are not permitted to establish loss reserves with respect to losses that may be incurred under reinsurance contracts until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date may be established, with no provision for a contingency reserve to account for expected future losses.

CRITICAL ACCOUNTING POLICIES

We are required to make estimates and assumptions in certain circumstances that affect amounts reported in our Consolidated Financial Statements and related notes. We evaluate these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. These accounting policies pertain to premium revenues and risk transfer, reserve for loss and loss adjustment expenses and the reporting of deferred acquisition costs.

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

Loss experience refund payable. Certain contracts include retrospective provisions that adjust premiums or result in profit commissions in the event losses are minimal or zero. Under such contracts, the Company expects to recognize aggregate liabilities payable to the ceding insurers assuming no losses occur during the contract period. In accordance with U.S. GAAP, the Company will recognize a liability in the period in which the absence of loss experience obligates the Company to pay cash or other consideration under the contract. On the contrary, the Company will derecognize such liability in the period in which a loss experience arises. Such adjustments to the liability, which accrue throughout the contract term, will reduce the liability should a catastrophic loss event covered by the Company occur.

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

JOBS ACT

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an emerging growth company. We have determined that, as an emerging growth company, we will not: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b); (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; (iv) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of our Chief Executive Officer’s compensation to median employee compensation; or (v) comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.

We will continue to be an emerging growth company until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of at least $1 billion (as indexed for inflation); (ii) the last day of the fiscal year following the fifth anniversary of the date of our initial public offering; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer,” as defined under the Exchange Act.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company as defined by Rule 229.10(f)(1) of the Exchange Act, we are not required to provide the information under this item.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 63 of this Annual Report on Form 10-K.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K (December 31, 2014). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board Leadership Structure and Risk Oversight

Since the Company’s formation in 2013, the Company has bifurcated the positions of Chairman of the Board and Chief Executive Officer. Paresh Patel has served as Chairman of the Board since April 2013, and Sanjay Madhu has served as Chief Executive Officer of the Company since April 2013.

We believe it is the Chairman of the Board’s responsibility to run the Board of Directors, and the Chief Executive Officer’s responsibility to run the Company. We believe at this stage in the Company’s development that it is beneficial to have a Chairman of the Board who can concentrate on leading the Board of Directors and not have to be involved in the day-to-day operations of the Company. Likewise, by having two different individuals serve as Chairman of the Board and Chief Executive Officer, our Chief Executive Officer is able to focus the vast amount of his time and energy in running the Company and furthering its operational business strategy.

We have four independent directors and two non-independent directors. We believe that the number of independent, experienced directors on our Board of Directors provides the necessary and appropriate oversight for our Company.

Management is primarily responsible for assessing and managing the Company’s exposure to risk. While risk assessment is management’s duty, the Audit Committee is responsible for discussing certain guidelines and policies with management that govern the process by which risk assessment and control is handled. The Audit

Committee also reviews steps that management has taken to monitor the Company’s risk exposure. In addition, the Underwriting Committee approves and reviews our underwriting policies and guidelines, oversees our underwriting process and procedures, monitors our underwriting performance and oversees our underwriting risk management exposure. Management focuses on the risks facing the Company, while the Audit Committee and the Underwriting Committee focus on the Company’s general risk management strategies and oversee risks undertaken by the Company. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our Board leadership structure supports this approach.

Board Committees and Meetings

Our Board of Directors has five committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, an Underwriting Committee and an Investment Committee. Each committee, except for the Investment Committee, has a written charter. The table below provides membership information for each of the committees for fiscal year 2014.

	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Underwriting Committee	Investment Committee

Paresh Patel		X		X*	X

Sanjay Madhu				X	X

Krishna Persaud		X*	X		X

Ray Cabillot	X*		X		X*

Allan Martin	X		X*

Mayur Patel, M.D.	X	X		X

*	Committee Chairperson

Our Board of Directors held five meetings in 2014. Each of our directors attended at least 80% of the meetings of the Board of Directors in 2014.

It is our policy that directors are expected to attend the Annual General Meeting of Shareholders in the absence of a scheduling conflict or other valid reason. All of our directors attended our 2014 Annual General Meeting of Shareholders.

The Company’s Nominating and Corporate Governance Committee and the Board of Directors have reviewed the responses of our directors to a questionnaire asking about their relationships (and those of immediate family members) with the Company and other potential conflicts of interest, and have considered the relationships described in Item 13 of this Annual Report on Form 10-K entitled “Certain Relationships and Related-Party Transactions” in determining their independence.

The Board of Directors has determined that (1) Paresh Patel and Sanjay Madhu do not qualify as independent directors under the applicable rules of The NASDAQ Stock Market and the SEC and (2) Krishna Persaud, Ray Cabillot, Allan Martin, and Mayur Patel qualify as independent directors under the applicable rules of The NASDAQ Stock Market and the SEC.

The Board of Directors has also determined that all of the members of the Audit Committee and the Nominating and Corporate Governance Committee qualify as independent directors under the applicable rules of The NASDAQ Stock Market. One of the members of our Compensation Committee, Paresh Patel, is not an independent director. We have relied on NASDAQ Stock Market Rule 5615(b)(1) in appointing Paresh Patel to our Compensation Committee.

NASDAQ Marketplace Rule 5615(b)(1) permits a company listing in connection with its initial public offering to phase in its compliance with the Compensation Committee composition requirements set forth in Rule 5605(d)(2) as follows: (1) one member must satisfy the independence requirements at the time of listing; (2) a majority of members must satisfy the independence requirements within 90 days of listing; and (3) all members must satisfy the independence requirements within one year of listing. We currently have three Compensation Committee members, two of which are independent. In order to meet the requirements set forth in NASDAQ Stock Market Rule 5615(b)(1), within one year of listing, we will replace the non-independent member of our Compensation Committee (Paresh Patel) with an independent member who will be a then-current member of our Board of Directors or a new member elected or appointed to our Board of Directors.

Below is a description of each committee of our Board of Directors.

Audit Committee

Our Audit Committee consists of three members – Ray Cabillot, Allan Martin and Mayur Patel. Each of these individuals meets all independence requirements for Audit Committee members set forth in applicable SEC rules and regulations and the applicable rules of The NASDAQ Stock Market. Ray Cabillot serves as Chairman of our Audit Committee and qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC.

The Audit Committee has general responsibility for the oversight of our accounting, reporting and financial control practices. The Audit Committee is governed by a written charter approved by our Board of Directors, which outlines its primary duties and responsibilities and which can be found on our website at www.oxbridgere.com.

Compensation Committee

Our Compensation Committee currently consists of three members – Krishna Persaud, Mayur Patel, and Paresh Patel. Krishna Persaud serves as Chairman of our Compensation Committee. As noted above, one of the members of our Compensation Committee, Paresh Patel, is not an independent director. Our board of directors have approved that, effective March 16, 2015, Allan Martin will replace Paresh Patel on our Compensation Committee.

The purpose of our Compensation Committee is to discharge the responsibilities of our Board of Directors relating to compensation of our Chief Executive Officer and to make recommendations to our Board of Directors relating to the compensation of our other executive officers. Our Compensation Committee, among other things, assists our Board of Directors in ensuring that a proper system of compensation is in place to provide performance-oriented incentives to management. Our Compensation Committee has the authority to delegate its responsibilities to a subcommittee or to officers of the Company to the extent permitted by applicable law and the compensation plans of the Company if it determines that such delegation would be in the best interest of the Company. Our Compensation Committee may engage a compensation consultant, however, it did not engage a compensation consultant with respect to executive or director compensation for fiscal 2013 or 2014.

The Compensation Committee is governed by a written charter approved by our Board of Directors, which outlines its primary duties and responsibilities and which can be found on our website at www.oxbridgere.com.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is composed of three members – Ray Cabillot, Allan Martin, and Krishna Persaud. Allan Martin serves as the Chairman of our Nominating and Corporate Governance Committee. All of the members of our Nominating and Corporate Governance Committee qualify as independent directors under the applicable rules of The NASDAQ Stock Market.

The Nominating and Corporate Governance Committee makes recommendations to our Board of Directors as to nominations for our Board of Directors and committee members, as well as structural, governance and procedural matters. The Nominating and Corporate Governance Committee also reviews the performance of our Board of Directors and the Company’s succession planning. The Nominating and Corporate Governance Committee is governed by a written charter approved by our Board of Directors, which outlines its primary duties and responsibilities and which can be found on our website at www.oxbridgere.com.

The Nominating and Corporate Governance Committee is responsible for reviewing the criteria for the selection of new directors to serve on the Board of Directors and reviewing and making recommendations regarding the composition and size of the Board of Directors. When our Board of Directors decides to seek a new member, whether to fill a vacancy or otherwise, the Nominating and Corporate Governance Committee will consider recommendations from other directors, management and others, including shareholders. In general, the Nominating and Corporate Governance Committee looks for directors possessing superior business judgment and integrity who have distinguished themselves in their chosen fields and who have knowledge or experience in the areas of insurance, reinsurance, financial services or other aspects of the Company’s business, operations or activities. In selecting director candidates, the Nominating and Corporate Governance Committee also considers the interplay of the candidate’s experience with the experience of the other members of our Board of Directors.

The Nominating and Corporate Governance Committee will consider, for director nominees, persons recommended by shareholders, who may submit recommendations to the Nominating and Corporate Governance Committee in care of the Company’s Secretary, at Harbour Place, Ground Floor, 103 South Church, P.O. Box 469, George Town, KY1-9006, Cayman Islands. To be considered by the Nominating and Corporate Governance Committee, such recommendations must be accompanied by a description of the qualifications of the proposed candidate and a written statement from the proposed candidate that he or she is willing to be nominated and desires to serve if elected. Nominees for director who are recommended by shareholders to the Nominating and Corporate Governance Committee will be evaluated in the same manner as any other nominee for director.

Underwriting Committee

The Underwriting Committee, among other things, approves and reviews our underwriting policies and guidelines, oversees our underwriting process and procedures, monitors our underwriting performance and oversees our underwriting risk management exposure. The Underwriting Committee is governed by a written charter approved by our Board of Directors, which outlines its primary duties and responsibilities and which can be found on our website at www.oxbridgere.com.

Investment Committee

The Investment Committee, among other things, approves and reviews any changes to our investment guidelines, and monitors investment performance and market, credit and interest rate exposure as a result of opportunistic investment decisions undertaken by management. The Investment Committee is governed by investment guidelines that have been approved by our Board of Directors. There is no written charter for the Investment Committee.

EXECUTIVE OFFICERS

Name	Age	Position	Position Since

Sanjay Madhu	49	Chief Executive Officer, President, and Director (Principal Executive Officer)	2013

Wrendon Timothy	34	Financial Controller and Secretary (Principal Financial and Accounting Officer)	2013

Sanjay Madhu. Mr. Madhu has served as our Chief Executive Officer and President, and as a director of our Company, since April 2013. Mr. Madhu has also served, since April 2013, as a director and the Chief Executive Officer and President of our reinsurance subsidiary, Oxbridge Reinsurance Limited. Mr. Madhu has also been a director of HCI Group, Inc., a publicly traded holding company owning subsidiaries primarily engaged in the property and casualty insurance business, since May 2007. He also served as the President of Greenleaf Capital, the real estate division of HCI Group, Inc., from June 2011 through June 2013 and as Vice President of Investor Relations for HCI Group, Inc. from February 2008 through June 2013. Mr. Madhu also served as Vice President of Marketing for HCI Group, Inc. from 2008 to 2011. In his various positions at HCI Group, Inc., Mr. Madhu’s responsibilities included marketing, investor relations and management and oversight of HCI Group’s real estate division. He has also been a director of HCI Group’s wholly owned subsidiary, Claddaugh Casualty Insurance Company Ltd. Bermuda since July 2010. From August 2013 to April 2014, Mr. Madhu has served on the board of directors of First Home Bancorp, Inc., a bank holding company in Seminole, Florida. Mr. Madhu also served on the board of directors of Wheeler Real Estate Investment Trust, Inc., a publicly held real estate investment trust, from 2012 to June 2014. As an owner and manager of commercial properties, Mr. Madhu has been President of 5th Avenue Group LC, a real estate management company, since 2002 and was President of Forrest Terrace LC, a real estate management company, from 1999 until 2010. In addition, Mr. Madhu is an investor in banking and health maintenance organizations. He was also President of The Mortgage Corporation Network (correspondent lenders) from 1996 to 2011. Prior to that, Mr. Madhu was Vice President, mortgage division, at First Trust Mortgage & Finance, from 1994 to 1996; Vice President, residential first mortgage division, at Continental Management Associates Limited, Inc., from 1993 to 1994; and President, S&S Development, Inc. from 1991 to 1993. He attended Northwest Missouri State University, where he studied marketing and management.

Mr. Madhu brings considerable business and marketing experience to our Board of Directors.

Wrendon Timothy. Wrendon Timothy has served as our Financial Controller and Secretary since August 2013. Mr. Timothy has approximately ten years of professional experience in audit and assurance service both in Trinidad and the Cayman Islands. From September 2007 through July 2013, Mr. Timothy worked as an Audit Senior and Audit Manager at PricewaterhouseCoopers Chartered Accountants in the Cayman Islands (“PwC Cayman”). During his time with PwC Cayman, Mr. Timothy was responsible for, among other things, leading and managing varied audit and reissue engagements, including banks, trusts, insurance entities, and reinsurance entities; reviewing financial statements to ensure compliance with U.S. GAAP or International Financial Reporting Standards; training and development of junior staff; technical presentations to insurance managers, as well as other management functions. From September 2005 through August 2007, Mr. Timothy served as a Senior Accountant at KPMG Chartered Accountants in Trinidad and Tobago (“KPMG”). During his time with KPMG, Mr. Timothy led numerous financial services, retail, manufacturing and other audit engagements and prepared financial statements under International Financial Reporting Standards. Mr. Timothy is a Fellow of the Association of Chartered Certified Accountants and is currently pursuing an MBA with specialism in Finance from Heriott Watt University. Mr. Timothy is also a member of the Cayman Islands Society of Professional Accountants (CISPA). Mr. Timothy brings considerable finance, accounting and management experience to our Company.

NON-EMPLOYEE DIRECTORS

Name	Age	Position	Director Since

Paresh Patel	52	Chairman of the Board of Directors	2013

Krishna Persaud	53	Director	2013

Ray Cabillot	51	Director	2013

Allan Martin	49	Director	2013

Mayur Patel, M.D	59	Director	2013

Paresh Patel. Mr. Patel has been the Chairman of the Board of our Company during most of the period since April 2013. Mr. Patel is also the Chief Executive Officer (since 2011) and a founder of HCI Group, Inc., a publicly traded holding company owning subsidiaries primarily engaged in the property and casualty insurance business. He has been a director of HCI Group, Inc. since its inception and has served as the Chairman of the board of directors of HCI Group, Inc. since May 2007. From 2011 to 2012, Mr. Patel also served as President of HCI Group, Inc.’s insurance subsidiary, Homeowners Choice Property & Casualty Insurance Company, Inc., which provides property and casualty homeowners’ insurance, condominium-owners’ insurance, and tenants’ insurance to individuals owning property in Florida. Since 2011, Mr. Patel has served as Chairman of the board of First Home Bancorp, Inc., a bank holding company in Seminole, Florida. He is a founder of NorthStar Bank, a community bank in Tampa, Florida, and from 2006 to 2010, served on the board of directors of the bank and its parent company, NorthStar Holding Company. Mr. Patel’s analytical and technology skills were developed through experience with international financial, telecommunications and consulting positions. As a private investor from 2000 to 2006, Mr. Patel used statistical and probability techniques to develop and implement a system for managing money as a business to generate cash flow. Prior to that, Mr. Patel was director of customer care and billing with Global Crossing from 1998 to 2000. In that position, Mr. Patel defined business processes and systems, hired and trained department staff and led the merger of the customer care and billing systems with those of the company’s acquisitions. Mr. Patel received his bachelor’s and master’s degrees in Electronic Engineering from Cambridge University, England.

Mr. Patel brings considerable experience in business, management, systems and technology to our Board of Directors.

Krishna Persaud. Mr. Persaud has been a director of our Company since April 2013. He has also been, since April 2013, a director of our reinsurance subsidiary, Oxbridge Reinsurance Limited. Mr. Persaud is a founder and the President, since June 2002, of KPC Properties, LLC, a real estate investment firm, where he leverages his knowledge and experience to identify opportunities to add value to real properties in the state of Florida. He implements a strategy of acquiring, adding value, and relinquishing or holding the improved asset. He has demonstrated consistent success in implementing his strategy in real estate investments. Since June 2002, Mr. Persaud has been an asset manager, demonstrating the ability to consistently exceed average market returns. From May 2007 to May 2011, Mr. Persaud was a director of HCI Group, Inc., a publicly traded holding company owning subsidiaries primarily engaged in the property and casualty insurance business. Mr. Persaud received an award from the Tampa Bay INDOUS Chamber of Commerce as one of the most successful businessmen of the year in Tampa. Previously, he spent ten years working with several consulting firms and municipalities providing design and construction management services for a wide variety of building systems and public works projects. Mr. Persaud earned his Bachelor of Science degree in Mechanical Engineering and a Master’s Degree in Civil Engineering from City College of City University of New York. He holds licenses as a Professional Engineer in the States of Florida, New York and California.

Mr. Persaud brings considerable investment experience to our Board of Directors.

Ray Cabillot. Mr. Cabillot has been a director of our Company since April 2013. He has also been, since April 2013, a director of our reinsurance subsidiary, Oxbridge Reinsurance Limited. Since 1998, Mr. Cabillot has served as Chief Executive Officer and director of Farnam Street Capital, Inc., the General Partner of Farnam Street Partners L.P., a private investment partnership. Prior to his service at Farnam Street Capital, Mr. Cabillot was a Senior Research Analyst at Piper Jaffrey, Inc., an investment bank and asset management firm, from 1989 to 1997. Early in his career, Mr. Cabillot worked for Prudential Capital Corporation as an Associate Investment Manager and as an Investment Manager. Mr. Cabillot is currently a director for Pro-Dex, Inc. (PDEX) and several private companies and, from 2006 to 2010, served as director and Chairman of the board for O.I. Corporation (OICO). Mr. Cabillot earned his BA in economics from St. Olaf College and an MBA from the University of Minnesota. He is a Chartered Financial analyst (CFA).

Mr. Cabillot brings considerable investment experience to our Board of Directors.

Allan Martin. Mr. Martin has been a director of our Company since April 2013. From October 2009 to present, Mr. Martin has been CEO of Atlantic Merchant Capital Investors (“Atlantic”), a private equity firm based in Tampa, Florida. Prior to that, from June 2005 to September 2009, Mr. Martin was CEO of Mortgage Contracting Services of Tampa, Florida (“MCS”). MCS is a national mortgage field services company. From January 2010 to present, Mr. Martin has been a director of Florida Capital Group and its subsidiary, Florida Capital Bank. He also serves as the bank’s audit chair. Mr. Martin has been a director of Moffitt Medical Group since March 2013 and is currently Vice Chairman. He also serves as an officer and director of several additional portfolio companies of Atlantic. Mr. Martin is currently a trustee of Jesuit High School of Tampa, a director of the Raphael Foundation, and chairman of the Martin Family Foundation.

Mr. Martin brings substantial operating, investment and corporate governance experience to our Board of Directors.

Mayur Patel, M.D. Dr. Mayur Patel has been a director of our Company since October 2013. Since 1997, he has been a founding partner and a practicing physician with American Radiology Services (“ARS”) based in Baltimore, Maryland. In addition to practicing Radiology at three hospitals and several free standing imaging centers, Dr. Patel plays an active role in the administrative and financial functions of the group. He is an elected member of the board of directors of American Radiology Associates and in addition serves as the chairman of the finance committee. He is also a member of the Retirement, Quality Assurance and Operations committees. He has published many peer reviewed articles and also co-authored a book chapter in the field of Radiology. He has also lectured extensively both as an invited guest speaker and also at national meetings in the field of radiology and Molecular Imaging. He has held academic appointments as an Assistant Professor of Radiology at University of Vermont, School of Medicine (1989-1992) and at University of Maryland, School of Medicine (1989-2000). As a principal of ARS, he participated in the group’s corporate affiliation in the capital markets with Advent International (a global private equity group) and with CML Healthcare (a Canadian based medical diagnostics service provider). Dr. Patel is a double board certified physician and a diplomat of the American Board of Radiology and American Board of Nuclear Medicine. Outside of medicine, Dr. Patel has a 20 year experience of investing in the public markets as well as in private equity offerings. Dr. Patel is the brother-in-law of Paresh Patel.

Dr. Patel brings considerable investment experience to our Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of Forms 3, 4, and 5 filed for the year 2014, we believe that all of our directors, officers, and 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them. In addition all such forms were timely filed.

CODE OF ETHICS

We have adopted a code of ethics applicable to all employees and directors, including our principal executive officer, principal financial officer and principal accounting officer. We have posted the text of our code of ethics to our internet website: www.oxbridgere.com. To access our code of ethics, select “Investor Information” on our website and then select “Corporate Governance,” then “Code of Conduct.” We intend to disclose any change to or waiver from our code of ethics by posting such change or waiver to our internet website within the same section as described above.

SHAREHOLDER COMMUNICATION

Our Board of Directors has adopted a policy for handling shareholder communications to directors. Shareholders may send written communications to our Board of Directors or any one or more of the individual directors by mail, c/o Secretary, Oxbridge Re Holdings Limited, Harbour Place, Ground Floor, 103 South Church, P.O. Box 469, George Town, KY1-9006, Cayman Islands. There is no screening process, other than to confirm that the sender is a shareholder and to filter inappropriate materials and unsolicited materials of a marketing or publication nature. All shareholder communications that are received by the Secretary of the Company for the attention of a director or directors are forwarded to such director or directors.

ITEM 11	EXECUTIVE COMPENSATION

The following table summarizes the compensation of our Named Executive Officers or NEOs in 2014 and 2013. As described below, we have employment agreements with each of our NEOs. Neither of our NEOs had outstanding equity awards as of December 31, 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total
Sanjay Madhu	2014	$200,000	$60,000	—	—	—	—	$9,214	$269,214
President and Chief Executive Officer	2013	$91,667	$9,100	—	—	—	—	$3,053	$103,820
Wrendon Timothy	2014	$92,128	$30,000	—	—	—	—	$9,214	$131,342
Financial Controller and Corporate Secretary	2013	$33,500	$800	—	—	—	—	$2,903	$37,203

(1)	The amounts shown in this column include amounts contributed to our defined contribution pension plan and medical premiums on behalf of each of Messrs. Madhu and Timothy.

Employment Agreements

Sanjay Madhu

On July 18, 2013, we entered into an executive employment agreement with Sanjay Madhu, our Chief Executive Officer and President. Under the terms of this agreement, Mr. Madhu’s employment commenced on July 18, 2013 and will continue for three years unless terminated earlier. Following this initial three year term, the agreement will automatically renew for additional one year terms unless either party chooses not to renew.

The executive employment agreement entitles Mr. Madhu to receive: (1) an annual base salary of $200,000, (2) any additional compensation granted by our Board of Directors (or a committee thereof), and (3) medical, dental, life, disability and retirement benefits.

If Mr. Madhu’s employment is terminated by us for good cause or if Mr. Madhu terminates his employment with us, he will be entitled to: (1) his accrued base salary and accrued vacation pay and other paid time off, in each case through his date of termination, and (2) reimbursement for expenses accrued through his date of termination.

If Mr. Madhu’s employment is terminated by us without good cause, he will be entitled to: (1) his accrued base salary and accrued vacation pay and other paid time off, in each case through the date of termination, (2) reimbursement for expenses accrued through his date of termination, and (3) the amount of base salary that would have been payable through the term of the agreement (excluding future automatic renewals) if his employment had not been terminated. If such termination is within three years following a change of control, Mr. Madhu will be entitled to receive, in lieu of the amount described in clause (3) directly above, an amount equal to 2.9 times the total amount of his annual base salary. If Mr. Madhu’s employment is terminated due to his death or incapacity, it will be deemed to be a termination without good cause.

Mr. Madhu’s executive employment agreement also contains non-compete and non-solicitation provisions.

Wrendon Timothy

Wrendon Timothy is our Financial Controller and Secretary, and his employment with us commenced on August 1, 2013. The terms of his employment, as provided in an employment letter agreement between us and Mr. Timothy, will continue until July 31, 2015 and may be extended by mutual consent.

Under the agreed upon terms of employment, Mr. Timothy is entitled to receive a basic gross salary of $80,400 per year, payable monthly. His salary will be reviewed annually and may be adjusted at our discretion. We will also pay the monthly premiums for Mr. Timothy’s medical, dental and vision insurance, and match Mr. Timothy’s contributions to his pension plan. Finally, Mr. Timothy will be eligible to receive a discretionary bonus and any other compensation which will be based on our financial performance and Mr. Timothy’s personal performance.

We may terminate Mr. Timothy’s employment without notice in the event of serious or persistent misconduct or breach of the agreed upon terms of Mr. Timothy’s employment or for cause. In other circumstances, the party that wishes to terminate Mr. Timothy’s employment must provide 60 days’ prior written notice.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no outstanding equity awards for either of our NEOs as of December 31, 2014.

DIRECTOR COMPENSATION

All directors, other than Mr. Madhu, receive compensation from us for their services as directors. Under the Articles, our directors may receive compensation for their services as may be determined by our Board of Directors. Since August 19, 2013, each of our non-employee directors receives an annual director fee of $20,000, payable in quarterly installments of $5,000, for service as a director. This amount was increased to $40,000, effective August 9, 2014.

The following table summarizes the compensation of our non-employee directors for 2014.

Name	Fees Earned or Paid in Cash	Total
Paresh Patel	$27,850	$27,850

Krishna Persaud	$27,850	$27,850

Ray Cabillot	$27,850	$27,850

Allan Martin	$27,850	$27,850

Mayur Patel, M.D.	$27,850	$27,850

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

PRINCIPAL SHAREHOLDERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of February 23, 2015 by:

•	each person who is known by us to beneficially own more than 5% of our outstanding ordinary shares,

•	each of our directors and NEOs, and

•	all directors and executive officers as a group.

The percentages of ordinary shares beneficially owned are based on the 6,060,000 ordinary shares outstanding as of February 23, 2015. Information with respect to beneficial ownership has been furnished by each director, executive officer and beneficial owner of more than 5% of our ordinary shares. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to the securities. In computing the number of ordinary shares beneficially owned by a person listed below and the percentage ownership of such person, ordinary shares underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of February 23, 2015 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all persons listed have sole voting and investment power for all ordinary shares shown as beneficially owned by them. Unless otherwise indicated in the footnotes, the address for each principal shareholder is in care of Oxbridge Re Holdings Limited, at Harbour Place, Ground Floor, 103 South Church Street, George Town, Cayman Islands.

	Beneficially Owned At February 23, 2015
Name of Beneficial Owners	Number of Ordinary Shares		Percent
5% Shareholders:
Blake Casper	585,236	(1)	9.28%
Named Executive Officers and Directors:
Paresh Patel	864,000	(2)	13.13%
Sanjay Madhu	712,000	(3)	10.93%
Krishna Persaud	638,000	(4)	9.91%
Mayur Patel	352,000	(5)	5.63%
Allan Martin	828,998	(6)	12.75%
Ray Cabillot	1,139,836	(7)	17.26%
Wrendon Timothy	30,500	(8)	*
All Executive Officers and Directors as a Group (7 persons)	4,505,348		50.98%

*	Represents less than 1% of the outstanding ordinary shares.

(1)	Includes 336,236 ordinary shares held by Moksha Capital Partners Re (C) Ltd., and 249,000 ordinary shares issuable upon the exercise of warrants held by Moksha Capital Partners Re (C) Ltd. that are currently exercisable. As of the date of this table, Blake Casper, an individual, has sole voting and investment power over these shares by virtue of being the majority member of Moksha Partners Reinsurance Entity, Inc., a Florida member-managed limited liability company that is the sole owner of Moksha Capital Partners Re (C) Ltd.
(2)	Includes 268,000 ordinary shares issuable upon the exercise of warrants held by Paresh Patel, individually, that are currently exercisable; 262,000 ordinary shares issuable upon the exercise of warrants held by Moksha Capital Partners Re (P) Ltd. that are currently exercisable; 130,000 ordinary shares held by Moksha Capital Partners Re (P) Ltd.; 17,000 ordinary shares held by Mr. Patel’s wife, Neha Patel; and 51,000 ordinary shares issuable upon the exercise of warrants held by Mr. Patel’s wife, Neha Patel, that are currently exercisable. As the sole manager of Dharma Partners, LLC, the owner of Moksha Capital Partners Re (P) Ltd., Mr. Patel has voting and investment power over the ordinary shares and warrants held by Moksha Capital Partners Re (P) Ltd.
(3)	Includes 148,500 ordinary shares held by Moksha Capital Partners Re (M) Ltd.; 280,500 ordinary shares issuable upon the exercise of warrants held by Moksha Capital Partners Re (M) Ltd. that are currently exercisable; 68,000 ordinary shares held by Universal Finance & Investments, L.C.; and 175,000 ordinary shares issuable upon the exercise of warrants held by Universal Finance & Investments, L.C. that are currently exercisable, and 40,000 ordinary shares held in Mr. Madhu’s name. As the sole manager of Moksha Partners M, LLC, the owner of Moksha Capital Partners Re (M) Ltd., Mr. Madhu has voting and investment power over the ordinary shares and warrants held by Moksha Capital Partners Re (M) Ltd. As the sole owner and manager of Universal Finance & Investments, L.C., Mr. Madhu has voting and investment power over the ordinary shares and warrants held by that entity.
(4)	Includes 35,000 ordinary shares held by Krishna Persaud and his wife, Sumentra Persaud, jointly; 105,000 ordinary shares issuable upon the exercise of warrants held by Krishna Persaud and his wife, Sumentra Persaud, jointly, that are currently exercisable; 166,000 ordinary shares held by Moksha Capital Partners Re (A) Ltd.; and 332,000 ordinary shares issuable upon the exercise of warrants held by Moksha Capital Partners Re (A) Ltd. that are currently exercisable. Mr. Persaud and his wife share voting and investment power over the shares and warrants held jointly in their names. As the sole manager of Moksha KPC Holding LLC, the owner of Moksha Capital Partners Re (A) Ltd., Mr. Persaud has voting and investment power over the ordinary shares and warrants held by Moksha Capital Partners Re (A) Ltd.
(5)	Includes 249,000 ordinary shares issuable upon the exercise of warrants that are currently exercisable. All of these shares are owned jointly by Dr. Patel and his wife, Ulupi M. Patel. Does not include shares in which Dr. Patel and Ulupi Patel may have an economic interest, but not voting or investment power, by reason of their 9.43% interest in Dharma Partners, LLC, which owns shares through Moksha Capital Partners, Re (P) Ltd., as described in footnote 2 above.
(6)	Includes 165,000 ordinary shares held by Allan Martin and his wife, Marie Martin, jointly; 175,998 ordinary shares issuable upon the exercise of warrants held by Allan Martin and his wife, Marie Martin, jointly, that are currently exercisable; 39,000 ordinary shares issuable upon the exercise of warrants held by A. S. Martin Children Trust that are currently exercisable; 39,000 ordinary shares held by A. S. Martin Children Trust; 39,000 ordinary shares issuable upon the exercise of warrants held by Martin Family Foundation that are currently exercisable; 39,000 ordinary shares held Martin Family Foundation; 83,000 ordinary shares held by Fleur de Lis Partners, LLLP, and 249,000 ordinary shares issuable upon the exercise of warrants held by Fleur de Lis Partners, LLLP that are currently exercisable. As the general partner of Fleur de Lis Partners, LLLP, Mr. Martin has voting and investment power over the ordinary shares and warrants held by that entity.

(7)	Includes 105,000 ordinary shares issuable upon the exercise of warrants held by Ray Cabillot, individually, that are currently exercisable; 35,000 ordinary shares held by Ray Cabillot, individually; 422,625 ordinary shares and 77,000 ordinary shares held by Farnam Street Capital for the benefit of and as the General Partner of Farnam Street Partners and FS Special Opportunities I Fund, respectively; and 422,625 ordinary shares and 77,000 ordinary shares issuable upon the exercise of warrants held by Farnam Street Capital for the benefit of and as the General Partner of Farnam Street Partners and FS Special Opportunities I Fund, respectively, that are currently exercisable. As the general partner of Farnam Street Capital, Mr. Cabillot has voting and investment power over the ordinary shares and warrants held by that entity.
(8)	Includes 7,500 ordinary shares issuable upon the exercise of warrants held by Mr. Timothy.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Reinsurance Contracts with Related Parties

Effective June 1, 2014, we entered into a reinsurance contract, pursuant to which we are entitled to receive gross reinsurance premiums in the amount of $1,350,000, with Homeowners Choice Property & Casualty Insurance Company (“HCPCI”), another subsidiary of HCI Group.

Mr. Madhu is a director of HCI Group and, until recently, served as the President of its real estate division and as its Vice President of Investor Relations. Paresh Patel, the non-executive Chairman of our Board of Directors and our largest shareholder, is a founder of HCI Group and currently serves as its Chief Executive Officer and as the Chairman of its Board of Directors. Both Mr. Madhu and Mr. Patel are also shareholders of HCI Group. However, neither of Mr. Madhu nor Mr. Patel have any interest in the reinsurance contracts between Claddaugh and our Company or between HCPCI and our company other than in their capacity as equity holders of both of HCI Group and our company.

Relationships Involving E.W. “Ted” Blanch

In January 2014, we entered into an Underwriting Advisory Agreement with Resonant Consultants, Ltd., or Resonant, a company organized and owned by E.W. “Ted” Blanch, a former director of our Company. Mr. Blanch is also a senior partner with Advocate Reinsurance Partners LLC, a reinsurance broker. Advocate Reinsurance Partners is a reinsurance broker for HCI Group and Claddaugh and was paid a broker commission of $116,651 on one of the initial reinsurance contracts between our Company and Claddaugh. Such commission was paid from the premiums payable to us under the reinsurance contract, and we believe that this commission rate (10% of premiums) is a customary commission amount in the industry. We anticipate paying similar commissions to other brokers in the future on our reinsurance contracts. Resonant was paid a sum of $150,000 under the terms of the Underwriting Advisory Agreement. Such amounts are incurred through December 31, 2014, which is the date the contract expired. This contract has not been renewed.

Policies for Approval or Ratification of Transactions with Related Persons

Our policy for approval or ratification of transactions with related persons is for those transactions to be reviewed and approved by the Audit Committee. That policy is set forth in the Audit Committee Charter. Our practice is that such transactions are approved by a majority of disinterested directors. The policy sets forth no standards for approval. Directors apply their own individual judgment and discretion in deciding such matters.

Director Independence

Our Board of Directors has determined that four of our six directors, Messrs. Persaud, Cabillot, Martin, and Patel qualify as independent directors under the applicable rules of the SEC and The NASDAQ Stock Market.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees for services related to the year ended December 31, 2014 and period from April 4, 2013 (date of incorporation) to December 31, 2013 as provided by Hacker, Johnson & Smith PA, our principal accountant:

	2014	2013
Audit Fees (a)	$50,000	$30,000
All Other Fees (b)	23,500	—

Total	$73,500	$30,000

(a)	Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements included in our quarterly reports on Form 10-Q.
(b)	All Other Fees represent fees billed for services provided to us not otherwise included in the categories above, primarily fees related to the review of our registration statement in connection with our initial public offering.

No fees were billed by Hacker, Johnson & Smith PA prior to the year ended December 31, 2013 as our Company was organized in April 2013.

Audit Committee’s Pre-Approval Policies and Procedures

Our Audit Committee charter includes our policy regarding the approval of audit and non-audit services performed by our independent auditors. The Audit Committee is responsible for retaining and evaluating the independent auditors’ qualifications, performance and independence. The Audit Committee pre-approves all auditing services, internal control-related services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditors, subject to such exceptions for non-audit services as permitted by applicable laws and regulations. The Audit Committee may delegate this authority to a subcommittee consisting of one or more Audit Committee members, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals are presented to the full Audit Committee at its next meeting. Our Board of Directors approved all professional services provided to us by Hacker, Johnson & Smith PA during 2014.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of the Report

The Consolidated Financial Statements, other financial information, financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 63 of this Annual Report on Form 10-K.

(b)	Exhibits

Reference is made to the separate exhibit index contained on pages 60 through 61 filed herewith.

Oxbridge Re Holdings Limited

Index to Exhibits

Exhibit	Title

3	Third Amended and Restated Memorandum and Articles of Association of Oxbridge Re Holdings Limited, as amended through December 19, 2014 (incorporated by reference to Exhibit 3.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed December 24, 2014) (Commission File No. 1-36346).

4.1	Warrant Agreement, dated March 26, 2014, between Oxbridge Re Holdings Limited and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed May 28, 2014) (Commission File No. 1-36346).

4.2	Form of Warrant Agreement between Oxbridge Re Holdings Limited and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.1 to Oxbridge Re Holdings Limited’s Registration Statement on Form S-1 filed January 27, 2014) (Commission File No. 333-193577).

4.3	Form of Warrant Agreement issued to investors in May/June 2013 Private Placement (incorporated by reference to Exhibit 4.2 to Oxbridge Re Holdings Limited’s Registration Statement on Form S-1 filed January 27, 2014) (Commission File No. 333-193577).

10.1	Lease between Harbour View Investments Ltd. and Oxbridge Re Holdings Limited (incorporated by reference to Exhibit 10.9 to Oxbridge Re Holdings Limited’s Registration Statement on Form S-1 filed February 18, 2014) (Commission File No. 333-193577).

10.2*	Oxbridge Re Holdings Limited 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed December 24, 2014) (Commission File No. 1-36346).

10.3	Excess of Loss Retrocession Contract, effective on June 1, 2013, between Oxbridge Reinsurance Limited and Claddaugh Casualty Insurance Company, Ltd. (incorporated by reference to Exhibit 10.1 to Oxbridge Re Holdings Limited’s Registration Statement on Form S-1 filed January 27, 2014) (Commission File No. 333-193577).

10.4	Excess of Loss Retrocession Contract, effective on June 1, 2013, between Oxbridge Reinsurance Limited and Claddaugh Casualty Insurance Company, Ltd. (incorporated by reference to Exhibit 10.2 to Oxbridge Re Holdings Limited’s Registration Statement on Form S-1 filed January 27, 2014) (Commission File No. 333-193577).

10.5*	Executive Employment Agreement, dated July 18, 2013, by and between Oxbridge Re Holdings Limited and Sanjay Madhu (incorporated by reference to Exhibit 10.3 to Oxbridge Re Holdings Limited’s Registration Statement on Form S-1 filed January 27, 2014) (Commission File No. 333-193577).

10.6*	Offer of Employment from Oxbridge Re Holdings Limited to Wrendon Timothy, executed on August 1, 2013 (incorporated by reference to Exhibit 10.4 to Oxbridge Re Holdings Limited’s Registration Statement on Form S-1 filed January 27, 2014) (Commission File No. 333-193577).

10.7	License Agreement, dated May 23, 2013, between IPH Limited and Oxbridge Re Holdings Limited (incorporated by reference to Exhibit 10.5 to Oxbridge Re Holdings Limited’s Registration Statement on Form S-1 filed January 27, 2014) (Commission File No. 333-193577).

10.8	Underwriting Advisory Agreement, dated January 19, 2014, between Resonant Consultants, Ltd. and Oxbridge Re Holdings Limited (incorporated by reference to Exhibit 10.6 to Oxbridge Re Holdings Limited’s Registration Statement on Form S-1 filed January 27, 2014) (Commission File No. 333-193577).

10.11*	Form of Oxbridge Re Holdings Limited 2014 Omnibus Incentive Plan Restricted Share Award (incorporated by reference to Exhibit 10.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed January 28, 2015) (Commission File No. 1-36346).

10.12*	Form of Oxbridge Re Holdings Limited 2014 Omnibus Incentive Plan Share Option Award Agreement (incorporated by reference to Exhibit 10.2 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed January 28, 2015) (Commission File No. 1-36346).

21	List of Subsidiaries of Oxbridge Re Holdings Limited (incorporated by reference to Exhibit 21.1 to Oxbridge Re Holdings Limited’s Registration Statement on Form S-1 filed January 27, 2014) (Commission File No. 333-193577).

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Financial Controller pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and Financial Controller pursuant to 18 U.S.C. § 1350.

101	The following materials from Oxbridge Re Holdings Limited’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements.

*	Indicates a management contract or compensatory plan or arrangement.

(c)	Financial Statement Schedules

The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 63 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

By	/s/ SANJAY MADHU
Sanjay Madhu
Chief Executive Officer and President
(Principal Executive Officer)
Date:	March 14, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 14, 2015 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ WRENDON TIMOTHY Wrendon Timothy Financial Controller and Secretary (Principal Financial Officer and Principal Accounting Officer)	/s/ SANJAY MADHU Sanjay Madhu Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ PARESH PATEL Paresh Patel Director	/s/ KRISHNA PERSAUD Krishna Persaud Director

/s/ RAY CABILLOT Ray Cabillot Director	/s/ ALLAN MARTIN Allan Martin Director

/s/ MAYUR PATEL Mayur Patel Director

Index to Consolidated Financial Statements and Financial Statement Schedules

Form 10-K Page(s)
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2014 and 2013	F-2

Consolidated Statements of Income for the year ended December 31, 2014 and period From April 4, 2013 (date of incorporation) to December 31, 2013	F-3

Consolidated Statements of Comprehensive Income for the year ended December 31, 2014 and period from April 4, 2013 (date of incorporation) to December 31, 2013	F-4

Consolidated Statements of Cash Flows for the year ended December 31, 2014 and period from April 4, 2013 (date of incorporation) to December 31, 2013	F-5

Consolidated Statements of Changes in Shareholders’ Equity for the year ended December 31, 2014 and period from April 4, 2013 (date of incorporation) to December 31, 2013	F-7

Notes to Consolidated Financial Statements	F-8

Financial Statements Schedules

Schedule I – Summary of Investments – Other than Investments in Related Parties	F-23

Schedule II – Condensed Financial Information of the Registrant	F-24

Schedule III – Supplementary Insurance Information	F-27

Schedule IV – Supplementary Reinsurance Information	F-28

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Oxbridge Re Holdings Limited

Grand Cayman, Cayman Islands:

We have audited the accompanying consolidated balance sheets of Oxbridge Re Holdings Limited and Subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for year ended December 31, 2014 and the period from April 4, 2013 (date of incorporation) to December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2014 and 2013, and the results of its operations and its cash flows for the year ended December 31, 2014 and the period from April 4, 2013 (date of incorporation) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

HACKER, JOHNSON & SMITH PA

Tampa, Florida

March 14, 2015

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Consolidated Balance Sheets

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At December 31,
	2014	2013
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $3,681 and $0, respectively)	$3,659	—
Equity securities, available for sale, at fair value (cost: $8,140 and $0, respectively)	8,179	—

Total investments	11,838	—
Cash and cash equivalents	5,317	695
Restricted cash and cash equivalents	28,178	10,118
Accrued interest and dividend receivable	22	—
Premiums receivable	4,081	—
Deferred policy acquisition costs	132	69
Prepayment and other receivables	80	64
Prepaid offering costs	—	417
Property and equipment, net	46	—

Total assets	$49,694	11,363

Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$—	—
Loss experience refund payable	7,133	1,367
Unearned premiums reserve	5,744	2,036
Accounts payable and other liabilities	109	511

Total liabilities	12,986	3,914

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 6,000,000 and 1,115,350 shares issued and outstanding)	6	1
Additional paid-in capital	33,540	6,595
Retained earnings	3,145	853
Accumulated other comprehensive income	17	—

Total shareholders’ equity	36,708	7,449

Total liabilities and shareholders’ equity	$49,694	11,363

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Consolidated Statements of Income

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	Year Ended December 31, 2014	Period from April 4, 2013 (date of incorporation) to December 31, 2013
Revenue
Assumed premiums	$14,293	4,886
Change in loss experience refund payable	(5,766)	(1,367)
Change in unearned premiums reserve	(3,708)	(2,036)

Net premiums earned	4,819	1,483
Net realized investment gains	641	—
Net investment income	99	—

Total revenue	5,559	1,483

Expenses
Policy acquisition costs and underwriting expenses	431	96
Preopening and organizational costs	—	145
General and administrative expenses	1,128	389

Total expenses	1,559	630

Net income	$4,000	853

Earnings per share
Basic and Diluted	$0.82	0.88

Weighted-average shares outstanding
Basic and Diluted	4,862,479	972,540

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(expressed in thousands of U.S. Dollars)

	Year Ended December 31, 2014	Period from April 4, 2013 (date of incorporation) to December 31, 2013
Net income	$4,000	853

Other comprehensive income:
Change in unrealized gain on investments:
Unrealized gain arising during the year	658	—

Reclassification adjustment for net realized gains included in net income	(641)	—

Net change in unrealized gain	17	—

Total other comprehensive income	17	—

Comprehensive income	4,017	853

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Consolidated Statements of Cash Flows

(expressed in thousands of U.S. Dollars)

	Year Ended December 31, 2014	Period from April 4, 2013 (date of incorporation) to December 31, 2013
Operating activities
Net income	$4,000	853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13	—
Net realized investment gains	(641)	—
Change in operating assets and liabilities:
Accrued interest and dividend receivable	(22)	—
Premiums receivable	(4,081)	—
Deferred policy acquisition costs	(63)	(69)
Prepayment and other receivables	(16)	(64)
Prepaid offering costs	417	(417)
Loss experience refund payable	5,766	1,367
Unearned premiums reserve	3,708	2,036
Accounts payable and other liabilities	(402)	511

Net cash provided by operating activities	$8,679	4,217

Investing activities
Change in restricted cash and cash equivalents	(18,060)	(10,118)
Purchase of fixed-maturity securities	(3,682)	—
Purchase of equity securities	(15,511)	—
Proceeds from sale of equity securities	8,013	—
Purchase of property and equipment	(59)	—

Net cash used in investing activities	$(29,299)	(10,118)

Financing activities
Proceeds on issuance of share capital	5	1
Additional paid-in capital proceeds, net of offering costs, resulting from;
Share capital	21,865	3,115
Share warrants	5,080	3,480
Dividends paid	(1,708)	—

Net cash provided by financing activities	$25,242	6,596

	(continued)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

(expressed in thousands of U.S. Dollars)

	Year Ended December 31, 2014	Period from April 4, 2013 (date of incorporation) to December 31, 2013
Net change in cash and cash equivalents	4,622	695
Cash and cash equivalents at beginning of period	695	—

Cash and cash equivalents at end of period	$5,317	695

Supplemental disclosure of cash flow information
Interest paid	—	—

Income taxes paid	—	—

Non-cash investing activities
Net change in unrealized gain on securities available for sale	17	—

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Year ended December 31, 2014 and period from

April 4, 2013 (date of incorporation) to December 31, 2013

(expressed in thousands of U.S. Dollars, except per share amounts)

	Ordinary Share Capital		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Amount
Balance at April 4, 2013	—	—	—	—	—	—
Net proceeds from the sale of ordinary shares	1,115,350	1	3115	—	—	3,116
Ordinary share warrants	—	—	3480	—	—	3,480
Net income for the period	—	—	—	853	—	853

Balance at December 31, 2013	1,115,350	1	6,595	853	—	7,449
Net proceeds from the sale of ordinary shares	4,884,650	5	21,865	—	—	21,870
Ordinary share warrants	—	—	5,080	—	—	5,080
Cash dividends paid ($0.48 per share)	—	—	—	(1,708)	—	(1,708)
Net income for the year	—	—	—	4,000	—	4,000
Total other comprehensive loss	—	—	—	—	17	17

Balance at December 31, 2014	6,000,000	$6	33,540	3,145	17	36,708

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements

For the year ended December 31, 2014 and period from

April 4, 2013 (date of incorporation) to December 31, 2013

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

The Company’s ordinary shares and warrants are listed on The NASDAQ Capital Market under the symbols “OXBR” and “OXBRW,” respectively.

The Company operates as a single business segment through the Subsidiary, which provides collateralized reinsurance to cover excess of loss catastrophe risks of various affiliated and non-affiliated ceding insurers, including Claddaugh Casualty Insurance Company, Ltd. (“Claddaugh”) and Homeowners Choice Property & Casualty Insurance Company (“HCPCI”), which are related-party entities domiciled in Bermuda and Florida, respectively.

(b) Basis of Presentation

The accompanying consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All significant intercompany transactions and balances have been eliminated upon consolidation.

2.	SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates: In preparing the consolidated financial statements, management was required to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the financial reporting date and throughout the periods being reported upon. Certain of the estimates result from judgments that can be subjective and complex and consequently actual results may differ from these estimates, which would be reflected in future periods.

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

Cash and cash equivalents: Cash and cash equivalents are comprised of cash and short-term investments with original maturities of three months or less.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Restricted cash and cash equivalents: Restricted cash and cash equivalents represent funds held in accordance with the Company’s trust agreements with ceding insurers and trustees, which requires the Company to maintain collateral with a market value greater than or equal to the limit of liability, less unpaid premium.

Investments: The Company’s investments consist of fixed-maturity securities and equity securities, and are classified as available-for-sale. The Company’s investments are carried at fair value with changes in fair value included as a separate component of accumulated other comprehensive income in shareholders’ equity.

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

The Company reviews all securities for OTTI on a quarterly basis and more frequently when economic or market conditions warrant such review. When the fair value of any investment is lower than its cost, an assessment is made to see whether the decline is temporary or other-than-temporary. If the decline is determined to be other-than-temporary, the investment is written down to fair value and an impairment charge is recognized in income in the period in which the Company makes such determination. For a debt security that the Company does not intend to sell nor is it more likely than not that the Company will be required to sell before recovery of its amortized cost, only the credit loss component is recognized in income, while impairment related to all other factors is recognized in other comprehensive income. The Company considers various factors in determining whether an individual security is other-than-temporarily impaired (see Note 4).

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

Level 1	Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;

Level 2	Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active; and

Level 3	Inputs that are unobservable.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value measurement (continued)

Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. For debt securities, inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics, broker quotes for similar securities and other factors. The fair value of investments in common stock and exchange-traded funds is based on the last traded price. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Company’s investment custodians.

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

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts, and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At December 31, 2014 and 2013, the DAC was considered fully recoverable and no premium deficiency loss was recorded.

Property and equipment: Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the years ended December 31, 2014 and 2013, there were no impairments in property and equipment.

Allowance for uncollectible receivables: Management evaluates credit quality by evaluating the exposure to individual counterparties, and, where warranted, management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized as income in the year in which they are determined. At December 31, 2014 and 2013, no receivables were determined to be overdue or impaired and, accordingly, no allowance for uncollectible receivables has been established.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

There were no losses or loss adjustment expenses incurred for the year and period ended December 31, 2014 and 2013, respectively.

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

Certain contracts allow for reinstatement premiums in the event of a full limit loss prior to the expiration of the contract. A reinstatement premium is not due until there is a full limit loss event and therefore, in accordance with GAAP, the Company records a reinstatement premium as written only in the event that the reinsured incurs a full limit loss on the contract and the contract allows for a reinstatement of coverage upon payment of an additional premium. For catastrophe contracts which contractually require the payment of a reinstatement premium equal to or greater than the original premium upon the occurrence of a full limit loss, the reinstatement premiums are earned over the original contract period. Reinstatement premiums that are contractually calculated on a pro-rata basis of the original premiums are earned over the remaining coverage period.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at December 31, 2014 and 2013.

Earnings per share: Basic earnings per share has been computed on the basis of the weighted-average number of shares of share capital outstanding during the periods presented. Diluted earnings per share is the same as basic earnings per share for all periods presented because the exercise price of the outstanding share capital warrants exceeded the fair value of the shares during the period. As of December 31, 2014, 8,230,700 warrants to purchase 8,230,700 ordinary shares at $7.50 per share were not dilutive because the exercise price exceeded the average market price. No warrants were exercised during the periods ended December 31, 2014 and 2013.

Recent accounting pronouncements: There have been no recent accounting pronouncements that are expected to have a material impact on the presentation of the Company’s consolidated statements of income, comprehensive income or financial position.

Segment Information: Under GAAP, operating segments are based on the internal information that management uses for allocating resources and assessing performance as the source of the Company’s reportable segments. The Company manages its business on the basis of one operating segment, Property and Casualty Reinsurance, in accordance with the qualitative and quantitative criteria established under GAAP.

Reclassifications: Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

3.	CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	December 31, 2014 (in thousands)	December 31, 2013 (in thousands)
Cash on deposit	$1,451	$695
Cash held with custodians	3,866	—
Restricted cash held in trust	28,178	10,118

Total	33,495	10,813

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

3.	CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS (continued)

Cash and cash equivalents are held by large and reputable counterparties in the United States of America and in the Cayman Islands. Restricted cash held in trust is custodied with Bank of New York Mellon and Wells Fargo Bank and is held in accordance with the Company’s trust agreements with the ceding insurers and trustees, which require that the Company provide collateral having a market value greater than or equal to the limit of liability, less unpaid premium.

4.	INVESTMENTS

The Company holds investments in fixed-maturity securities and equity securities that are classified as available for sale. The Company held no investments at December 31, 2013. At December 31, 2014, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	($ in thousands)
As of December 31, 2014
Fixed-maturity securities
U.S. Treasury and agency securities	$2,969	$2	$—	$2,971
Exchange-traded debt securities	513	18	—	531
Convertible debt securities	$199	$—	$(42)	$157

Total fixed-maturity securities	3,681	20	(42)	3,659

REITs	400	—	(20)	380
Preferred stocks	1,997	32	(5)	2,024
Common stocks	5,743	308	(276)	5,775

Total equity securities	8,140	340	(301)	8,179

Total available for sale securities	$11,821	$360	$(343)	$11,838

At December, 2014, securities with a fair value of $3,463,051 are held in trust accounts as collateral under reinsurance contracts with the Company’s ceding insurers.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

4.	INVESTMENTS (continued)

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities at December 31, 2014 are as follows:

	Amortized Cost	Estimated Fair Value
As of December 31, 2014	($ in thousands)
Available for sale
Due after one year through five years	$3,168	$3,128
Due after ten years	513	531

	$3,681	$3,659

Gross proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the year ended December 31, 2014 were as follows:

	Gross proceeds from sales	Gross Realized Gains	Gross Realized Losses
	($ in thousands)
Year ended December 31, 2014
Fixed-maturity securities	$—	$—	$—

Equity securities	$8,013	$642	$1

The Company regularly reviews its individual investment securities for OTTI. The Company considers various factors in determining whether each individual security is other-than-temporarily impaired, including:

•	the financial condition and near-term prospects of the issuer, including any specific events that may affect its operations or income;

•	the length of time and the extent to which the market value of the security has been below its cost or amortized cost;

•	general market conditions and industry or sector specific factors;

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

4.	INVESTMENTS (continued)

•	nonpayment by the issuer of its contractually obligated interest and principal payments; and

•	the Company’s intent and ability to hold the investment for a period of time sufficient to allow for the recovery of costs

Securities with gross unrealized loss positions at December 31, 2014, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
As of December 31, 2014	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
	($ in thousands)		($ in thousands)		($ in thousands)
Fixed-maturity securities
Convertible debt securities	$42	$157	$—	$—	$42	$157

Total fixed-maturity securities	42	157	—	—	42	157
REITs	20	380	—	—	20	380
Preferred stocks	5	598	—	—	5	598
All other common stocks	276	3,933	—	—	276	3,933

Total equity securities	301	4,911	—	—	301	4,911

Total available for sale securities	$343	$5,068	$—	$—	$343	$5,068

The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. It is expected that the securities would not be settled at a price less than the par value of the investments. In determining whether equity securities are other-than-temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost. Because the decline in fair value is attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at December 31, 2014.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

4.	INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2014:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2014	($ in thousands)
Financial Assets:
Cash and cash equivalents	$5,317	$—	$—	$5,317

Restricted cash and cash equivalents	$28,178	$—	$—	$28,178

Fixed-maturity securities:
U.S. Treasury and agency securities	2,971	—	—	2,971
Exchange-traded debt securities	531	—	—	531
Convertible debt securities	157	—	—	157

Total fixed-maturity securities	3,659	—	—	3,659

REITs	380	—	—	380
Preferred stocks	2,024	—	—	2,024
All other common stocks	5,775	—	—	5,775

Total equity securities	8,179	—	—	8,179

Total available for sale securities	11,838	—	—	11,838

Total	$45,333	$—	$—	$45,333

5.	TAXATION

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

Notes to Consolidated Financial Statements, Continued

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

In June 2013, the Company completed the sale of 1,115,350 units, each consisting of one of the Company’s ordinary shares and three warrants, in its initial private placement offering. One warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per share on or before May 31, 2018. The initial private placement offering resulted in aggregate gross proceeds to the Company of approximately $6.7 million, of which $3,480,000 related to the fair value proceeds on the warrants issued.

In September 2014, all of the warrants issued in the private placement were exchanged, on a one-to-one basis, into warrants of the same class that were issued in the Company’s initial public offering, and therefore none of the warrants issued in the private placement remain outstanding as of December 31, 2014.

The fair value of the warrants issued in the initial public offering and initial private placement offering of $1.04 per warrant was determined by the Black-Scholes pricing model using the following assumptions: volatility of 48%, an expected life of 5 years, expected dividend yield of 8% and a risk-free interest rate of 1.69%. There were 8,230,700 warrants outstanding at December 31, 2014. No warrants were exercised during the year and period ended December 31, 2014 and 2013.

On January 19, 2014, our Board of Directors declared dividends of $0.12 per share, for the third quarter and fourth quarter of 2013. We paid $134,000 on February 14, 2014 and February 21, 2014 to shareholders of record on December 31, 2013.

On July 6, 2014, our Board of Directors declared a quarterly cash dividend of $0.12 per share. We paid the $720,000 dividend on August 29, 2014 to shareholders of record on August 8, 2014.

On November 1, 2014, our Board of Directors declared a quarterly cash dividend of $0.12 per share. We paid the $720,000 dividend on November 28, 2014 to shareholders of record on November 17, 2014.

On January 23, 2015, our Board of Directors declared a quarterly cash dividend of $0.12 per share payable on March 27, 2015 to shareholders of record on February 27, 2015.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

6.	SHAREHOLDERS’ EQUITY (continued)

As of December 31, 2014, none of the Company’s retained earnings were restricted from payment of dividends to the Company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in the Subsidiary, a dividend from the Subsidiary would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to CIMA.

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement. See also Note 8.

7.	SHARE-BASED COMPENSATION

On December 19, 2014, the Company’s shareholders at an Annual General Meeting approved the Company’s 2014 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Compensation Committee of the Board of Directors has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares.

The Plan permits the grant of options (including incentive share options), share appreciation rights, restricted shares, restricted share units, performance shares, performance units, annual cash incentives, long-term cash incentives, dividend equivalent units and other types of share-based awards.

As of December 31, 2014, there were no incentive awards outstanding under the Plan.

On January 23, 2015, our Board of Directors approved the issuance of restricted ordinary shares and options to purchase ordinary shares to our two executive officers under grant agreements made under the Plan. Jay Madhu, our President and Chief Executive Officer, was awarded 40,000 restricted shares and options to purchase an aggregate of 120,000 ordinary shares. Wrendon Timothy, our Financial Controller, was awarded 20,000 restricted shares and options to purchase 60,000 ordinary shares. In each case the shares and options are subject to forfeiture upon termination of employment (subject to certain post-termination windows to exercise vested options) and restrictions on transfer. The shares and options will vest in increments of 6.25% each on a quarterly basis over a four-year period, and the options will expire on the 10th anniversary of the date of grant unless earlier exercised or earlier terminated due to termination of employment. The options were granted at an exercise price of $6.00 per ordinary share. The price of our ordinary shares on grant date was $5.86.

8.	NET WORTH FOR REGULATORY PURPOSES

The Subsidiary is subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of its license, the Subsidiary is required to maintain a minimum and prescribed capital requirement of $500 in accordance with the Subsidiary’s approved business plan filed with CIMA. At December 31, 2014, the Subsidiary’s net worth of $23.1 million exceeded the minimum and prescribed capital requirement. For the years ended December 31, 2014 and 2013, the Subsidiary’s net income was approximately $3 million and $1.1 million, respectively.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

8.	NET WORTH FOR REGULATORY PURPOSES (continued)

The Subsidiary is not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiary’s GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of December 31, 2014 or for the year then ended.

9.	FAIR VALUE AND CERTAIN RISKS AND UNCERTAINTIES

Fair values

With the exception of balances in respect of insurance contracts (which are specifically excluded from fair value disclosures under GAAP) and investment securities as disclosed in Note 4 of the consolidated financial statements, the carrying amounts of all other financial instruments, which consist of cash and cash equivalents, restricted cash and cash equivalents, accrued interest and dividends receivable, premiums receivable and other receivables and accounts payable and other liabilities, approximate their fair values due to their short-term nature.

Concentration of underwriting risk

Substantially all of the Company’s current reinsurance business ultimately relates to the risks of two entities domiciled in Florida in the United States, one of which is under common directorship; accordingly the Company’s underwriting risks are not significantly diversified.

Credit risk

The Company is exposed to credit risk in relation to counterparties that may default on their obligations to the Company. The amount of counterparty credit risk predominantly relates to premiums receivable and assets held with counterparties. The Company mitigates its counterparty credit risk by using several counterparties which decreases the likelihood of any significant concentration of credit risk with any one counterparty. In addition, the Company is exposed to credit risk on fixed-maturity debt securities to the extent that the debtors may default on their debt obligations.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

10.	COMMITMENTS AND CONTINGENCIES

The Company has an operating lease for office space located at Harbour Place, 103 South Church Street, Grand Cayman, Cayman Islands. The term of the lease is one year which commenced on March 1, 2014. Rent expense under this lease for the year ended December 31, 2014 was $30,000 and lease commitments at December 31, 2014 were $6,000.

The Company also has an operating lease for residential space at Britannia Villas #616, Grand Cayman, Cayman Islands. The original term of the lease, which commenced on October 1, 2013, was 13 months. The lease was extended for another 12 months under substantially the same terms and conditions. Rent expense under this lease for year ended December 31, 2014 was $50,400, and lease commitments at December 31, 2014 were $42,000.

11.	RELATED PARTY TRANSACTIONS

The Company has entered into reinsurance agreements with Claddaugh and HCPCI, both of which are related entities through common directorships. At December 31, 2014 and 2013, included within premiums receivable, loss experience refund payable and unearned premiums reserve on the consolidated balance sheets are the following related-party amounts:

	At December 31, 2014	At December 31, 2013
	(in thousands)
Premiums receivable	$501	$—
Loss experience refund payable	$3,917	$1,367
Unearned premiums reserve	$2,113	$2,036

During the period ended December 31, 2013, the Company paid brokerage fees of $116,651 to Advocate Reinsurance Partners LLC, a company in which a former director of the Company holds a senior partner position. Included within policy acquisition costs and underwriting expenses on the consolidated statements of income are amounts relating to the amortization of such related-party brokerage fees, which amounts are shown in the table below.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

11.	RELATED PARTY TRANSACTIONS (continued)

During the year and period ended December 31, 2014 and 2013, respectively, included within assumed premiums, change in loss experience refund payable and change in unearned premiums reserve on the consolidated statements of income are the following related-party amounts:

	Year Ended December 31, 2014	Period from April 4, 2013 (date of incorporation) to December 31, 2013
	(in thousands)
Revenue
Assumed premiums	$5,070	$4,886
Change in loss experience refund payable	$(2,550)	$(1,367)
Change in unearned premiums reserve	$(77)	$(2,036)

Expenses
Policy acquisition costs & underwriting expenses	$49	$68

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

12.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	At December 31,
	2014	2013
Leasehold improvements	$4	—
Furniture and Fixtures	26	—
Motor vehicle	21	—
Computer equipment	8	—

Total, at cost	59	—
less accumulated depreciation and amortization	(13)	—

Property and equipment, net	$46	—

13.	SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

Except as disclosed in Notes 6 and 7 of these consolidated financial statements, there were no other events subsequent to December 31, 2014 for which disclosure was required.

SCHEDULE I

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

SUMMARY OF INVESTMENTS – OTHER THAN INVESTMENTS IN RELATED PARTIES

AS OF DECEMBER 31, 2014

(expressed in thousands of U.S. dollars)

Type of investment	Cost or Amortized Cost	Fair Value	Balance Sheet Value
Fixed-maturity securities
U.S. Treasury and agency securities	$2,969	$2,971	$2,971
Exchange-traded debt securities	513	531	531
Convertible debt securities	$199	$157	157

Total fixed-maturity securities	3,681	3,659	3,659

REITs	400	380	380
Preferred stocks	1,997	2,024	2,024
Common stocks	5,743	5,775	5,775

Total equity securities	8,140	8,179	8,179

Total investments	$11,821	$11,838	11,838

SCHEDULE II

OXBRIDGE RE HOLDINGS LIMITED

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEET – PARENT COMPANY ONLY

(expressed in thousands of U.S. Dollars)

	At December 31,
	2014	2013
Assets
Cash and cash equivalents	4,141	692
Investments, available for sale, at fair value	8,375
Investment in subsidiary	23,052	6,773
Accrued interest and dividend receivable	15	—
Due from subsidiary	1,115	—
Prepayment and other receivables	72	29
Prepaid offering costs	—	417
Property and equipment, net	47	—

Total assets	$36,817	7,911

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and other liabilities	109	462

Shareholders’ equity:
Total shareholders’ equity	36,708	7,449

Total liabilities and shareholders’ equity	$36,817	7,911

SCHEDULE II (continued)

OXBRIDGE RE HOLDINGS LIMITED

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF INCOME – PARENT COMPANY ONLY

(expressed in thousands of U.S. Dollars)

	Year Ended December 31, 2014	Period from April 4, 2013 (date of incorporation) to December 31, 2013
Revenue
Net investment income	$91	—
Net realized investment gains	641	—
Other income	1,393	—
Operating expenses	(1,119)	(248)

Income/(loss) before equity in earnings of subsidiary	1,006	(248)
Equity in earnings of subsidiary	2,994	1,101

Net income	$4,000	853

SCHEDULE II (continued)

OXBRIDGE RE HOLDINGS LIMITED

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENT OF CASH – PARENT COMPANY ONLY

(expressed in thousands of U.S. Dollars)

	Year Ended December 31, 2014	Period from April 4, 2013 (date of incorporation) to December 31, 2013
Operating activities
Net income	$4,000	853
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiary	(2,994)	(1,101)
Depreciation	13	—
Net realized investment gains	(641)	—
Change in operating assets and liabilities:
Accrued interest and dividend receivable	(15)	—
Due from subsidiary	(1,115)	—
Prepayment and other receivables	(43)	(29)
Prepaid offering costs	417	(417)
Accounts payable and other liabilities	(353)	462

Net cash used in operating activities	$(731)	(232)

Investing activities
Investment in subsidiary	(15,000)	(5,672)
Dividends from subsidiary	1,708	—
Purchase of available for sale securities	(15,724)	—
Proceeds from sale of available for sale securities	8,013	—
Purchase of property and equipment	(59)	—

Net cash used in investing activities	$(21,062)	(5,672)

Financing activities
Proceeds on issuance of share capital	5	1
Additional paid-in capital proceeds, net of offering costs, resulting from;
Share capital	21,865	3,115
Share warrants	5,080	3,480
Dividends paid	(1,708)	—

Net cash provided by financing activities	$25,242	6,596

Net change in cash and cash equivalents	3,449	692
Cash and cash equivalents at beginning of period	692	—

Cash and cash equivalents at end of period	$4,141	692

SCHEDULE III

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

SUPPLEMENTARY INSURANCE INFORMATION

FOR THE YEAR ENDED DECEMBER 31, 2014 AND PERIOD FROM

APRIL 4, 2013 (DATE OF INCORPORATION) TO DECEMBER 31, 2013

(expressed in thousands of U.S. dollars)

Year	Segment	Deferred acquisition costs, net	Reserves for losses and loss adjustment expenses – gross	Unearned premiums – gross	Net premiums earned	Investment income	Net losses, and loss adjustment expenses	Amortization of deferred acquisition costs	Operating expenses	Gross premiums written
2014	Property & Casualty	$132	$—	$5,744	$4,819	$740	$—	$431	$1,128	$14,293
2013	Property & Casualty	$69	$—	$2,036	$1,483	$—	$—	$96	$534	$4,886

SCHEDULE IV

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

REINSURANCE INFORMATION

FOR THE YEAR ENDED DECEMBER 31, 2014 AND PERIOD FROM

APRIL 4, 2013 (DATE OF INCORPORATION) TO DECEMBER 31, 2013

(expressed in thousands of U.S. dollars)

Year	Segment	Direct Gross Premiums	Premiums ceded to other companies	Premiums assumed from other companies	Net amount	Percentage of amount assumed to net
2014	Property & Casualty	$—	$—	$14,293	$14,293	100%
2013	Property & Casualty	$—	$—	$4,886	$4,886	100%