Form 10-Q
period 2015-03-31
OXBRIDGE RE HOLDINGS Ltd
filed 2015-05-14
CIK 1584831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-36346

OXBRIDGE RE HOLDINGS LIMITED

(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Strathvale House, 2nd Floor 90 North Church Street, Georgetown P.O. Box 469 Grand Cayman, Cayman Islands	KY1-9006
(Address of principal executive offices)	(Zip Code)

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

As of May 6, 2015; 6,060,000 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Consolidated Balance Sheets

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At March 31, 2015	At December 31, 2014
	(Unaudited)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $3,683 and $3,681, respectively)	$3,640	3,659
Equity securities, available for sale, at fair value (cost: $10,096 and $8,140, respectively)	9,797	8,179

Total investments	13,437	11,838
Cash and cash equivalents	3,806	5,317
Restricted cash and cash equivalents	30,002	28,178
Accrued interest and dividend receivable	25	22
Premiums receivable	1,999	4,081
Deferred policy acquisition costs	75	132
Prepayment and other receivables	91	80
Property and equipment, net	47	46

Total assets	$49,482	49,694

Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$—	—
Loss experience refund payable	9,185	7,133
Unearned premiums reserve	2,745	5,744
Accounts payable and other liabilities	71	109

Total liabilities	12,001	12,986

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 6,060,000 and 6,000,000 shares issued and outstanding)	6	6
Additional paid-in capital	33,569	33,540
Retained earnings	4,248	3,145
Accumulated other comprehensive (loss) income	(342)	17

Total shareholders’ equity	37,481	36,708

Total liabilities and shareholders’ equity	$49,482	49,694

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	Three Months Ended
	March 31,
	2015	2014
Revenue
Assumed premiums	$600	58
Change in loss experience refund payable	(2,052)	(586)
Change in unearned premiums reserve	2,999	1,176

Net premiums earned	1,547	648
Net realized investment gains	644	—
Net investment income	76	—

Total revenue	2,267	648

Expenses
Policy acquisition costs and underwriting expenses	87	43
General and administrative expenses	350	212

Total expenses	437	255

Net income	$1,830	393

Earnings per share
Basic and Diluted	$0.30	0.28

Weighted-average shares outstanding
Basic and Diluted	6,044,667	1,386,719

Dividends paid per share	$0.12	0.24

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Three Months Ended March 31,
	2015	2014
Net income	$1,830	393

Other comprehensive income:
Change in unrealized gain on investments:
Unrealized gain arising during the period	285	—
Reclassification adjustment for net realized gains included in net income	(644)	—

Net change in unrealized gain	(359)	—

Total other comprehensive loss	(359)	—

Comprehensive income	1,471	393

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net income	$1,830	393
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	29	—
Depreciation	4	1
Net realized investment gains	(644)	—
Change in operating assets and liabilities:
Accrued interest and dividend receivable	(3)	—
Premiums receivable	2,082	(41)
Deferred policy acquisition costs	57	36
Prepayment and other receivables	(11)	5
Prepaid offering costs	—	417
Loss experience refund payable	2,052	586
Unearned premiums reserve	(2,999)	(1,176)
Accounts payable and other liabilities	(38)	(269)

Net cash provided by / (used in) operating activities	$2,359	(48)

Investing activities
Change in restricted cash and cash equivalents	(1,824)	1,253
Purchase of fixed-maturity securities	(1,101)	—
Purchase of equity securities	(7,125)	—
Proceeds from sale of fixed-maturity and equity securities	6,912	—
Purchase of property and equipment	(5)	(50)

Net cash (used in) / provided by investing activities	$(3,143)	1,203

Financing activities
Proceeds on issuance of share capital	—	5
Additional paid-in capital proceeds, net of offering costs, resulting from;
Share capital	—	21,816
Share warrants	—	5,080
Dividends paid	(727)	(268)

Net cash (used in) / provided by financing activities	$(727)	26,633

	(continued)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Three Months Ended March 31,
	2015	2014
Net change in cash and cash equivalents	(1,511)	27,788
Cash and cash equivalents at beginning of period	5,317	695

Cash and cash equivalents at end of period	$3,806	28,483

Supplemental disclosure of cash flow information
Interest paid	—	—

Income taxes paid	—	—

Non-cash investing activities
Net change in unrealized gain on securities available for sale	(359)	—

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three Months Ended March 31, 2015 and 2014

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	Ordinary Share Capital		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2013	1,115,350	1	6,595	853	—	7,449
Net proceeds from the sale of ordinary shares	4,884,650	5	21,816	—	—	21,821
Ordinary share warrants	—	—	5,080	—	—	5,080
Cash dividends paid	—	—	—	(268)	—	(268)
Net income for the period	—	—	—	393	—	393

Balance at March 31, 2014	6,000,000	$6	33,491	978	—	34,475

Balance at December 31, 2014	6,000,000	6	33,540	3,145	17	36,708
Cash dividends paid	—	—	—	(727)	—	(727)
Net income for the period	—	—	—	1,830	—	1,830
Issuance of restricted stock	60,000	—	—	—	—	—
Stock-based compensation	—	—	29	—	—	29
Total other comprehensive loss	—	—	—	—	(359)	(359)

Balance at March 31, 2015	6,060,000	$6	33,569	4,248	(342)	37,481

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

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

(b) Basis of Presentation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of March 31, 2015 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2015. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s Form 10-K, which was filed with the SEC on March 18, 2015.

In preparing the interim unaudited consolidated financial statements, management was required to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the financial reporting date and throughout the periods being reported upon. Certain of the estimates result from judgments that can be subjective and complex and consequently actual results may differ from these estimates, which would be reflected in future periods.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the reserve for losses and loss adjustment expenses, valuation of investments and assessment of other-than-temporary impairment (“OTTI”) and loss experience refund payable. Although considerable variability is likely to be inherent in these estimates, management believes that the amounts provided are reasonable. These estimates are continually reviewed and adjusted if necessary. Such adjustments are reflected in current operations.

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

Investments: The Company’s investments consist of fixed-maturity securities and equity securities, and are classified as available-for-sale. The Company’s investments are carried at fair value with changes in fair value included as a separate component of accumulated other comprehensive (loss) income in shareholders’ equity.

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

The Company reviews all securities for other-than-temporary impairment (“OTTI”) on a quarterly basis and more frequently when economic or market conditions warrant such review. When the fair value of any investment is lower than its cost, an assessment is made to see whether the decline is temporary of other-than-temporary. If the decline is determined to be other-than-temporary the investment is written down to fair value and an impairment charge is recognized in income in the period in which the Company makes such determination. For a debt security that the Company does not intend to sell nor is it more likely than not that the Company will be required to sell before recovery of its amortized cost, only the credit loss component is recognized in income, while impairment related to all other factors is recognized in other comprehensive (loss) income. The Company considers various factors in determining whether an individual security is other-than-temporarily impaired (see Note 4).

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

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

Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. For debt securities, inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics, broker quotes for similar securities and other factors. The fair value of investments in common stocks and exchange-traded funds is based on the last traded price. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Company’s investment custodians. The investment custodians consider observable data to be market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant markets. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument.

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts, and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At March 31, 2015, the DAC was considered fully recoverable and no premium deficiency loss was recorded.

Property and equipment: Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the three-month period ended March 31, 2015, there were no impairments in property and equipment.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

Allowance for uncollectible receivables: Management evaluates credit quality by evaluating the exposure to individual counterparties; where warranted management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized as income in the year in which they are determined. At March 31, 2015, no receivables were determined to be overdue or impaired and, accordingly, no allowance for uncollectible receivables has been established.

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

There were no losses or loss adjustment expenses incurred for the three-month periods ended March 31, 2015 and 2014.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at March 31, 2015.

Earnings per share: Basic earnings per share has been computed on the basis of the weighted-average number of shares of share capital outstanding during the periods presented. Diluted earnings per share is the same as basic earnings per share because the exercise price of the outstanding share capital warrants exceeded the fair value of the shares during the periods. As of March 31, 2015, 8,230,700 warrants to purchase 8,230,700 ordinary shares at $7.50 per share were not dilutive because the exercise price exceeded the average market price. Additionally, the impact of stock options issued during the three-month period ended March 31, 2015 had no material impact on the basic and diluted earnings per share. No warrants or stock options were exercised during the three-month periods ended March 31, 2015 and 2014.

GAAP requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted earnings per share during periods of net income.

Stock-Based Compensation: The Company accounts for stock-based compensation under the fair value recognition provisions of GAAP which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors, including stock options and restricted stock issuances based on estimated fair values. The Company measures compensation for restricted stock based on the price of the Company’s ordinary shares at the grant date. Determining the fair value of share purchase options at the grant date requires significant estimation and judgment. The Company uses an option-pricing model (Black-Scholes option pricing model) to assist in the calculation of fair value for share purchase options. The Company’s shares have not been publicly traded for a sufficient length of time to solely use the Company’s performance to reasonably estimate the expected volatility. Therefore, when estimating the expected volatility, the Company takes into consideration the historical volatility of similar entities. The Company considers factors such as an entity’s industry, stage of life cycle, size and financial leverage when selecting similar entities. The Company uses a sample peer group of companies in the reinsurance industry as well as the Company’s own historical volatility in determining the expected volatility. Additionally, the Company uses the full life of the options, ten years, as the estimated term of the options, and has assumed no forfeitures during the life of the options.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

The Company uses the straight-line attribution method for all grants that include only a service condition. Compensation expense related to all awards is included in general and administrative expenses.

Recent accounting pronouncements: There have been no recent accounting pronouncements during the three-month period ended March 31, 2015 that are of significance or potential significance to the Company.

Reclassifications: Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

3.	CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	March 31, 2015 (in thousands)	December 31, 2014 (in thousands)
Cash on deposit	$324	$1,451
Cash held with custodians	3,482	3,866
Restricted cash held in trust	30,002	28,178

Total	33,808	33,495

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

The Company holds investments in fixed-maturity securities and equity securities that are classified as available-for-sale. At March 31, 2015 and December 31, 2014, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	($ in thousands)
As of March 31, 2015
Fixed-maturity securities
U.S. Treasury and agency securities	$2,969	$25	$—	$2,994
Exchange-traded debt securities	313	13	—	326
Convertible debt securities	$401	$—	$(81)	$320

Total fixed-maturity securities	3,683	38	(81)	3,640

REITs	621	—	(62)	559
Preferred stocks	2,311	52	(26)	2,337
Common stocks	7,164	233	(496)	6,901

Total equity securities	10,096	285	(584)	9,797

Total available for sale securities	$13,779	$323	$(665)	$13,437

As of December 31, 2014
Fixed-maturity securities
U.S. Treasury and agency securities	$2,969	$2	$—	$2,971
Exchange-traded debt securities	513	18	—	531
Convertible debt securities	$199	$—	$(42)	$157

Total fixed-maturity securities	3,681	20	(42)	3,659

REITs	400	—	(20)	380
Preferred stocks	1,997	32	(5)	2,024
Common stocks	5,743	308	(276)	5,775

Total equity securities	8,140	340	(301)	8,179

Total available for sale securities	$11,821	$360	$(343)	$11,838

At March 31, 2015 and December 31, 2014, available-for-sale securities with fair value of $4,414,000 and $3,463,000, respectively, are held in trust accounts as collateral under reinsurance contacts with the Company’s ceding insurers.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities at March 31, 2015 and December 31, 2014 are as follows:

	Amortized	Estimated
	Cost	Fair Value
	($ in thousands)
As of March 31, 2015
Available for sale
Due in one year or less	$401	$320
Due after one year through five years	$2,969	$2,994
Due after ten years	313	326

	$3,683	$3,640

As of December 31, 2014
Available for sale
Due after one year through five years	$3,168	$3,128
Due after ten years	513	531

	$3,681	$3,659

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three months ended March 31, 2015 and 2014 were as follows:

	Gross proceeds from sales	Gross Realized Gains	Gross Realized Losses
	($ in thousands)
Three Months Ended March 31, 2015
Fixed-maturity securities	$775	$75	$—

Equity securities	$6,137	$573	$4

Three Months Ended March 31, 2014
Fixed-maturity securities	$—	$—	$—

Equity securities	$—	$—	$—

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

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

Securities with gross unrealized loss positions at March 31, 2015 and December 31, 2014, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
As of March 31, 2015	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
	($ in thousands)		($ in thousands)		($ in thousands)
Fixed-maturity securities
Convertible debt securities	$81	$320	$—	$—	$81	$320

Total fixed-maturity securities	81	320	—	—	81	320
REITs	62	560	—	—	62	560
Preferred stocks	26	792	—	—	26	792
All other common stocks	496	4,124	—	—	496	4,124

Total equity securities	584	5,476	—	—	584	5,476

Total available for sale securities	$665	$5,796	$—	$—	$665	$5,796

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

	Less Than Twelve Months		Twelve Months or Greater		Total
As of December 31, 2014	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
	($ in thousands)		($ in thousands)		($ in thousands)
Fixed-maturity securities
Convertible debt securities	$42	$157	$—	$—	$42	$157

Total fixed-maturity securities	42	157	—	—	42	157
REITs	20	380	—	—	20	380
Preferred stocks	5	598	—	—	5	598
All other common stocks	276	3,933	—	—	276	3,933

Total equity securities	301	4,911	—	—	301	4,911

Total available for sale securities	$343	$5,068	$—	$—	$343	$5,068

The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available-for-sale securities. It is expected that the securities would not be settled at a price less than the par value of the investments. In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost. Because the decline in fair value is attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available-for-sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at March 31, 2015 and December 31, 2014.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2015 and December 31, 2014:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2015	($ in thousands)
Financial Assets:
Cash and cash equivalents	$3,806	$—	$—	$3,806

Restricted cash and cash equivalents	$30,002	$—	$—	$30,002

Fixed-maturity securities:
U.S. Treasury and agency securities	2,994	—	—	2,994
Exchange-traded debt securities	326	—	—	326
Convertible debt securities	320	—	—	320

Total fixed-maturity securities	3,640	—	—	3,640

REITs	559	—	—	559
Preferred stocks	2,337	—	—	2,337
All other common stocks	6,901	—	—	6,901

Total equity securities	9,797	—	—	9,797

Total available for sale securities	13,437	—	—	13,437

Total	$47,245	$—	$—	$47,245

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2014	($ in thousands)
Financial Assets:
Cash and cash equivalents	$5,317	$—	$—	$5,317

Restricted cash and cash equivalents	$28,178	$—	$—	$28,178

Fixed-maturity securities:
U.S. Treasury and agency securities	2,971	—	—	2,971
Exchange-traded debt securities	531	—	—	531
Convertible debt securities	157	—	—	157

Total fixed-maturity securities	3,659	—	—	3,659

REITs	380	—	—	380
Preferred stocks	2,024	—	—	2,024
All other common stocks	5,775	—	—	5,775

Total equity securities	8,179	—	—	8,179

Total available for sale securities	11,838	—	—	11,838

Total	$45,333	$—	$—	$45,333

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

5.	TAXATION

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

The fair value of the warrants issued in the initial public offering and initial private placement offering of $1.04 per warrant was determined by the Black-Scholes pricing model using the following assumptions: volatility of 48%, an expected life of 5 years, expected dividend yield of 8% and a risk-free interest rate of 1.69%. There were 8,230,700 warrants outstanding at March 31, 2015. No warrants were exercised during the three-month periods ended March 31, 2015 and 2014.

On January 23, 2015, our Board of Directors declared a quarterly cash dividend of $0.12 per share payable on March 27, 2015 to shareholders of record on February 27, 2015.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

As of March 31, 2015, none of the Company’s retained earnings were restricted from payment of dividends to the Company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in the Subsidiary, a dividend from the Subsidiary would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement. See also Note 8.

7.	SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. At March 31, 2015, there were 760,000 shares available for grant under the Plan.

Stock options

Stock options granted and outstanding under the Plan vests quarterly over four years, and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three-month period ended March 31, 2015 is as follows (option amounts not in thousands):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	—
Granted	180,000	$6
Exercised	—
Forfeited	—

Outstanding at March 31, 2015	180,000	$6	9.7 years	$—

Exercisable at March 31, 2015	11,250	$6	9.7 years	$—

Compensation expense recognized for the three-month period ended March 31, 2015 totaled $7,000 and is included in general and administrative expenses. At March 31, 2015, there was approximately $109,000 unrecognized compensation expense related to non-vested stock options granted under the Plan, which the Company expects to recognize over a weighted-average period of forty five (45) months.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

During the three-month period ended March 31, 2015, 180,000 options were granted with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

Dividend yield	8%
Expected volatility	35%
Risk-free interest rate	1.81%
Expected life (in years)	10
Per share grant date fair value of options issued	$0.64

Restricted Stock Awards

The Company has granted and may grant restricted stock awards to eligible individuals in connection with their service to the Company. The terms of the Company’s outstanding restricted stock grants may include service, performance and market-based conditions. The fair value of the awards with market-based conditions is determined using a Monte Carlo simulation method, which calculates many potential outcomes for an award and then establishes fair value based on the most likely outcome. The determination of fair value with respect to the awards with only performance or service-based conditions is based on the value of the Company’s stock on the grant date.

Information with respect to the activity of unvested restricted stock awards during the three-month period ended March 31, 2015 is as follows (share amounts not in thousands):

	Weighted- Number of Restricted Stock Awards	Fair Value
Nonvested at January 1, 2015	—
Granted	60,000	$5.86
Vested	(3,750)
Forfeited	—

Nonvested at March 31, 2015	56,250	$5.86

Compensation expense recognized for the three-month period ended March 31, 2015 totaled $22,000 and is included in general and administrative expenses. At March 31, 2015, there was approximately $330,000 unrecognized compensation expense related to non-vested restricted stock granted under the Plan, which the Company expects to recognize over a weighted-average period of twenty five (45) months.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

8.	NET WORTH FOR REGULATORY PURPOSES

The Subsidiary is subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of its license, the Subsidiary is required to maintain a minimum and prescribed capital requirement of $500 in accordance with the Subsidiary’s approved business plan filed with CIMA. At March 31, 2015, the Subsidiary’s net worth of $23.4 million exceeded the minimum and prescribed capital requirement. For the three-month periods ended March 31, 2015 and 2014, the Subsidiary’s net income was approximately $1.1 million and $347 thousand, respectively.

The Subsidiary is not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiary’s GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of March 31, 2015 or for the periods then ended.

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

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

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

The Company has an operating lease for office space located at Strathvale House, 90 North Church Street, Grand Cayman, Cayman Islands. The term of the lease is thirty-eight months and commenced April 17, 2015 As such, the Company had no lease commitments at March 31, 2015.

The Company also has an operating lease for residential space at Britannia Villas #616, Grand Cayman, Cayman Islands. The original term of the lease, which commenced on October 1, 2013, was 13 months. The lease was extended for another 12 months under substantially the same terms and conditions. Rent expense under this lease for the three-month periods ended March 31, 2015 and 2014 were $12,600 each, and lease commitments at March 31, 2015 were $29,400.

11.	RELATED PARTY TRANSACTIONS

The Company has entered into reinsurance agreements with Claddaugh and HCPCI, both of which are related entities through common directorships. At March 31, 2015 and December 31, 2014, included within premiums receivable, loss experience refund payable and unearned premiums reserve on the consolidated balance sheets are the following related-party amounts:

	At March 31, 2015	At December 31, 2014
	(in thousands)
Premiums receivable	$—	$501
Loss experience refund payable	$4,591	$3,917
Unearned premiums reserve	$845	$2,113

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

March 31, 2015

During the three-month periods ended March 31, 2015 and 2014, included within assumed premiums, change in loss experience refund payable and change in unearned premiums reserve on the consolidated statements of income are the following related-party amounts:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenue
Assumed premiums	$—	$—
Change in loss experience refund payable	$(674)	$(586)
Change in unearned premiums reserve	$1,268	$1,222

Expenses
Policy acquisition costs & underwriting expenses	$—	$29

12.	SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements. Except as disclosed in Note 10 of these consolidated financial statements and notes thereto, there were no subsequent events and transactions that require disclosure in our financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including in this Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result, ” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” contained in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 18, 2015. We undertake no obligation to publicly update or revise any forward -looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward -looking statements which speak only to the dates on which they were made.

GENERAL

The following is a discussion and analysis of our results of operations for the three-month periods ended March 31, 2015 and 2014 and our financial condition as of March 31, 2015 and December 31, 2014. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 18, 2015. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiary, Oxbridge Reinsurance Limited, unless the context dictates otherwise.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three-month periods ended March 31, 2015 and 2014 (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Revenue
Assumed premiums	$600	58
Change in loss experience refund payable	(2,052)	(586)
Change in unearned premiums reserve	2,999	1,176

Net premiums earned	1,547	648
Net realised investment gains	644	—
Net investment income	76	—

Total revenue	2,267	648

Expenses
Policy acquisition costs and underwriting expenses	87	43
General and administrative expenses	350	212

Total expenses	437	255

Net income	$1,830	393

Earnings per share
Basic and Diluted	$0.30	0.28

Weighted average shares outstanding
Basic and Diluted	6,044,667	1,386,719

Dividends paid per share	$0.12	0.24

Performance ratios to net premiums earned:
Loss ratio	0%	0%
Acquisition cost ratio	5.6%	6.6%
Expense ratio	28.2%	39.4%
Combined ratio	28.2%	39.4%

General. Net income for the quarter ended March 31, 2015 was $1.8 million, or $0.30 per basic and diluted share, compared to a net income of $393 thousand, or $0.28 per basic and diluted share, for the quarter ended March 31, 2014. The increase in net income from $393 thousand to $1.8 million was primarily due to an increase in net premiums earned. Additionally, we only began investing in fixed-maturity and equity securities during August 2014 and earned $720 thousand of investment income during the quarter ended March 31, 2015, compared with $0 in the comparable period.

Premium Income. Premiums earned reflects the pro rata inclusion into income of premiums assumed (net of loss experience refund) over the life of the reinsurance contracts.

Net premiums earned for the quarter ended March 31, 2015 increased $899 thousand, or 139%, to $1.5 million, from $648 thousand for the quarter ended March 31, 2014. The growth of net premiums earned was driven by continued growth in the number and size of reinsurance contracts placed, including a new reinsurance contract placed during the quarter ended March 31, 2015.

Losses Incurred. There were no losses incurred for the three months ended March 31, 2015 and 2014.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs and underwriting expenses for the quarter ended March 31, 2015 increased $44 thousand, or 102%, to $87 thousand from $43 thousand for the quarter ended March 31, 2014. The increase is primarily due to the increase in net premiums earned from the growth in the number and size of reinsurance contracts placed, which also resulted in increased brokerage fees and federal excise taxes (which are paid with respect to new reinsurance contracts).

General and Administrative Expenses. General and administrative expenses for the quarter ended March 31, 2015 increased $138 thousand, or 65%, to $350 thousand, from $212 thousand for the quarter ended March 31, 2014. The increase is due primarily to the fact that, following our initial public offering in late March 2014, we saw a significant and continual increase in our general and administrative expenses, because of an increase in business activities and operations associated with being a public entity.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. There were no losses incurred during the three-month periods ended March 31, 2015 and 2014.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio decreased from 6.6% for the quarter ended March 31, 2014 to 5.6% for the quarter ended March 31, 2015. The decrease is due to the overall lower weighted-average acquisition costs on reinsurance contracts in force during the three-month period ended March 31, 2015, compared with three-month period ended March 31, 2014.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and other administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio decreased from 39.4% for the three-month period ended March 31, 2014 to 28.2% for the three-month period ended March 31, 2015. The decrease is due to a less than commensurate increase in general and administrative expenses when compared with increase in net premiums earned, as the correlation between these financial statements items are relatively low.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, we are not underwriting profitably and may not be profitable. The combined ratio of 28.2% and 39.4%for the three-month periods ended March 31, 2015 and 2014 is the same as the expense ratio above, given that we have not experienced losses.

FINANCIAL CONDITION – MARCH 31, 2015 COMPARED TO DECEMBER 31, 2014

Restricted Cash and Cash Equivalents. As of March 31, 2015, our restricted cash and cash equivalents increased by $1.8 million, or 6%, to $30 million, from $28.1 million as of December 31, 2014. The increase is the net result of premium installments received during the three-month period ended March 31, 2015 and placed as collateral under our in-force reinsurance contracts, offset by collateral returned on the expiration of one of our reinsurance contracts.

Investments. As of March 31, 2015, our available-for-sale securities increased by $1.6 million, or 14%, to $13.4 million, from $11.8 million as of December 31, 2014. The increase is primarily a result of net purchases of fixed-maturity and equity securities during the three-month period ended March 31, 2015.

Premiums Receivable. As of March 31, 2015, our premiums receivable decreased by approximately $2 million, or 51%, to $2 million, from $4 million as of December 31, 2014. The decrease is due to the receipt of premium installments during the three-month period ended March 31, 2015.

Loss Experience Refund Payable. As of March 31, 2015, our loss experience refund payable increased by $2 million, or 29%, to $9.1 million, from $7.1 million at December 31, 2014. The increase is due primarily to the recognition of a pro-rated liability over the three-month period ended March 31, 2015, because the absence of loss experience under two of our reinsurance contracts obligates us to refund premium to two of our ceding reinsurers.

Unearned Premiums Reserve. As of March 31, 2015, our unearned premiums reserve decreased by $3 million, or 52%, to $2.7 million, from $5.7 million at December 31, 2014. The decrease is due wholly to the recognition of premium income on in-force reinsurance contracts during the three-month period ended March 31, 2015.

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

As of March 31, 2015, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no plans to issue debt and expect to fund our operations for the foreseeable future from operating cash flows and the net proceeds of our initial public offering, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited is subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for Oxbridge Reinsurance Limited is $500. As of March 31, 2015, Oxbridge Reinsurance Limited exceeded the minimum required. By law, Oxbridge Reinsurance Limited is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing and financing activities for the three-month periods ended March 31, 2015 and 2014 are summarized below.

Cash Flows for the Three months ended March 31, 2015

Net cash provided by operating activities for the three months ended March 31, 2015 totaled $2,359, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses. Net cash used in investing activities of $3,143 was primarily due to the purchases of available-for-sale securities of $8,226 and increased collateral funding of $1,824, offset by proceeds from sales of available-for-sale securities of $6,912. Net cash used in financing activities totaled $727 representing cash dividend payments.

Cash Flows for the Three months ended March 31, 2014

Net cash used in operating activities for the three months ended March 31, 2014 totaled $48, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses. Net cash used in investing activities of $1,203 was primarily due to released collateral funding of $1,253, offset by purchase of property and equipment of $50. Net cash used in financing activities totaled $26,633, which consisted primarily of net proceeds from the initial public offering of $26,901 offset by cash dividend payments of $268.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2015:

	Payment Due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease (1)	$29	29	—	—	—
(1)	On October 1, 2013, we entered into an operating lease agreement for residential space at Britannia Villas #616, Grand Cayman, Cayman Islands. The original term of the lease, which commenced on October 1, 2013, was 13 months. The lease was extended for another 12 months under substantially the same terms and conditions. Rent expense under this lease for the three-month periods ended March 31, 2015 and 2014 were $12,600 each, and lease commitments at March 31, 2015 were $29,400.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

EXPOSURE TO CATASTROPHES

As with other reinsurers, our operating results and financial condition could be adversely affected by volatile and unpredictable natural and man-made disasters, such as hurricanes, windstorms, earthquakes, floods, fires, riots and explosions. Although we attempt to limit our exposure to levels we believe are acceptable, it is possible that an actual catastrophic event or multiple catastrophic events could have a material adverse effect on our financial condition, results of operations and cash flows. As described under “CRITICAL ACCOUNTING POLICIES—Reserves for Losses and Loss Adjustment Expenses” below, under GAAP, we are not permitted to establish loss reserves with respect to losses that may be incurred under reinsurance contracts until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date may be established, with no provision for a contingency reserve to account for expected future losses.

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

Under GAAP, we are not permitted to establish loss reserves until the occurrence of an actual loss event. As a result, only loss reserves applicable to losses incurred up to the reporting date may be recorded, with no allowance for the provision of a contingency reserve to account for expected future losses. Losses arising from future events, which could be substantial, are estimated and recognized at the time the loss is incurred.

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

Stock-Based Compensation: The Company accounts for stock-based compensation under the fair value recognition provisions of GAAP which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors, including stock options and restricted stock issuances based on estimated fair values. The Company measures compensation for restricted stock based on the price of the Company’s ordinary shares at the grant date. Determining the fair value of share purchase options at the grant date requires significant estimation and judgment. The Company uses an option-pricing model (Black-Scholes option pricing model) to assist in the calculation of fair value for share purchase options. The Company’s shares have not been publicly traded for a sufficient length of time to solely use the Company’s performance to reasonably estimate the expected volatility. Therefore, when estimating the expected volatility, the Company takes into consideration the historical volatility of similar entities. The Company considers factors such as an entity’s industry, stage of life cycle, size and financial leverage when selecting similar entities. The Company uses a sample peer group of companies in the reinsurance industry as well as the Company’s own historical volatility in determining the expected volatility. Additionally, the Company uses the full life of the options, ten years, as the estimated term of the options, and has assumed no forfeitures during the life of the options.

The Company uses the straight-line attribution method for all grants that include only a service condition. Compensation expense related to all awards is included in general and administrative expenses.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently involved in any litigation or arbitration. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the section entitled “Risk Factors” in our Form 10-K, which was filed with the Securities and Exchange Commission on March 18, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

(b) Repurchases of Equity Securities

None.

(c) Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Effective April 17, 2015, the Company entered into a thirty-eight month lease for new office space at Strathvale House, 2nd Floor, 90 North Church Street, Georgetown, Cayman Islands. We believe that the Strathvale House office is suitable and sufficient for us to conduct our operations for the foreseeable future.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit No.	Document

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Financial Controller pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and Financial Controller pursuant to 18 U.S.C. §1350.

101	The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: May 14, 2015	By:	/s/ SANJAY MADHU
Sanjay Madhu Chief Executive Officer and President (Principal Executive Officer)

Date: May 14, 2015	By:	/s/ WRENDON TIMOTHY
Wrendon Timothy Financial Controller and Secretary (Principal Financial Officer and Principal Accounting Officer)