Form 10-Q
period 2015-06-30
OXBRIDGE RE HOLDINGS Ltd
filed 2015-08-12
CIK 1584831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 1-36346

OXBRIDGE RE HOLDINGS LIMITED

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1150254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Strathvale House, 2nd Floor 90 North Church Street, Georgetown P.O. Box 469 Grand Cayman, Cayman Islands	KY1-9006
(Address of principal executive offices)	(Zip Code)

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

As of July 27, 2015; 6,060,000 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Consolidated Balance Sheets

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At June 30, 2015	At December 31, 2014
	(Unaudited)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $3,683 and $3,681, respectively)	$3,646	3,659
Equity securities, available for sale, at fair value (cost: $9,302 and $8,140, respectively)	7,622	8,179

Total investments	11,268	11,838
Cash and cash equivalents	20,176	5,317
Restricted cash and cash equivalents	13,386	28,178
Accrued interest and dividend receivable	31	22
Premiums receivable	10,998	4,081
Deferred policy acquisition costs	260	132
Prepayment and other receivables	99	80
Property and equipment, net	64	46

Total assets	$56,282	49,694

Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$—	—
Loss experience refund payable	5,736	7,133
Unearned premiums reserve	13,332	5,744
Accounts payable and other liabilities	150	109

Total liabilities	19,218	12,986

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 6,060,000 and 6,000,000 shares issued and outstanding)	6	6
Additional paid-in capital	33,598	33,540
Retained earnings	5,177	3,145
Accumulated other comprehensive (loss) income	(1,717)	17

Total shareholders’ equity	37,064	36,708

Total liabilities and shareholders’ equity	$56,282	49,694

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Revenue
Assumed premiums	$14,288	13,767	$14,888	13,825
Change in loss experience refund payable	(2,065)	(1,075)	(4,116)	(1,660)
Change in unearned premiums reserve	(10,587)	(11,793)	(7,588)	(10,617)

Net premiums earned	1,636	899	3,184	1,548
Net realized investment gains	333	—	976	—
Net investment income	96	—	172	—

Total revenue	2,065	899	4,332	1,548

Expenses
Policy acquisition costs and underwriting expenses	87	130	174	173
General and administrative expenses	321	228	671	440

Total expenses	408	358	845	613

Net income	1,657	541	$3,487	935

Earnings per share
Basic and Diluted	$0.27	0.09	$0.58	0.25

Dividends paid per share	$0.12	—	$0.24	0.24

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net income	$1,657	541	$3,487	935

Other comprehensive loss:
Change in unrealized gain on investments:
Unrealized loss arising during the period	(1,042)	—	(758)	—
Reclassification adjustment for net realized gains included in net income	(333)	—	(976)	—

Net change in unrealized gain	(1,375)	—	(1,734)	—

Total other comprehensive loss	(1,375)	—	(1,734)	—

Comprehensive income	282	541	1,753	935

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income	$3,487	935
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	58	—
Depreciation	7	5
Net realized investment gains	(976)	—
Change in operating assets and liabilities:
Accrued interest and dividend receivable	(9)	—
Premiums receivable	(6,917)	(13,483)
Deferred policy acquisition costs	(128)	(222)
Prepayment and other receivables	(19)	(96)
Prepaid offering costs	—	417
Loss experience refund payable	(1,397)	1,660
Unearned premiums reserve	7,588	10,617
Accounts payable and other liabilities	41	(442)

Net cash provided by / (used in) operating activities	$1,735	(609)

Investing activities
Change in restricted cash and cash equivalents	14,792	1,242
Purchase of fixed-maturity securities	(1,101)	—
Purchase of equity securities	(9,791)	—
Proceeds from sale of fixed-maturity and equity securities	10,704	—
Purchase of property and equipment	(25)	(54)

Net cash provided by investing activities	$14,579	1,188

Financing activities
Proceeds on issuance of share capital	—	5
Additional paid-in capital proceeds, net of offering costs, resulting from;
Share capital	—	21,865
Share warrants	—	5,080
Dividends paid	(1,455)	(268)

Net cash (used in) / provided by financing activities	$(1,455)	26,682

(continued)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Six Months Ended June 30,
	2015	2014
Net change in cash and cash equivalents	14,859	27,261
Cash and cash equivalents at beginning of period	5,317	695

Cash and cash equivalents at end of period	$20,176	27,956

Supplemental disclosure of cash flow information
Interest paid	—	—

Income taxes paid	—	—

Non-cash investing activities
Net change in unrealized gain on securities available for sale	(1,734)	—

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Six Months Ended June 30, 2015 and 2014

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	Ordinary Share Capital		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2013	1,115,350	1	6,595	853	—	7,449
Net proceeds from the sale of ordinary shares	4,884,650	5	21,865	—	—	21,870
Ordinary share warrants	—	—	5,080	—	—	5,080
Cash dividends paid	—	—	—	(268)	—	(268)
Net income for the period	—	—	—	935	—	935

Balance at June 30, 2014	6,000,000	$6	33,540	1,520	—	35,066

Balance at December 31, 2014	6,000,000	6	33,540	3,145	17	36,708
Cash dividends paid	—	—	—	(1,455)	—	(1,455)
Net income for the period	—	—	—	3,487	—	3,487
Issuance of restricted stock	60,000	—	—	—	—	—
Stock-based compensation		—	58	—	—	58
Total other comprehensive loss	—	—	—	—	(1,734)	(1,734)

Balance at June 30, 2015	6,060,000	$6	33,598	5,177	(1,717)	37,064

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

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

(b) Basis of Presentation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of June 30, 2015 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2015. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s Form 10-K, which was filed with the SEC on March 18, 2015.

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

June 30, 2015

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

June 30, 2015

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

Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. For debt securities, inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics, broker quotes for similar securities and other factors. The fair value of investments in common stocks and exchange-traded funds is based on the last traded price. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by management and the Company’s investment custodians.

Management and the investment custodians consider observable data to be market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant markets. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument and does not necessarily correspond to management and the investment custodians’ perceived risk of that instrument.

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts, and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At June 30, 2015, the DAC was considered fully recoverable and no premium deficiency loss was recorded.

Property and equipment: Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the three-month and six-month period ended June 30, 2015, there were no impairments in property and equipment.

Allowance for uncollectible receivables: Management evaluates credit quality by evaluating the exposure to individual counterparties; where warranted management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized as income in the year in which they are determined. At June 30, 2015, no receivables were determined to be overdue or impaired and, accordingly, no allowance for uncollectible receivables has been established.

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

There were no losses or loss adjustment expenses incurred for the three-month and six-month periods ended June 30, 2015 and 2014.

Loss experience refund payable: Certain contracts include retrospective provisions that adjust premiums or result in profit commissions in the event losses are minimal or zero. In accordance with GAAP, the Company will recognize a liability in the period in which the absence of loss experience obligates the Company to pay cash or other consideration under the contracts. On the contrary, the Company will derecognize such liability in the period in which a loss experience arises. Such adjustments to the liability, which accrue throughout the contract terms, will reduce the liability should a catastrophic loss event occur which is covered by the Company.

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

Subsequent adjustments of premiums assumed, based on reports of actual premium by the ceding companies, or revisions in estimates of ultimate premium, are recorded in the period in which they are determined. Such adjustments are generally determined after the associated risk periods have expired, in which case the premium adjustments are fully earned when assumed.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

Certain contracts may allow for reinstatement premiums in the event of a full limit loss prior to the expiration of the contract. A reinstatement premium is not due until there is a full limit loss event and therefore, in accordance with GAAP, the Company records a reinstatement premium as written only in the event that the reinsured incurs a full limit loss on the contract and the contract allows for a reinstatement of coverage upon payment of an additional premium. For catastrophe contracts which contractually require the payment of a reinstatement premium equal to or greater than the original premium upon the occurrence of a full limit loss, the reinstatement premiums are earned over the original contract period. Reinstatement premiums that are contractually calculated on a pro-rata basis of the original premiums are earned over the remaining coverage period.

Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at June 30, 2015.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

Recent accounting pronouncements: There have been no recent accounting pronouncements during the six-month period ended June 30, 2015 that are of significance or potential significance to the Company.

Reclassifications: Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

3.	CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	June 30, 2015 (in thousands)	December 31, 2014 (in thousands)
Cash on deposit	$15,675	$1,451
Cash held with custodians	4,501	3,866
Restricted cash held in trust	13,386	28,178

Total	33,562	33,495

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

The Company holds investments in fixed-maturity securities and equity securities that are classified as available for sale. At June 30, 2015 and December 31, 2014, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available for sale securities by security type were as follows:

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value ($000)
	($ in thousands)
As of June, 2015
Fixed-maturity securities
U.S. Treasury and agency securities	$2,969	$26	$—	$2,995
Exchange-traded debt securities	313	3	—	316
Convertible debt securities	$401	$—	$(66)	$335

Total fixed-maturity securities	3,683	29	(66)	3,646

Exchange traded funds	200	—	(53)	147
Preferred stocks	1,693	28	(66)	1,655
Common stocks	7,409	53	(1,642)	5,820

Total equity securities	9,302	81	(1,761)	7,622

Total available for sale securities	$12,985	$110	$(1,827)	$11,268

As of December 31, 2014
Fixed-maturity securities
U.S. Treasury and agency securities	$2,969	$2	$—	$2,971
Exchange-traded debt securities	513	18	—	531
Convertible debt securities	$199	$—	$(42)	$157

Total fixed-maturity securities	3,681	20	(42)	3,659

REITs	400	—	(20)	380
Preferred stocks	1,997	32	(5)	2,024
Common stocks	5,743	308	(276)	5,775

Total equity securities	8,140	340	(301)	8,179

Total available for sale securities	$11,821	$360	$(343)	$11,838

At June 30, 2015 and December 31, 2014, available for sale securities with fair value of $10,685,436 and $3,463,000, respectively, are held in trust accounts as collateral under reinsurance contacts with the Company’s ceding insurers.

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities at June 30, 2015 and December 31, 2014 are as follows:

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

	Amortized Cost	Estimated Fair Value
	($ in thousands)
As of June, 2015
Available for sale
Due in one year or less	$401	$335
Due after one year through five years	$2,969	$2,995
Due after ten years	313	316

	$3,683	$3,646

As of December 31, 2014
Available for sale
Due after one year through five years	$3,168	$3,128
Due after ten years	513	531

	$3,681	$3,659

Proceeds received, and the gross realized gains and losses from sales of available for sale securities, for the three months ended June 30, 2015 and 2014 were as follows:

	Gross proceeds from sales	Gross Realized Gains	Gross Realized Losses
	($ in thousands)
Three Months Ended June 30, 2015
Fixed-maturity securities	$—	$—	$—

Equity securities	$3,793	$336	$3

Six Months Ended June 30, 2015
Fixed-maturity securities	$775	$75	$—

Equity securities	$9,929	$909	$8

Three Months Ended June 30, 2014
Fixed-maturity securities	$—	$—	$—

Equity securities	$—	$—	$—

Six Months Ended June 30, 2014
Fixed-maturity securities	$—	$—	$—

Equity securities	$—	$—	$—

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

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

Securities with gross unrealized loss positions at June 30, 2015 and December 31, 2014, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
As of June 30, 2015	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
	($ in thousands)		($ in thousands)		($ in thousands)
Fixed-maturity securities
Convertible debt securities	$66	$335	$—	$—	$66	$335

Total fixed-maturity securities	66	335	—	—	66	335
Exchange traded funds	53	147	—	—	53	147
Preferred stocks	66	335	—	—	66	335
All other common stocks	1,642	5,353	—	—	1,642	5,353

Total equity securities	1,761	5,835	—	—	1,761	5,835

Total available for sale securities	$1,827	$6,170	$—	$—	$1,827	$6,170

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

	Less Than Twelve Months		Twelve Months or Greater		Total
As of December 31, 2014	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
	($ in thousands)		($ in thousands)		($ in thousands)
Fixed-maturity securities
Convertible debt securities	$42	$157	$—	$—	$42	$157

Total fixed-maturity securities	42	157	—	—	42	157
REITs	20	380	—	—	20	380
Preferred stocks	5	598	—	—	5	598
All other common stocks	276	3,933	—	—	276	3,933

Total equity securities	301	4,911	—	—	301	4,911

Total available for sale securities	$343	$5,068	$—	$—	$343	$5,068

The Company believes there were no fundamental issues such as credit losses or other factors with respect to any of its available for sale securities. It is expected that the securities would not be settled at a price less than the par value of the investments. In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost. Because the decline in fair value is attributable to changes in interest rates or market conditions and not credit quality, and because the Company has the ability and intent to hold its available for sale investments until a market price recovery or maturity, the Company does not consider any of its investments to be other-than-temporarily impaired at June 30, 2015 and December 31, 2014.

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2015 and December 31, 2014:

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

	Fair Value Measurements Using			Total
	(Level 1)	(Level 2)	(Level 3)
		($ in thousands)
As of June 30, 2015
Financial Assets:
Cash and cash equivalents	$20,176	$—	$—	$20,176

Restricted cash and cash equivalents	$13,386	$—	$—	$13,386

Fixed-maturity securities:
U.S. Treasury and agency securities	2,995	—	—	2,995
Exchange-traded debt securities	316	—	—	316
Convertible debt securities	335	—	—	335

Total fixed-maturity securities	3,646	—	—	3,646

Exchange traded funds	147	—	—	147
Preferred stocks	1,655	—	—	1,655
All other common stocks	5,820	—	—	5,820

Total equity securities	7,622	—	—	7,622

Total available for sale securities	11,268	—	—	11,268

Total	$44,830	$—	$—	$44,830

	Fair Value Measurements Using			Total
	(Level 1)	(Level 2)	(Level 3)
		($ in thousands)
As of December 31, 2014
Financial Assets:
Cash and cash equivalents	$5,317	$—	$—	$5,317

Restricted cash and cash equivalents	$28,178	$—	$—	$28,178

Fixed-maturity securities:
U.S. Treasury and agency securities	2,971	—	—	2,971
Exchange-traded debt securities	531	—	—	531
Convertible debt securities	157	—	—	157

Total fixed-maturity securities	3,659	—	—	3,659

REITs	380	—	—	380
Preferred stocks	2,024	—	—	2,024
All other common stocks	5,775	—	—	5,775

Total equity securities	8,179	—	—	8,179

Total available for sale securities	11,838	—	—	11,838

Total	$45,333	$—	$—	$45,333

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

5.	TAXATION

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

6.	EARNINGS PER SHARE

Basic earnings per share has been computed on the basis of the weighted-average number of ordinary shares outstanding during the periods presented. Diluted earnings per share is computed based on the weighted-average number of ordinary shares outstanding and reflects the assumed exercise or conversion of diluted securities, such as stock options and warrants, computed using the treasury stock method. A summary of the numerator and denominator of the basic and diluted earnings per share is presented below (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Numerator:
Net earnings	$1,657	541	$3,487	935

Denominator:
Weighted average shares—basic	6,060,000	6,000,000	6,052,376	3,706,104
Effect of dilutive securities—Stock options	—	—	—	—
Shares issuable upon conversion of warrants	—	—	—	—

Weighted average shares—diluted	6,060,000	6,000,000	6,052,376	3,706,104

Earnings per shares—basic	$0.27	0.09	$0.58	0.25

Earnings per shares—diluted	$0.27	0.09	$0.58	0.25

For the three and six-month period ended June 30, 2015, 22,500 vested options and 8,230,700 warrants to purchase an aggregate of 8,253,200 ordinary shares were not dilutive because the exercise price of $6.00 specific to the options and $7.50 specific to the warrants exceeded the average market price of the Company’s ordinary share during the periods presented.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

GAAP requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted earnings per share during periods of net income.

7.	SHAREHOLDERS’ EQUITY

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

The fair value of the warrants issued in the initial public offering and initial private placement offering of $1.04 per warrant was determined by the Black-Scholes pricing model using the following assumptions: volatility of 48%, an expected life of 5 years, expected dividend yield of 8% and a risk-free interest rate of 1.69%. There were 8,230,700 warrants outstanding at June 30, 2015. No warrants were exercised during the three-month periods ended June 30, 2015 and 2014.

On January 23, 2015, our Board of Directors declared a quarterly cash dividend of $0.12 per share payable on March 27, 2015 to shareholders of record on February 27, 2015.

On May 9, 2015, our Board of Directors declared a quarterly cash dividend of $0.12 per share payable on June 29, 2015 to shareholders of record on June 8, 2015.

On August 7, 2015, our Board of Directors declared a quarterly cash dividend of $0.12 per share payable on September 29, 2015 to shareholders of record on September 11, 2015.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

As of June 30, 2015, none of the Company’s retained earnings were restricted from payment of dividends to the Company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in the Subsidiary, a dividend from the Subsidiary would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement. See also Note 9.

8.	SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. At June 30, 2015, there were 760,000 shares available for grant under the Plan.

Stock options

Stock options granted and outstanding under the Plan vests quarterly over four years, and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the six-month period ended June 30, 2015 is as follows (option amounts not in thousands):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2015	—
Granted	180,000	$6
Exercised	—
Forfeited	—

Outstanding at June 30, 2015	180,000	$6	9.5 years	$9,000

Exercisable at June 30, 2015	22,500	$6	9.5 years	$1,125

Compensation expense recognized for the three and six-month period ended June 30, 2015 totaled $7,000 and $14,000 respectively, and is included in general and administrative expenses. At June 30, 2015, there was approximately $102,000 unrecognized compensation expense related to non-vested stock options granted under the Plan, which the Company expects to recognize over a weighted-average period of forty two (42) months.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

During the six-month period ended June 30, 2015, 180,000 options were granted with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

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

Information with respect to the activity of unvested restricted stock awards during the six-month period ended June 30, 2015 is as follows (share amounts not in thousands):

	Weighted- Number of Restricted Stock Awards	Weighted- Average Grant Date Fair Value
Nonvested at January 1, 2015	—
Granted	60,000	$5.86
Vested	(7,500)
Forfeited	—

Nonvested at June 30, 2015	52,500	$5.86

Compensation expense recognized for the three and six-month period ended June 30, 2015 totaled $22,000 and $44,000 respectively, and is included in general and administrative expenses. At June 30, 2015, there was approximately $308,000 unrecognized compensation expense related to non-vested restricted stock granted under the Plan, which the Company expects to recognize over a weighted-average period of forty two (42) months.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

9.	NET WORTH FOR REGULATORY PURPOSES

The Subsidiary is subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of its license, the Subsidiary is required to maintain a minimum and prescribed capital requirement of $500 in accordance with the Subsidiary’s approved business plan filed with CIMA. At June 30, 2015, the Subsidiary’s net worth of $23.5 million exceeded the minimum and prescribed capital requirement. For the three and six-month period ended June 30, 2015, the Subsidiary’s net income was approximately $1.2 million and $2.3 million, respectively.

The Subsidiary is not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiary’s GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of June 30, 2015 or for the periods then ended.

10.	FAIR VALUE AND CERTAIN RISKS AND UNCERTAINTIES

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

Concentration of underwriting risk

A substantial portion of the Company’s current reinsurance business ultimately relates to the risks of two entities domiciled in Florida in the United States, one of which is under common directorship; accordingly the Company’s underwriting risks are not significantly diversified.

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

June 30, 2015

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

11.	COMMITMENTS AND CONTINGENCIES

The Company has an operating lease for office space located at Strathvale House, 2nd Floor, 90 North Church Street, Grand Cayman, Cayman Islands. The term of the lease is thirty-eight months and commenced April 17, 2015. Rent expense under this lease for the three and six-month period ended June 30, 2015 was $4,453 and lease commitments at June 30, 2015 were $171,901.

The Company also has an operating lease for residential space at Britannia Villas #616, Grand Cayman, Cayman Islands. The original term of the lease, which commenced on October 1, 2013, was 13 months. The lease was extended for another 12 months under substantially the same terms and conditions. Rent expense under this lease for the three and six-month period ended June 30, 2015 was $12,600 and $25,200 respectively, and lease commitments at June 30, 2015 were $16,800.

12.	RELATED PARTY TRANSACTIONS

The Company has entered into reinsurance agreements with Claddaugh and HCPCI, both of which are related entities through common directorships. At June 30, 2015 and December 31, 2014, included within premiums receivable, loss experience refund payable and unearned premiums reserve on the consolidated balance sheets are the following related-party amounts:

	At June 30, 2015	At December 31, 2014
	(in thousands)
Premiums receivable	$—	$501
Loss experience refund payable	$5,250	$3,917
Unearned premiums reserve	$3,062	$2,113

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

June 30, 2015

During the three and six-month periods ended June 30, 2015 and 2014, included within assumed premiums, change in loss experience refund payable and change in unearned premiums reserve on the consolidated statements of income are the following related-party amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Revenue
Assumed premiums	3,340	5,070	3,340	5,070
Change in loss experience refund payable	(659)	(615)	(1,334)	(1,201)
Change in unearned premiums reserve	(2,217)	(3,833)	(949)	(2,611)
Expenses
Policy acquisition costs & underwriting expenses	—	19	—	48

13.	SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements. Except as disclosed in Note 7 of these consolidated financial statements and notes thereto, there were no subsequent events and transactions that require disclosure in our financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including in this Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” contained in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 18, 2015. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward-looking statements which speak only to the dates on which they were made.

GENERAL

The following is a discussion and analysis of our results of operations for the three and six-month periods ended June 30, 2015 and 2014 and our financial condition as of June 30, 2015 and December 31, 2014. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the SEC on March 18, 2015. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiary, Oxbridge Reinsurance Limited, unless the context dictates otherwise.

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

We underwrite reinsurance contracts on a selective and opportunistic basis as opportunities arise based on our goal of achieving favorable long-term returns on equity for our shareholders. Our goal is to achieve long-term growth in book value per share by writing business that generates attractive underwriting profits relative to the risk we bear. Unlike other insurance and reinsurance companies, we do not intend to pursue an aggressive investment strategy and instead will focus our business on underwriting profits rather than investment profits. However, we intend to complement our underwriting profits with investment profits on an opportunistic basis. Our primary business focus is on fully collateralized reinsurance contracts for property catastrophes, primarily in the Gulf Coast region of the United States, with an emphasis on Florida. Within that market and risk category, we attempt to select the most economically attractive opportunities across a variety of property and casualty insurers. As our capital base grows, however, we expect that we will consider further growth opportunities in other geographic areas and risk categories.

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

Premiums assumed include all premiums received by a reinsurance company during a specified accounting period, even if the policy provides coverage beyond the end of the period. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in the unearned premiums reserve and are realized as revenue in subsequent periods over the remaining term of the policy. Our policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2015, one-half of the premiums will be earned in 2015 and the other half will be earned during 2016.

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

Loss and loss adjustment expenses are a function of the amount and type of reinsurance contracts we write and of the loss experience of the underlying coverage. As described below, loss and loss adjustment expenses are based on the claims reported by our ceding insurers, and where necessary, may include an actuarial analysis of the estimated losses, including losses incurred during the period and changes in estimates from prior periods. Depending on the nature of the contract, loss and loss adjustment expenses may be paid over a period of years.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and six-month periods ended June 30, 2015 and 2014 (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Revenue
Assumed premiums	$14,288	13,767	$14,888	13,825
Change in loss experience refund payable	(2,065)	(1,075)	(4,116)	(1,660)
Change in unearned premiums reserve	(10,587)	(11,793)	(7,588)	(10,617)

Net premiums earned	1,636	899	3,184	1,548
Net realized investment gains	333	—	976	—
Net investment income	96	—	172	—

Total revenue	2,065	899	4,332	1,548

Expenses
Policy acquisition costs and underwriting expenses	87	130	174	173
General and administrative expenses	321	228	671	440

Total expenses	408	358	845	613

Net income	1,657	541	$3,487	935

Earnings per share
Basic and Diluted	$0.27	0.09	$0.58	0.25

Weighted average shares outstanding
Basic and Diluted	6,060,000	6,000,000	6,052,376	3,706,104

Dividends paid per share	$0.12	—	$0.24	0.24

Performance ratios to net premiums earned:
Loss ratio	0%	0%	0%	0%
Acquisition cost ratio	5.3%	14.5%	5.5%	11.2%
Expense ratio	24.9%	39.8%	26.5%	39.6%
Combined ratio	24.9%	39.8%	26.5%	39.6%

General. Net income for the quarter ended June 30, 2015 was $1.7 million, or $0.27 per basic and diluted share, compared to a net income of $541 thousand, or $0.09 per basic and diluted share, for the quarter ended June 30, 2014. The increase in net income from $541 thousand to $1.6 million was primarily due to an increase in net premiums earned. Additionally, we only began investing in fixed-maturity and equity securities during August 2014 and earned $429 thousand of investment income during the quarter ended June 30, 2015, compared with $0 in the comparable period.

Net income for the six months ended June 30, 2015, was $3.5 million or $0.58 per basic and diluted share compared to a net income of $935 thousand for the six-month period ended June 30, 2014. The increase in net income from $935 thousand to $3.5 million was primarily due to an increase in net premiums earned. Additionally, we only began investing in fixed-maturity and equity securities during August 2014 and earned $1.1 million of investment income during the six months ended June 30, 2015, compared with $0 in the comparable period.

Premium Income. Premiums earned reflects the pro rata inclusion into income of premiums assumed (net of loss experience refund) over the life of the reinsurance contracts.

Net premiums earned for the quarter ended June 30, 2015 increased $737 thousand, or 82%, to $1.6 million, from $899 thousand for the quarter ended June 30, 2014. The growth of net premiums earned was driven by continued growth in the number and size of reinsurance contracts placed.

Net premiums earned for the six months ended June 30, 2015 increased $1.6 million, or 106%, to $3.2 million, from $1.5 million for the six months ended June 30, 2014. The growth of net premiums earned was driven by continued growth in the number and size of reinsurance contracts placed.

Losses Incurred. There were no losses incurred for the three and six months ended June 30, 2015 and 2014.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs and underwriting expenses for the quarter ended June 30, 2015 decreased $43 thousand, or 33%, to $87 thousand from $130 thousand for the quarter ended June 30, 2014. The decrease is primarily due to the December 31, 2014 expiration of an underwriting consulting agreement with Resonant Consultants, Inc. As such, no underwriting consulting expense is included for the quarter ended June 30, 2015, compared with $38 thousand in the comparable period.

Policy acquisition costs and underwriting expenses for the six months ended June 30, 2015 increased by $1 thousand, or 1%, to $174 thousand from $173 thousand for the six months ended June 30, 2014. The increase is the result of increased policy acquisition costs associated with the continued growth in the number and size of reinsurance contracts placed during the period, offset by a decrease of $75 thousand due to the December 31, 2014 expiration of an underwriting consulting agreement with Resonant Consultants, Inc.

General and Administrative Expenses. General and administrative expenses for the quarter ended June 30, 2015 increased $93 thousand, or 41%, to $321 thousand, from $228 thousand for the quarter ended June 30, 2014. The increase is due primarily to the fact that, following our initial public offering, we saw a significant and continual increase in our general and administrative expenses, because of an increase in business activities and operations associated with being a public entity.

General and administrative expenses for the six months ended June 30, 2015 increased $231 thousand, or 53%, to $671 thousand, from $440 thousand for the six months ended June 30, 2014. The increase is due primarily to the fact that, following our initial public offering, we saw a significant and continual increase in our general and administrative expenses, because of an increase in business activities and operations associated with being a public entity.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. There were no losses incurred during the three and six-month periods ended June 30, 2015 and 2014.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio decreased from 14.5% for the quarter ended June 30, 2014 to 5.3% for the quarter ended June 30, 2015. The acquisition cost ratio also decreased from 11.2% for the six months ended June 30, 2014 to 5.5% for the six months ended June 30, 2015. The decrease is due to the overall lower weighted-average acquisition costs on reinsurance contracts in force during the three and six-month periods ended June 30, 2015, coupled with the expiration of Resonant Consulting Inc. contract discussed above.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and other administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio decreased from 39.8% for the three-month period ended June 30, 2014 to 24.9% for the three-month period ended June 30, 2015. The expense ratio also decreased from 39.6% for the six-month period ended June 30, 2014 to 26.5% for the six-month period ended June 30, 2015. The decrease is due to both a decrease in policy acquisition cost ratio discussed above, as well as a less than commensurate increase in general and administrative expenses when compared with increase in net premiums earned, as the correlation between these financial statement items is relatively low.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, we are not underwriting profitably and may not be profitable. The combined ratio of 24.9% and 39.8% for the three-month periods ended June 30, 2015 and 2014, and 26.5% and 39.6% for the six-month periods ended June 30, 2015 and 2014, is the same as the expense ratio above, given that we have not experienced losses.

FINANCIAL CONDITION—JUNE 30, 2015 COMPARED TO DECEMBER 31, 2014

Restricted Cash and Cash Equivalents. As of June 30, 2015, our restricted cash and cash equivalents decreased by $14.8 million, or 52%, to $13.4 million, from $28.2 million as of December 31, 2014. The decrease is due to collateral being returned on expiration of a number of insurance contracts at May 31, 2015.

Investments. As of June 30, 2015, our available for sale securities decreased by $570 thousand, or 5%, to $11.2 million, from $11.8 million as of December 31, 2014. The decrease is primarily a result of net sales of fixed-maturity and equity securities during the six-month period ended June 30, 2015.

Premiums Receivable. As of June 30, 2015, our premiums receivable increased by approximately $6.9 million, or 169%, to $11.0 million, from $4.1 million as of December 31, 2014. The increase is due to premiums assumed for treaty year beginning June 1, 2015 offset by receipt of premium installments during the six-month period ended June 30, 2015.

Loss Experience Refund Payable. As of June 30, 2015, our loss experience refund payable decreased by $1.4 million, or 20%, to $5.7 million, from $7.1 million at December 31, 2014. The decrease is due to both the recognition of a pro-rated liability over the six-month period ended June 30, 2015, because the absence of loss experience under two of our reinsurance contracts obligates us to refund premium to two of our ceding reinsurers, offset by the cash settlement of our loss experience refund liability under one of our reinsurance contracts.

Unearned Premiums Reserve. As of June 30, 2015, our unearned premiums reserve increased by $7.6 million, or 132%, to $13.3 million, from $5.7 million at December 31, 2014. The increase is due primarily the successful placement of reinsurance contracts for the treaty year effective June 1, 2015.

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

As of June 30, 2015, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no plans to issue debt and expect to fund our operations for the foreseeable future from operating cash flows and the net proceeds of our initial public offering, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited is subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for Oxbridge Reinsurance Limited is $500. As of June 30, 2015, Oxbridge Reinsurance Limited exceeded the minimum required. By law, Oxbridge Reinsurance Limited is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing and financing activities for the six-month periods ended June 30, 2015 and 2014 are summarized below.

Cash Flows for the Six months ended June 30, 2015

Net cash provided by operating activities for the six months ended June 30, 2015 totaled $1,735, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses. Net cash provided by investing activities of $14,579 was primarily due to the net sales of available for sale securities, and the return of collateral upon expiration of a number of reinsurance contracts. Net cash used in financing activities totaled $1,455 representing cash dividend payments.

Cash Flows for the Six months ended June 30, 2014

Net cash used in operating activities for the six months ended June 30, 2014 totaled $609, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses. Net cash provided by investing activities of $1,188 was primarily due to released collateral funding of $1,242, offset by purchase of property and equipment of $54. Net cash provided by financing activities totaled $26,682, which consisted primarily of net proceeds from the initial public offering of $26,950 offset by cash dividend payments of $268.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2015:

	Payment Due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating lease (1)	$16	16	—	—	—
Operating Lease (2)	172	49	123	—	—

Total	$188	$65	123	—	—

(1)	On October 1, 2013, we entered into an operating lease agreement for residential space at Britannia Villas #616, Grand Cayman, Cayman Islands. The original term of the lease, which commenced on October 1, 2013, was 13 months. The lease was extended for another 12 months under substantially the same terms and conditions. Rent expense under this lease for the three and six-month period ended June 30, 2015 was $12,600 and $25,200 respectively, and lease commitments at June 30, 2015 were $16,800.
(2)	The Company has an operating lease for office space located at Strathvale House, 90 North Church Street, Grand Cayman, Cayman Islands. The term of the lease is thirty-eight months and commenced April 17, 2015. Rent expense under this lease for the three and six-month period ended June 30, 2015 was $4,453 and lease commitments at June 30, 2015 were $171,901.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

We account for reinsurance contracts in accordance with ASC 944, “Financial Services—Insurance.” Assessing whether or not a reinsurance contract meets the conditions for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums written. If we determine that a reinsurance contract does not transfer sufficient risk, we must account for the contract as a deposit liability.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Sales of Unregistered Securities

None.

(b) Repurchases of Equity Securities

None.

(c) Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit No.	Document

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Financial Controller pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and Financial Controller pursuant to 18 U.S.C. §1350.

101	The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: August 12, 2015	By:	/s/ SANJAY MADHU
Sanjay Madhu
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 12, 2015	By:	/s/ WRENDON TIMOTHY
Wrendon Timothy
Financial Controller and Secretary
(Principal Financial Officer and Principal
Accounting Officer)