Form 10-Q
period 2015-09-30
OXBRIDGE RE HOLDINGS Ltd
filed 2015-11-12
CIK 1584831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 11, 2015; 6,060,000 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Consolidated Balance Sheets

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At September, 2015	At December 31, 2014
	(Unaudited)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $3,683 and $3,681, respectively)	$3,492	3,659
Equity securities, available for sale, at fair value (cost: $8,850 and $8,140, respectively)	6,817	8,179

Total investments	10,309	11,838
Cash and cash equivalents	6,408	5,317
Restricted cash and cash equivalents	30,152	28,178
Accrued interest and dividend receivable	28	22
Premiums receivable	6,729	4,081
Deferred policy acquisition costs	175	132
Prepayment and other receivables	121	80
Property and equipment, net	59	46

Total assets	$53,981	49,694

Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$—	—
Loss experience refund payable	7,824	7,133
Unearned premiums reserve	9,452	5,744
Accounts payable and other liabilities	103	109

Total liabilities	17,379	12,986

Shareholders’ equity:

Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 6,060,000 and 6,000,000 shares issued and outstanding)	6	6
Additional paid-in capital	33,628	33,540
Retained earnings	5,192	3,145
Accumulated other comprehensive (loss) income	(2,224)	17

Total shareholders’ equity	36,602	36,708

Total liabilities and shareholders’ equity	$53,981	49,694

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Revenue
Assumed premiums	$—	468	$14,888	14,293
Change in loss experience refund payable	(2,089)	(2,052)	(6,204)	(3,713)
Change in unearned premiums reserve	3,881	3,220	(3,708)	(7,397)

Net premiums earned	1,792	1,636	4,976	3,183
Net realized investment gains (losses)	(303)	165	673	165
Net investment income	90	50	262	50
Other-than-temporary impairment losses	(399)	—	(399)	—

Total revenue	1,180	1,851	5,512	3,398

Expenses
Policy acquisition costs and underwriting expenses	85	129	259	302
General and administrative expenses	353	346	1,024	785

Total expenses	438	475	1,283	1,087

Net income	742	1,376	$4,229	2,311

Earnings per share
Basic and Diluted	$0.12	0.23	$0.70	0.52

Dividends paid per share	$0.12	0.12	$0.36	0.36

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Net income	$742	1,376	$4,229	2,311

Other comprehensive loss:
Change in unrealized gain on investments:
Unrealized (loss) gain arising during the period	(1,209)	120	(1,967)	120
Other-than-temporary impairment losses	399	—	399	—
Reclassification adjustment for net realized losses (gains) included in net income	303	(165)	(673)	(165)

Net change in unrealized (loss) gain	(507)	(45)	(2,241)	(45)

Total other comprehensive loss	(507)	(45)	(2,241)	(45)

Comprehensive income	235	1,331	1,988	2,266

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities
Net income	$4,229	2,311
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	88	—
Depreciation	12	9
Net realized investment gains	(673)	(165)
Other-than-temporary impairment losses	399	—
Change in operating assets and liabilities:
Accrued interest and dividend receivable	(6)	(22)
Premiums receivable	(2,648)	(6,234)
Deferred policy acquisition costs	(43)	(154)
Prepayment and other receivables	(41)	(47)
Prepaid offering costs	—	417
Loss experience refund payable	691	3,713
Unearned premiums reserve	3,708	7,397
Accounts payable and other liabilities	(6)	(438)

Net cash provided by operating activities	$5,710	6,787

Investing activities
Change in restricted cash and cash equivalents	(1,974)	(16,406)
Purchase of fixed-maturity securities	(1,101)	(2,969)
Purchase of equity securities	(10,814)	(8,777)
Proceeds from sale of fixed-maturity and equity securities	11,477	2,880
Purchase of property and equipment	(25)	(57)

Net cash used in investing activities	$(2,437)	(25,329)

Financing activities
Proceeds on issuance of share capital	—	5
Additional paid-in capital proceeds, net of offering costs, resulting from;
Share capital	—	21,865
Share warrants	—	5,080
Dividends paid	(2,182)	(988)

Net cash (used in) / provided by financing activities	$(2,182)	25,962

	(continued)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Consolidated Statements of Cash Flows, continued

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Nine Months Ended
	September 30,
	2015	2014

Net change in cash and cash equivalents	1,091	7,420
Cash and cash equivalents at beginning of period	5,317	695

Cash and cash equivalents at end of period	$6,408	8,115

Supplemental disclosure of cash flow information
Interest paid	—	—

Income taxes paid	—	—

Non-cash investing activities
Net change in unrealized gain on securities available for sale	(2,241)	(45)

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Nine Months Ended September 30, 2015 and 2014

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	Ordinary Share Capital		Additional Paid- in	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount	Capital

Balance at December 31, 2013	1,115,350	1	6,595	853	—	7,449
Net proceeds from the sale of ordinary shares	4,884,650	5	21,865	—	—	21,870
Ordinary share warrants	—	—	5,080	—	—	5,080
Cash dividends paid	—	—	—	(988)	—	(988)
Net income for the period	—	—	—	2,311	—	2,311
Total other comprehensive loss	—	—	—	—	(45)	(45)

Balance at September 30, 2014	6,000,000	$6	33,540	2,176	(45)	35,677

Balance at December 31, 2014	6,000,000	6	33,540	3,145	17	36,708
Cash dividends paid	—	—	—	(2,182)	—	(2,182)
Net income for the period	—	—	—	4,229	—	4,229
Issuance of restricted stock	60,000	—	—	—	—	—
Stock-based compensation		—	88	—	—	88
Total other comprehensive loss	—	—	—	—	(2,241)	(2,241)

Balance at September 30, 2015	6,060,000	$6	33,628	5,192	(2,224)	36,602

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

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

(b) Basis of Presentation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2015 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2015. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s Form 10-K, which was filed with the SEC on March 18, 2015.

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

September 30, 2015

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

September 30, 2015

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

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts, and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At September 30, 2015, the DAC was considered fully recoverable and no premium deficiency loss was recorded.

Property and equipment: Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the three-month and nine-month period ended September 30, 2015, there were no impairments in property and equipment.

Allowance for uncollectible receivables: Management evaluates credit quality by evaluating the exposure to individual counterparties; where warranted management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized as income in the year in which they are determined. At September 30, 2015, no receivables were determined to be overdue or impaired and, accordingly, no allowance for uncollectible receivables has been established.

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

There were no losses or loss adjustment expenses incurred for the three-month and nine-month periods ended September 30, 2015 and 2014.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

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

Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at September 30, 2015.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

Recent accounting pronouncements: There have been no recent accounting pronouncements during the nine-month period ended September 30, 2015 that are of significance or potential significance to the Company.

Reclassifications: Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

3.	CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	September 30, 2015 (in thousands)	December 31, 2014 (in thousands)

Cash on deposit	$2,078	$1,451
Cash held with custodians	4,330	3,866
Restricted cash held in trust	30,152	28,178

Total	36,560	33,495

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

4.	INVESTMENTS

The Company holds investments in fixed-maturity securities and equity securities that are classified as available for sale. At September 30, 2015 and December 31, 2014, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available for sale securities by security type were as follows:

	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	($ in thousands)
As of September 30, 2015
Fixed-maturity securities
U.S. Treasury and agency securities	$2,969	$30	$—	$2,999
Exchange-traded debt securities	313	5	—	318
Convertible debt securities	$401	$—	$(226)	$175

Total fixed-maturity securities	3,683	35	(226)	3,492

Preferred stocks	2,278	38	(68)	2,248
Common stocks	6,572	17	(2,020)	4,569

Total equity securities	8,850	55	(2,088)	6,817

Total available for sale securities	$12,533	$90	$(2,314)	$10,309

As of December 31, 2014
Fixed-maturity securities
U.S. Treasury and agency securities	$2,969	$2	$—	$2,971
Exchange-traded debt securities	513	18	—	531
Convertible debt securities	$199	$—	$(42)	$157

Total fixed-maturity securities	3,681	20	(42)	3,659

REITs	400	—	(20)	380
Preferred stocks	1,997	32	(5)	2,024
Common stocks	5,743	308	(276)	5,775

Total equity securities	8,140	340	(301)	8,179

Total available for sale securities	$11,821	$360	$(343)	$11,838

At September 30, 2015 and December 31, 2014, available for sale securities with fair value of $3,807,000 and $3,463,000, respectively, are held in trust accounts as collateral under reinsurance contacts with the Company’s ceding insurers.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities at September 30, 2015 and December 31, 2014 are as follows:

	Amortized Cost	Estimated Fair Value
	($ in thousands)
As of September 30, 2015
Available for sale
Due in one year or less	$401	$175
Due after one year through five years	$2,969	$2,999
Due after ten years	313	318

	$3,683	$3,492

As of December 31, 2014
Available for sale
Due after one year through five years	$3,168	$3,128
Due after ten years	513	531

	$3,681	$3,659

Proceeds received, and the gross realized gains and losses from sales of available for sale securities, for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Gross proceeds from sales	Gross Realized Gains	Gross Realized Losses
	($ in thousands)
Three Months Ended September 30, 2015
Fixed-maturity securities	$—	$—	$—

Equity securities	$773	$5	$308

Nine Months Ended September 30, 2015
Fixed-maturity securities	$775	$75	$—

Equity securities	$10,702	$914	$316

Three Months Ended September 30, 2014
Fixed-maturity securities	$—	$—	$—

Equity securities	$2,880	$166	$1

Nine Months Ended September 30, 2014
Fixed-maturity securities	$—	$—	$—

Equity securities	$2,880	$166	$1

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

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

Securities with gross unrealized loss positions at September 30, 2015 and December 31, 2014, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
As of September 30, 2015	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
	($ in thousands)		($ in thousands)		($ in thousands)
Fixed-maturity securities
Convertible debt securities	$(226)	$175	$—	$—	$(226)	$175

Total fixed-maturity securities	(226)	175	—	—	(226)	175
Preferred stocks	(68)	695	—	—	(68)	695
All other common stocks	(2,020)	4,277	—	—	(2,020)	4,277

Total equity securities	(2,088)	4,972	—	—	(2,088)	4,972

Total available for sale securities	$(2,314)	$5,147	$—	$—	$(2,314)	$5,147

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

At September 30, 2015, there were 26 securities in an unrealized loss position. None of these securities had been in an unrealized loss position for 12 months or greater.

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

At December 31, 2014, there were 17 securities in an unrealized loss position. None of these securities had been in an unrealized loss position for 12 months or greater.

The Company believes there were no fundamental issues such as credit losses or other factors with respect to its fixed-maturity securities. It is expected that the securities would not be settled at a price less than the par value of the investments and because the Company has the ability and intent to hold these securities and it is probable that the Company will not be required to sell these securities until a market price recovery or maturity, the Company does not consider any of its fixed-maturity securities to be other-than-temporarily impaired at September 30, 2015 and December 31, 2014.

In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost. In the three and nine months ended September 30, 2015, the Company determined that two equity securities were other-than-temporarily impaired after considering factors such as the length of time each security had been in an unrealized loss position, the extent of the decline and the near term prospect for recovery alongside other factors. As a result, the Company recognized impairment losses of $399,000 for the three and nine months ended September 30, 2015. There were no impairment losses recorded in the three and nine months ended September 30, 2014.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

Assets Measured at Estimated Fair Value on a Recurring Basis

The following tables present information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2015 and December 31, 2014:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
	($ in thousands)
As of September 30, 2015
Financial Assets:
Cash and cash equivalents	$6,408	$—	$—	$6,408

Restricted cash and cash equivalents	$30,152	$—	$—	$30,152

Fixed-maturity securities:
U.S. Treasury and agency securities	2,999	—	—	2,999
Exchange-traded debt securities	318	—	—	318
Convertible debt securities	175	—	—	175

Total fixed-maturity securities	3,492	—	—	3,492

Preferred stocks	2,248	—	—	2,248
All other common stocks	4,569	—	—	4,569

Total equity securities	6,817	—	—	6,817

Total available for sale securities	10,309	—	—	10,309

Total	$46,869	$—	$—	$46,869

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
	($ in thousands)
As of December 31, 2014
Financial Assets:
Cash and cash equivalents	$5,317	$—	$—	$5,317

Restricted cash and cash equivalents	$28,178	$—	$—	$28,178

Fixed-maturity securities:
U.S. Treasury and agency securities	2,971	—	—	2,971
Exchange-traded debt securities	531	—	—	531
Convertible debt securities	157	—	—	157

Total fixed-maturity securities	3,659	—	—	3,659

REITs	380	—	—	380
Preferred stocks	2,024	—	—	2,024
All other common stocks	5,775	—	—	5,775

Total equity securities	8,179	—	—	8,179

Total available for sale securities	11,838	—	—	11,838

Total	$45,333	$—	$—	$45,333

5.	TAXATION

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

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Numerator:
Net earnings	$742	1,376	$4,229	2,311

Denominator:
Weighted average shares - basic	6,060,000	6,000,000	6,054,945	4,479,138
Effect of dilutive securities - Stock options	—	—	—	—
Shares issuable upon conversion of warrants	—	—	—	—

Weighted average shares - diluted	6,060,000	6,000,000	6,054,945	4,479,138

Earnings per shares - basic	$0.12	0.23	$0.70	0.52

Earnings per shares - diluted	$0.12	0.23	$0.70	0.52

For the three and nine-month period ended September 30, 2015, 180,000 options to purchase 180,000 ordinary shares were anti-dilutive as the sum of the proceeds, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary share during the periods presented.

For the three and nine-month period ended September 30, 2015, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were not dilutive because the exercise price of $7.50 exceeded the average market price of the Company’s ordinary share during the periods presented.

GAAP requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted earnings per share during periods of net income.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

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

The fair value of the warrants issued in the initial public offering and initial private placement offering of $1.04 per warrant was determined by the Black-Scholes pricing model using the following assumptions: volatility of 48%, an expected life of 5 years, expected dividend yield of 8% and a risk-free interest rate of 1.69%. There were 8,230,700 warrants outstanding at September 30, 2015. No warrants were exercised during the three-month periods ended September 30, 2015 and 2014.

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

On November 7, 2015, our Board of Directors declared a quarterly cash dividend of $0.12 per share payable on December 29, 2015 to shareholders of record on December 11, 2015.

As of September 30, 2015, none of the Company’s retained earnings were restricted from payment of dividends to the Company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in the Subsidiary, a dividend from the Subsidiary would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement. See also Note 9.

8.	SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. At September 30, 2015, there were 760,000 shares available for grant under the Plan.

Stock options

Stock options granted and outstanding under the Plan vests quarterly over four years, and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the nine-month period ended September 30, 2015 is as follows (option amounts not in thousands):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2015	—
Granted	180,000	$6
Exercised	—
Forfeited	—

Outstanding at September 30, 2015	180,000	$6	9.25 years	$—

Exercisable at September 30, 2015	33,750	$6	9.25 years	$—

Compensation expense recognized for the three and nine-month period ended September 30, 2015 totaled $7,000 and $22,000 respectively, and is included in general and administrative expenses. At September 30, 2015, there was approximately $95,000 unrecognized compensation expense related to non-vested stock options granted under the Plan, which the Company expects to recognize over a weighted-average period of thirty nine (39) months.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

During the nine-month period ended September 30, 2015, 180,000 options were granted with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

Expected dividend yield	8%
Expected volatility	35%
Risk-free interest rate	1.81%
Expected life (in years)	10
Per share grant date fair value of options issued	$0.64

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

Information with respect to the activity of unvested restricted stock awards during the nine-month period ended September 30, 2015 is as follows (share amounts not in thousands):

	Weighted- Number of Restricted Stock Awards	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2015	—
Granted	60,000	$5.86
Vested	(11,250)
Forfeited	—

Nonvested at September 30, 2015	48,750	$5.86

Compensation expense recognized for the three and nine-month period ended September 30, 2015 totaled $22,000 and $66,000 respectively, and is included in general and administrative expenses. At September 30, 2015, there was approximately $286,000 unrecognized compensation expense related to non-vested restricted stock granted under the Plan, which the Company expects to recognize over a weighted-average period of thirty nine (39) months.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

9.	NET WORTH FOR REGULATORY PURPOSES

The Subsidiary is subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of its license, the Subsidiary is required to maintain a minimum and prescribed capital requirement of $500 in accordance with the Subsidiary’s approved business plan filed with CIMA. At September 30, 2015, the Subsidiary’s net worth of $24 million exceeded the minimum and prescribed capital requirement. For the three and nine-month period ended September 30, 2015, the Subsidiary’s net income was approximately $1.3 million and $3.6 million, respectively.

The Subsidiary is not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiary’s GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of September 30, 2015 or for the periods then ended.

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

September 30, 2015

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

The Company has an operating lease for office space located at Strathvale House, 2nd Floor, 90 North Church Street, Grand Cayman, Cayman Islands. The term of the lease is thirty-eight months and commenced April 17, 2015. Rent expense under this lease for the three and nine-month period ended September 30, 2015 was $13,359 and $17,812, respectively, and lease commitments at September 30, 2015 were $158,542.

The Company also has an operating lease for residential space at Britannia Villas #616, Grand Cayman, Cayman Islands. The original term of the lease, which commenced on October 1, 2013, was 13 months. The lease was extended for another 12 months under substantially the same terms and conditions. Rent expense under this lease for the three and nine-month period ended September 30, 2015 was $12,600 and $37,800 respectively, and lease commitments at September 30, 2015 were $4,200. Subsequent to period end, the Company negotiated a further extension of 24 months under substantially similar terms and conditions.

12.	RELATED PARTY TRANSACTIONS

The Company has entered into reinsurance agreements with Claddaugh and HCPCI, both of which are related entities through common directorships. At September 30, 2015 and December 31, 2014, included within premiums receivable, loss experience refund payable and unearned premiums reserve on the consolidated balance sheets are the following related-party amounts:

	At September 30, 2015	At December 31, 2014
	(in thousands)

Premiums receivable	$—	$501
Loss experience refund payable	$5,880	$3,917
Unearned premiums reserve	$2,227	$2,113

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Notes to Consolidated Financial Statements (unaudited)

September 30, 2015

During the three and nine-month periods ended September 30, 2015 and 2014, included within assumed premiums, change in loss experience refund payable and change in unearned premiums reserve on the consolidated statements of income are the following related-party amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

Revenue
Assumed premiums	—	—	3,340	5,070
Change in loss experience refund payable	(630)	(674)	(1,964)	(1,875)
Change in unearned premiums reserve	835	1,268	(114)	(1,344)

Expenses
Policy acquisition costs & underwriting expenses	—	—	—	49

13.	SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements. Except as disclosed in Notes 7 and 11 of these consolidated financial statements and notes thereto, there were no subsequent events and transactions that require disclosure in our financial statements.

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

GENERAL

The following is a discussion and analysis of our results of operations for the three and nine-month periods ended September 30, 2015 and 2014 and our financial condition as of September 30, 2015 and December 31, 2014. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the SEC on March 18, 2015. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiary, Oxbridge Reinsurance Limited, unless the context dictates otherwise.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and nine-month periods ended September 30, 2015 and 2014 (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Revenue
Assumed premiums	$—	468	$14,888	14,293
Change in loss experience refund payable	(2,089)	(2,052)	(6,204)	(3,713)
Change in unearned premiums reserve	3,881	3,220	(3,708)	(7,397)

Net premiums earned	1,792	1,636	4,976	3,183
Net realized investment gains (losses)	(303)	165	673	165
Net investment income	90	50	262	50
Other-than-temporary impairment losses	(399)	—	(399)	—

Total revenue	1,180	1,851	5,512	3,398

Expenses
Policy acquisition costs and underwriting expenses	85	129	259	302
General and administrative expenses	353	346	1,024	785

Total expenses	438	475	1,283	1,087

Net income	742	1,376	$4,229	2,311

Earnings per share
Basic and Diluted	$0.12	0.23	$0.70	0.52

Weighted average shares outstanding
Basic and Diluted	6,060,000	6,000,000	6,054,945	4,479,138

Dividends paid per share	$0.12	0.12	$0.36	0.36

Performance ratios to net premiums earned:
Loss ratio	0%	0%	0%	0%
Acquisition cost ratio	4.7%	7.9%	5.2%	9.5%
Expense ratio	24.4%	29.0%	25.8%	34.2%
Combined ratio	24.4%	29.0%	25.8%	34.2%

General. Net income for the quarter ended September 30, 2015 was $742 thousand, or $0.12 per basic and diluted share, compared to a net income of $1.4 million, or $0.23 per basic and diluted share, for the quarter ended September 30, 2014. The decrease in net income from $1.4 million to $742 thousand was primarily due to realized losses on sale of investments as well as other-than-temporary impairment losses recognized during the quarter ended September 30, 2015.

Net income for the nine months ended September 30, 2015, was $4.2 million or $0.70 per basic and diluted share compared to a net income of $2.3 million for the nine-month period ended September 30, 2014. The increase in net income from $2.3 million to $4.2 million was primarily due to an increase in net premiums earned. Additionally, we only began investing in fixed-maturity and equity securities during August 2014 and earned $536 thousand of investment income (inclusive of other-than-temporary impairment losses) during the nine months ended September 30, 2015, compared with $215 thousand in the comparable period.

Premium Income. Premiums earned reflects the pro rata inclusion into income of premiums assumed (net of loss experience refund) over the life of the reinsurance contracts.

Net premiums earned for the quarter ended September 30, 2015 increased $156 thousand, or 10%, to $1.8 million, from $1.6 million for the quarter ended September 30, 2014. The growth of net premiums earned was driven by continued growth in the number and size of reinsurance contracts placed.

Net premiums earned for the nine months ended September 30, 2015 increased $1.8 million, or 56%, to $4.9 million, from $3.2 million for the nine months ended September 30, 2014. The growth of net premiums earned was driven by continued growth in the number and size of reinsurance contracts placed.

Losses Incurred. There were no losses incurred for the three and nine months ended September 30, 2015 and 2014.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs and underwriting expenses for the quarter ended September 30, 2015 decreased $44 thousand, or 34%, to $85 thousand from $129 thousand for the quarter ended September 30, 2014. The decrease is primarily due to the December 31, 2014 expiration of an underwriting consulting agreement with Resonant Consultants, Inc. As such, no underwriting consulting expense is included for the quarter ended September 30, 2015, compared with $38 thousand in the comparable period.

Policy acquisition costs and underwriting expenses for the nine months ended September 30, 2015 decreased by $43 thousand, or 14%, to $259 thousand from $302 thousand for the nine months ended September 30, 2014. The overall decrease is the result of both increased policy acquisition costs associated with the continued growth in the number and size of reinsurance contracts placed during the period, offset by a decrease of $112 thousand due to the December 31, 2014 expiration of an underwriting consulting agreement with Resonant Consultants, Inc.

General and Administrative Expenses. General and administrative expenses for the quarter ended September 30, 2015 increased $7 thousand, or 2%, to $353 thousand, from $346 thousand for the quarter ended September 30, 2014. The increase is not considered material.

General and administrative expenses for the nine months ended September 30, 2015 increased $239 thousand, or 30%, to $1 million, from $785 thousand for the nine months ended September 30, 2014. The increase is due primarily to the fact that, following our initial public offering, we saw a significant and continual increase in our general and administrative expenses, because of an increase in business activities and operations associated with being a public entity.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. There were no losses incurred during the three and nine-month periods ended September 30, 2015 and 2014.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio decreased from 7.9% for the quarter ended September 30, 2014 to 4.7% for the quarter ended September 30, 2015. The acquisition cost ratio also decreased from 9.5% for the nine months ended September 30, 2014 to 5.2% for the nine months ended September 30, 2015. The decrease is due to the overall lower weighted-average acquisition costs on reinsurance contracts in force during the three and nine-month periods ended September 30, 2015, coupled with the expiration of Resonant Consulting Inc. contract discussed above.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and other administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio decreased from 29.0% for the three-month period ended September 30, 2014 to 24.4% for the three-month period ended September 30, 2015. The expense ratio also decreased from 34.2% for the nine-month period ended September 30, 2014 to 25.8% for the nine-month period ended September 30, 2015. The decrease is due to both a decrease in policy acquisition cost ratio discussed above, as well as a less than commensurate increase in general and administrative expenses when compared with increase in net premiums earned, as the correlation between these financial statement items is relatively low.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, we are not underwriting profitably and may not be profitable. The combined ratio of 24.4% and 29.0% for the three-month periods ended September 30, 2015 and 2014, and 25.8% and 34.2% for the nine-month periods ended September 30, 2015 and 2014, is the same as the expense ratio above, given that we have not experienced losses.

FINANCIAL CONDITION – SEPTEMBER 30, 2015 COMPARED TO DECEMBER 31, 2014

Restricted Cash and Cash Equivalents. As of September 30, 2015, our restricted cash and cash equivalents increased by $1.9 million, or 7%, to $30.1 million, from $28.2 million as of December 31, 2014. The overall increase is due to collateral being placed for June 1, 2015 insurance contracts partially offset by collateral being returned on expiration of a number of insurance contracts at May 31, 2015.

Investments. As of September 30, 2015, our available for sale securities decreased by $1.5 million, or 13%, to $10.3 million, from $11.8 million as of December 31, 2014. The decrease is primarily a result of increased unrealized losses on investments on our fixed-maturity and equity securities during the nine-month period ended September 30, 2015.

Premiums Receivable. As of September 30, 2015, our premiums receivable increased by approximately $2.6 million, or 65%, to $6.7 million, from $4.1 million as of December 31, 2014. The increase is due to premiums assumed for treaty year beginning June 1, 2015 offset by receipt of premium installments during the nine-month period ended September 30, 2015.

Loss Experience Refund Payable. As of September 30, 2015, our loss experience refund payable increased by $691 thousand, or 10%, to $7.8 million, from $7.1 million at December 31, 2014. The increase is due to both the recognition of a pro-rated liability over the nine-month period ended September 30, 2015, because the absence of loss experience under two of our reinsurance contracts obligates us to refund premium to two of our ceding reinsurers, offset by the cash settlement of our loss experience refund liability under one of our reinsurance contracts.

Unearned Premiums Reserve. As of September 30, 2015, our unearned premiums reserve increased by $3.7 million, or 65%, to $9.4 million, from $5.7 million at December 31, 2014. The increase is due primarily the unearned premiums arising on the successful placement of reinsurance contracts for the treaty year effective June 1, 2015.

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

As of September 30, 2015, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no plans to issue debt and expect to fund our operations for the foreseeable future from operating cash flows and the net proceeds of our initial public offering, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited is subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for Oxbridge Reinsurance Limited is $500. As of September 30, 2015, Oxbridge Reinsurance Limited exceeded the minimum required. By law, Oxbridge Reinsurance Limited is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing and financing activities for the nine-month periods ended September 30, 2015 and 2014 are summarized below.

Cash Flows for the Nine months ended September 30, 2015

Net cash provided by operating activities for the nine months ended September 30, 2015 totaled $5,710, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses. Net cash used in investing activities of $2,437 was primarily due to the net purchases of available for sale securities and increased collateral deposited in trust accounts. Net cash used in financing activities totaled $2,182 representing cash dividend payments.

Cash Flows for the Nine months ended September 30, 2014

Net cash provided by operating activities for the nine months ended September 30, 2014 totaled $6,787, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses. Net cash used in investing activities of $25,329 was primarily was primarily due to the net purchases of available for sale securities and increased collateral deposited in trust accounts. Net cash provided by financing activities totaled $25,692, which consisted primarily of net proceeds from the initial public offering of $26,950 offset by cash dividend payments of $988.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2015:

	Payment Due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease (1)	$4	4	—	—	—

Operating Lease (2)	158	36	122	—	—

Total	$162	$40	122	—	—

(1)	On October 1, 2013, we entered into an operating lease agreement for residential space at Britannia Villas #616, Grand Cayman, Cayman Islands. The original term of the lease, which commenced on October 1, 2013, was 13 months. The lease was extended for another 12 months under substantially the same terms and conditions. Rent expense under this lease for the three and nine-month period ended September 30, 2015 was $12,600 and $37,800 respectively, and lease commitments at September 30, 2015 were $4,200. Subsequent to period end, the Company negotiated a further extension of 24 months under substantially similar terms and conditions.
(2)	The Company has an operating lease for office space located at Strathvale House, 90 North Church Street, Grand Cayman, Cayman Islands. The term of the lease is thirty-eight months and commenced April 17, 2015. Rent expense under this lease for the three and nine-month period ended September 30, 2015 was $13,359 and $17,812, respectively, and lease commitments at September 30, 2015 were $158,542.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

We account for reinsurance contracts in accordance with ASC 944, “Financial Services – Insurance.” Assessing whether or not a reinsurance contract meets the conditions for risk transfer requires judgment. The determination of risk transfer is critical to reporting premiums written. If we determine that a reinsurance contract does not transfer sufficient risk, we must account for the contract as a deposit liability.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Sales of Unregistered Securities

None.

(b) Repurchases of Equity Securities

None.

(c) Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit No.	Document

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Financial Controller pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and Financial Controller pursuant to 18 U.S.C. §1350.

101	The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: November 11, 2015	By:	/s/ JAY MADHU
Jay Madhu
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 11, 2015	By:	/s/ WRENDON TIMOTHY
Wrendon Timothy
Financial Controller and Secretary
(Principal Financial Officer and Principal Accounting Officer)