Form 10-K
period 2015-12-31
OXBRIDGE RE HOLDINGS Ltd
filed 2016-03-17
CIK 1584831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From ________ To ________

Commission File Number 1-36346

OXBRIDGE RE HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1150254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Strathvale House, 2nd Floor 90 North Church Street P.O. Box 469 Grand Cayman, Cayman Islands	KY1-9006
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (345) 749-7570

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Ordinary Shares, par value $0.001 (USD) per share	The NASDAQ Capital Market
Warrants	The NASDAQ Capital Market

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $26,776,053 (based upon the quoted closing sale price per share of the registrant’s ordinary shares on The NASDAQ Capital Market) on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2015). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of June 30, 2014 were affiliates.
As of March 5, 2016, 6,060,000 ordinary shares, par value $0.001 (USD) per share, were outstanding.

Documents Incorporated by Reference:

Portions of the Company’s proxy statement to be filed with the Securities and Exchange Commission relating to the 2016 Annual Meeting of Shareholders will be incorporated by reference into Part III of this Annual Report on Form 10-K.

OXBRIDGE RE HOLDINGS LIMITED

Index to Annual Report on Form 10-K
Year Ended December 31, 2015

Tablle of Contents

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Unless the context dictates otherwise, references to “we,” “us,” “our,” “our company,” or “the Company” in this Annual Report on Form 10-K refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiary, Oxbridge Reinsurance Limited.

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

Our company was formed by investors with significant experience in the U.S. property and casualty insurance market who saw an opportunity to provide more competitive reinsurance products to property and casualty insurance providers in the Gulf Coast region. Oxbridge Reinsurance Limited was approved by the Cayman Islands Monetary Authority as a licensed Class C insurance company under Cayman Islands law in April 2013. In June 2013, we completed a private placement in the amount of $6.7 million and in April 2014, we completed our initial public offering, raising approximately $26.9 million. Our core business is focused on the provision of property catastrophe reinsurance coverage to a broad range of select insurance companies and other reinsurers. We entered into our initial reinsurance contracts with Claddaugh Casualty Insurance Company, Ltd. (“Claddaugh”), a captive reinsurance company and a subsidiary of HCI Group, a Florida-based, publicly traded holding company (“HCI Group”), following our private placement in June 2013. We have since entered into additional reinsurance contracts with a number of third-party insurers and reinsurers.

Tablle of Contents

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

●
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

●
Focus on Risk Management. We treat risk management as an integral part of our underwriting and business management processes. All of our reinsurance contracts contain loss limitation provisions that limit our losses to the value of the assets collateralizing our reinsurance contracts.

●
Partial Deployment of Capital.  In order to eliminate the possibility of complete losses, we intend to place only a portion of our total capital at risk in any single year. This means that we expect lower returns than some of our competitors in years where there are lower than average catastrophe losses but that our capital will be better protected in the event of large losses. We are committed to maintaining our capitalization and financial strength over the long term and to developing a history of paying a consistent dividend on our ordinary shares.

●
Take Advantage of Market Opportunities. Although our business is initially focused on catastrophe coverage for Gulf Coast insurers with an emphasis on Florida, we intend to continuously evaluate various market opportunities in which our business may be strategically or financially expanded or enhanced in the future. Such opportunities could take the form of further diversifying our business into other geographic or market areas, could include quota share reinsurance contracts, joint ventures, renewal rights transactions, corporate acquisitions of other insurers or reinsurers, or the formation of insurance or reinsurance platforms in new markets. We believe the environment in the reinsurance and insurance markets will continue to produce opportunities for us, either through organic expansion, through acquisitions, or a combination of both.

Tablle of Contents

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

●
Reduce the ceding company’s net liability on individual risks, thereby assisting it in managing its risk profile and increasing its capacity to underwrite business as well as increasing the limit to which it can underwrite on a single risk;

●
assist the ceding company in meeting applicable regulatory and rating agency capital requirements;

●
assist the ceding company in reducing the short-term financial impact of sales and other acquisition costs; and

●
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

Tablle of Contents

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

Types of Reinsurance Contracts

Property reinsurance products are often written in the form of treaty reinsurance contracts, which are contractual arrangements that provide for the automatic reinsurance of a type or category of risk underwritten. Treaty reinsurance premiums, which are typically due in installments, are a function of the number and type of contracts written, as well as prevailing market prices. The timing of premiums written varies by line of business. The majority of property catastrophe business is written at the January and June annual renewal periods, depending on the type and location of the risks covered. Most hurricane and wind-storm coverage, particularly in the Gulf Coast region of the United States, is written at the June annual renewal periods.

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

Tablle of Contents

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

●
more than $1.8 trillion in insured residential property exposure;

●
more than $4 billion in expected average annual losses due to windstorms (with respect to residential and commercial residential properties only); and

●
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

Our Reinsurance Contracts and Products

We write primarily property, property catastrophe, and short-tail specialty and casualty reinsurance. We currently expect that substantially all of the reinsurance products we write in the foreseeable future will be in the form of treaty reinsurance contracts. When we write treaty reinsurance contracts, we do not evaluate separately each of the individual risks assumed under the contracts and are therefore largely dependent on the individual underwriting decisions made by the cedant. Accordingly, as part of our initial review and renewal process, we carefully review and analyze the cedant’s risk management and underwriting practices in evaluating whether to provide treaty reinsurance and in appropriately pricing the treaty.

Tablle of Contents

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

We are not licensed or admitted as an insurer in any jurisdiction other than the Cayman Islands. In addition, we do not have a financial rating and do not expect to have one in the near future. Many jurisdictions such as the United States do not permit clients to take credit for reinsurance on their statutory financial statements if such reinsurance is obtained from unlicensed or non-admitted insurers without appropriate collateral. As a result, we anticipate that all of our clients will require us to fully collateralize the reinsurance contracts we bind with them. Each of our contracts are fully collateralized and separately structured, with our liability being limited to the value of the assets held in the trust. We are generally not required to top-up the value of the assets held as collateral in respect of a particular reinsurance agreement, unless such collateral is subject to market risk. For each reinsurance agreement, a reinsurance trust is established in favor of the cedant, and the trustee of the reinsurance trust is a large bank that is agreed upon by our company and the cedant. The premium for the contract is ordinarily deposited into the trust, together with additional capital from our company, up to the coverage limit. Each reinsurance contract contains express limited recourse language to the effect that the liabilities of the relevant reinsurance contract are limited to the realizable value of the collateral held in respect of that contract. Upon the expiration of the reinsurance contract, the assets of the trust net of insured losses and other expenses are transferred to our company.

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

Tablle of Contents

We have not yet and have no current plans to purchase retrocessional coverage. We may, however, decide to do so in the future to manage our overall exposure and to balance our portfolio and, if we do, we expect that we will only purchase uncollateralized retrocessional coverage from a reinsurer with a minimum financial strength rating of A- from either A.M. Best or Standard & Poors.

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

Funds that are not held in collateralized trust accounts are generally invested in a relatively conservative manner, with a focus on generating income while equally being liquid.

Our Board of Directors periodically reviews our investment policy and returns.

Claims Management

We have not paid any claims as of  March 5, 2016. We anticipate that, for the foreseeable future, we will enter into only a limited number of reinsurance contracts and that, therefore, claims, if any, will be handled on a case-by-case basis.

Tablle of Contents

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

Competition

The reinsurance industry is highly competitive. We expect to compete with major reinsurers, most of which are well established with significant operating histories, strong financial strength ratings, long-standing client relationships.

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

Tablle of Contents

While we have a limited operating history, we believe that our unique approach to multi-year underwriting will allow us to be successful in underwriting transactions against more established competitors.

Employees

As of March 5, 2016, we had two employees, both of whom were full time employees. We believe that our relations with our employees are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements. We believe that we will continue to have relatively few employees and intend to outsource some functions to specialist firms in the Cayman Islands if and when we determine that such functions are necessary. We intend to use the expertise of our Board of Directors and where necessary, external consultants to provide any other service we may require from time to time.

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

Tablle of Contents

In addition, as a Cayman Islands exempted company, we may not carry on business or trade locally in the Cayman Islands except in furtherance of our business outside the Cayman Islands, and we are prohibited from soliciting the public of the Cayman Islands to subscribe for any of our securities or debt. We are further required to file a return with the Registrar of Companies in January of each year and to pay an annual registration fee at that time.

The Cayman Islands has no exchange controls restricting dealings in currencies or securities.

Available Information

Our website is located at www.oxbridgere.com. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of change, on our website as soon as reasonably practicable after we file such material electronically with or furnish it to the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website that contains our SEC filings. The address of the SEC’s website is www.sec.gov.

Tablle of Contents

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

●
our ability to attract clients;

●
our ability to attract and retain personnel with underwriting, actuarial and accounting and finance expertise;

●
our ability to outsource certain functions of our business without hiring additional personnel;

●
our ability to evaluate the risks we assume under reinsurance contracts that we write; and

●
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

Tablle of Contents

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

We expect that we will need to raise additional capital in the future through public or private equity or debt offerings or otherwise in order to:

●
further capitalize our reinsurance subsidiary and implement our growth strategy;

●
fund liquidity needs caused by underwriting or investment losses;

●
replace capital lost in the event of significant reinsurance losses or adverse reserve developments;

●
meet applicable statutory jurisdiction requirements; and/or

●
respond to competitive pressures.

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

We anticipate that the performance of our reinsurance operations and our investment portfolio will fluctuate from period to period. Fluctuations will result from a variety of factors, including:

●
reinsurance contract pricing;

●
our assessment of the quality of available reinsurance opportunities;

●
the volume and mix of reinsurance products we underwrite;

●
loss experience on our reinsurance liabilities;

●
our ability to assess and integrate our risk management strategy properly; and

●
the performance of our investment portfolio.

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

The positions held by Paresh Patel and Sanjay (Jay) Madhu may present, and make us vulnerable to, difficult conflicts of interest and related legal challenges.

Jay Madhu, our President and Chief Executive Officer, is also a member of the Board of Directors of HCI Group. In addition, Paresh Patel, the non-executive Chairman of our Board of Directors, also holds the positions of Chairman of the Board, President and Chief Executive Officer at HCI Group, a company whose subsidiaries primarily operate in the property and casualty insurance and reinsurance markets. Mr. Patel is not an employee of our company and, as such, does not serve our company on a full-time basis.

Tablle of Contents

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

We may continue to derive a substantial portion of our business from HCI Group subsidiaries during our first few years of operation. Jay Madhu, our Chief Executive Officer and a member of our Board of Directors, is also a member of the board of directors of HCI Group and a former executive officer of HCI Group. Also, Paresh Patel, the non-executive Chairman of our Board of Directors and largest shareholder of our company, is the Chairman, President, and Chief Executive Officer of HCI Group. Because of these business relationships, various conflicts of interest could arise with respect to business opportunities that could be advantageous to HCI Group or its subsidiaries, on the one hand, and us or any of our subsidiaries, on the other hand. Moreover, because of these relationships, HCI Group may have the ability to otherwise significantly influence certain business decisions by us, including our writing of future policies. These relationships and potential conflicts of interest could also result in contracts between us and HCI Group and/or its subsidiaries that are less favorable to us than contracts that could be negotiated with other third parties.

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

Tablle of Contents

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

The reinsurance industry is highly competitive. We compete with major reinsurers, all of which have substantially greater financial, marketing and management resources than we do. Competition in the types of business that we seek to underwrite is based on many factors, including:

●
premium charges;

●
the general reputation and perceived financial strength of the reinsurer;

●
relationships with reinsurance brokers;

●
terms and conditions of products offered;

●
ratings assigned by independent rating agencies;

●
speed of claims payment and reputation; and

●
the experience and reputation of the members of our underwriting team in the particular lines of reinsurance we seek to underwrite.

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

Tablle of Contents

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

●
the lapse of time from the occurrence of an event to the reporting of the claim and the ultimate resolution or settlement of the claim;

●
the diversity of development patterns among different types of reinsurance treaties; and

●
the necessary reliance on the client for information regarding claims.

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

Tablle of Contents

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

Tablle of Contents

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

Tablle of Contents

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

Tablle of Contents

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

Under Cayman Islands law, persons who are not Caymanian, do not possess Caymanian status, or are not otherwise entitled to reside and work in the Cayman Islands pursuant to provisions of the Immigration Law (2015 Revision) of the Cayman Islands, which we refer to as the Immigration Law, may not engage in any gainful occupation in the Cayman Islands without an appropriate governmental work permit. The failure to obtain work permits, or extensions thereof, for our employees could prevent us from continuing to implement our business strategy.

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

Tablle of Contents

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

●
a licensee either is or appears to be likely to become unable to meet its obligations as they fall due;

●
a licensee is carrying on its business in a manner which is seen as detrimental to the general public interest or to the interests of its creditors or policy holders;

●
the activities of any member of the licensee’s insurance group are detrimental to those interests of the licensee’s creditors, as well as its policy holders;

●
a licensee has contravened the Law or the Money Laundering Regulations (2015 Revision) of the Cayman Islands;

●
the licensee has failed to comply with a condition of its license such as maintaining a margin of solvency as prescribed by CIMA;

●
the direction and/or management of the licensee’s business has not been conducted in a fit and proper manner;

●
a director, manager or officer of the licensee’s business is not someone who would qualify or be seen as a person suitable to hold the respective position;

●
any person who is either holding or acquiring control or ownership of the licensee is not a fit and proper person to have such control or ownership;

●
the licensee has ceased to carry on business; or

●
the licensee is placed in liquidation or is dissolved;

Tablle of Contents

CIMA may take one of a number of steps, including:

●
requiring the licensee to take steps to rectify the matter;

●
suspending the license of the licensee pending a full inquiry into the licensee’s affairs;

●
revoking the license;

●
imposing conditions upon the licensee in terms of decisions made by it, including the suspension of voting rights or nullification of votes cast by it, and amending or revoking any such condition;

●
requiring the substitution or removal of any director, manager or officer of the licensee, at the expense of the licensee;

●
appointing a person to advise the licensee on the proper conduct of its affairs, at the expense of the licensee;

●
appointing a person to assume control of the licensee’s affairs; or

●
otherwise requiring such action to be taken by the licensee as CIMA considers necessary.

Failures to comply with a direction given by CIMA may be punishable by a fine of up to five hundred thousand Cayman Islands dollars (US$609,756.10 based on the Cayman Islands’ pegged exchange rate of CI$0.82 per US$1.00 as of March 5, 2016) or imprisonment for a term of five years or both, and a fine of an additional ten thousand Cayman Islands dollars (US$12,195.12) for every day after conviction on which the offense so continues.

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

Tablle of Contents

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

Tablle of Contents

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

Tablle of Contents

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

●
the statutory provisions as to the required majority vote have been met;

●
the shareholders have been fairly represented at the meeting in question and the statutory majority are acting bona fide without coercion of the minority to promote interests adverse to those of the class;

●
the arrangement is such that may be reasonably approved by an intelligent and honest man of that class acting in respect of his interest; and

●
the arrangement is not one that would more properly be sanctioned under some other provision of the Companies Law.

Tablle of Contents

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

Tablle of Contents

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

Tablle of Contents

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

Passive income generally includes interest, dividends and other investment income but does not include income derived in the active conduct of an insurance business by a corporation predominantly engaged in an insurance business. This exception for insurance companies is intended to ensure that a bona fide insurance company’s income is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. We believe that we are currently operating and intend to continue operating our business with financial reserves at a level that should not cause us to be deemed PFICs, although we cannot assure you the IRS will not successfully challenge this conclusion. In addition, sufficient risk must be transferred under an insurance company’s contracts with its insureds in order to qualify for the insurance exception. Whether our insurance contracts possess adequate risk transfer for purposes of determining whether income under our contracts is insurance income, and whether we are predominantly engaged in the insurance business, are subjective in nature and there is very little authority on these issues. We cannot assure you that the IRS will not successfully challenge the level of risk transfer under our reinsurance contracts for purposes of the insurance company exception, nor can we cannot assure you that the IRS will not successfully challenge our interpretation of the scope of the active insurance company exception and our qualification for the exception. Further, the IRS may issue regulatory or other guidance that causes us to fail to qualify for the active insurance company exception on a prospective or retroactive basis. Therefore, we cannot assure you that we will satisfy the exception for insurance companies and will not be treated as PFICs currently or in the future. Although we do not expect that we were a PFIC in 2015, nor do we expect to be a PFIC in 2016 or thereafter, no assurance can be provided in that regard or as to our status in future years. If you are a United States person, we advise you to consult your own tax advisor concerning the potential tax consequences to you under the PFIC rules.

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

Tablle of Contents

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

Tablle of Contents

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

ITEM 2  PROPERTIES

We currently lease office space at Strathvale House building at 90 North Church Street, Georgetown, Grand Cayman. We believe that the Strathvale House office is suitable and sufficient for us to conduct our operations for the foreseeable future.

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

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Ordinary Shares

Our ordinary shares began trading on The NASDAQ Capital Market under the symbol “OXBR” on May 9, 2014. Prior to that date, there was no public trading market for our ordinary shares. The following table sets forth the high and low sales price per share of our ordinary shares as reported on The NASDAQ Capital Market for the periods indicated:

Tablle of Contents

	2015		2014
	High	Low	High	Low
First Quarter	$6.79	$5.48	*$8.02	*$6.60
Second Quarter	$6.56	$5.70	$7.89	$5.03
Third Quarter	$6.82	$5.80	$8.86	$5.06
Fourth Quarter	$6.09	$5.50	$7.85	$5.49

*-Represents prices for March 27, 2014 through March 31, 2014

Holders of Record and Tax Information

As of March 5, 2016, there were 29 holders of record of our ordinary shares. There are no current applicable Cayman Islands laws, decrees or regulations relating to restrictions on the import or export of capital or exchange controls affecting remittances of dividends, interest and other payments to non-resident holders of our ordinary shares. There are no existing laws or regulations of the Cayman Islands imposing taxes or containing withholding provisions to which United States holders of our ordinary shares are subject. There are no reciprocal tax treaties between the Cayman Islands and the United States.

Dividend Policy

The declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on our results of operations and cash flows, our financial position and capital requirements, general business conditions, rating agency guidelines (if applicable), any legal, tax, regulatory and contractual restrictions on the payment of dividends, and any other factors considered relevant by our Board of Directors. Our ability to pay dividends will also depend on the requirements of any future financing agreements to which we may be a party and the ability of our reinsurance subsidiary to pay dividends to us. Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited, our reinsurance subsidiary, is subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for Oxbridge Reinsurance Limited is $500. As of December 31, 2015, Oxbridge Reinsurance Limited exceeded the minimum requirement. By law, Oxbridge Reinsurance Limited is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Tablle of Contents

The following table shows the frequency and amount of all cash dividends declared on our ordinary shares for the two most recent fiscal years.
Declaration Date	Payment Date	Record Date	Per Share Amount
2015
January 28, 2015	March 27, 2015	February 27, 2015	$0.12
May 12, 2015	June 29, 2015	June 8, 2015	$0.12
August 11, 2015	September 30, 2015	September 7, 2015	$0.12
November 9, 2015	December 30, 2015	December 7, 2015	$0.12
2014
January 19, 2014	February 14, 2014	December 31, 2013	$0.12
January 19, 2014	February 21, 2014	December 31, 2013	$0.12
July 5, 2014	August 29, 2014	August 8, 2014	$0.12
November 1, 2014	November 28, 2014	November 17, 2014	$0.12

Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our Board of Directors may deem relevant.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the year ended December 31, 2015.

Use of Proceeds

On March 26, 2014, we closed our initial public offering of 4,884,650 units (the “Units”), with each Unit consisting of one ordinary share and one warrant at a price of $6.00 per Unit. The offer and sale of all of the Units in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-1, as amended (File No. 333-193577) and subsequent Registration Statement on Form S-1 (File No. 333-194648) pursuant to Rule 462(b), which were declared effective on February 28, 2014 and March 18, 2014, respectively. We received aggregate net proceeds of approximately $26.9 million after deducting commissions and offering expenses. As of December 31, 2015, we used approximately $15 million of the net proceeds of the offering to capitalize our reinsurance subsidiary.

Issuer Purchases of Equity Securities

There were no repurchases of the Company’s ordinary shares by the Company in the fourth quarter of the Company’s fiscal year ended December 31, 2015.

Tablle of Contents

ITEM 6 SELECTED FINANCIAL DATA

As a smaller reporting company as defined by Rule 229.10(f)(1) of the Exchange Act, we are not required to provide the information under this item and we have elected to exclude this information as our operating history does not cover the requisite five-year period.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our Consolidated Financial Statements and the related notes contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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
General
The following is a discussion and analysis of our results of operations for the years ended December 31, 2015 and 2014 and our financial condition as of December 31, 2015 and 2014. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiary, Oxbridge Reinsurance Limited, unless the context dictates otherwise.

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

Tablle of Contents

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
Due to influx of new risk capital from alternative capital market participants such as hedge funds and pension funds, we believe that the reinsurance industry is currently over-capitalized, and will continue in this trend for the foreseeable future. The over-capitalization of the market is not uniform as there are a number of insurers and reinsurers that have suffered and continue to suffer from capacity issues. We continue to assess the opportunities that may be available to us with insurance and reinsurance companies with this profile. If the reinsurance market continues to soften, our strategy is to reduce premium writings rather than accept mispriced risk, and conserve our capital for a more opportune environment. Significant rate increases could occur if financial and credit markets experience adverse shocks that result in the loss of capital of insurers and reinsurers, or if there are major catastrophic events, especially in North America. The persistent low interest rate environment has reduced the earnings of many insurance and reinsurance companies and we believe that the continuation of low interest rates, coupled with the reduction of prior years' reserve redundancies, could cause the industry to adopt overall higher pricing.

PRINCIPAL REVENUE AND EXPENSE ITEMS

Revenues

We derive our revenues from two principal sources:
● premiums assumed from reinsurance on property and casualty business; and

● income from investments.

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

Tablle of Contents

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
Expenses

Our expenses consist primarily of the following:
● losses and loss adjustment expenses;

● policy acquisition costs and underwriting expenses; and

● general and administrative expenses.

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

Tablle of Contents

RESULTS OF OPERATIONS
The following table summarizes our results of operations for the years ended December 31, 2015 and 2014 (dollars in thousands, except per share amounts):
	Years Ended December 31,
	2015	2014

Revenue
Assumed premiums	$14,888	14,293
Change in loss experience refund payable	(8,294)	(5,766)
Change in unearned premiums reserve	173	(3,708)

Net premiums earned	6,767	4,819
Net realized investment (losses) gains	(325)	641
Net investment income	337	99
Other-than-temporary impairment losses	(399)	-

Total revenue	6,380	5,559

Expenses
Policy acquisition costs and underwriting expenses	344	431
General and administrative expenses	1,435	1,128

Total expenses	1,779	1,559

Net income	$4,601	4,000

Earnings per share
Basic and Diluted	$0.76	0.82

Weighted-average shares outstanding
Basic and Diluted	6,056,219	4,862,479

Dividends paid per share	$0.48	0.48

Performance ratios to net premiums earned:
Loss ratio	0%	0%
Acquisition cost ratio	5.1%	8.9%
Expense ratio	26.3%	32.4%
Combined ratio	26.3%	32.4%

Comparison of the Year Ended December 31, 2015 to Year Ended December 31, 2014

General. Net income for the year ended December 31, 2015 was $4.6 million or $0.76 per basic and diluted earnings per share compared to a net income of $4 million or $0.82 per basic and diluted earnings per share for the year ended December 31, 2014. The increase in net income from $4 million to $4.6 million was primarily due to an increase in net premiums earned, partially offset by investment losses and higher administrative expenses.

Although net income increased for the year ended December 31, 2015 when compared to the year ended December 31, 2014, the basic and diluted share value fell slightly from $0.82 to $0.76. This was solely due to the higher level of weighted-average outstanding shares during the year ended December 31, 2015, when compared to the year ended to December 31, 2014.

Tablle of Contents

Premium Income. Premiums earned reflects the pro-rata inclusion into income of premiums assumed (net of loss experience refund) over the life of our reinsurance contracts. Net premiums earned for the year ended December 31, 2015 increased $1.9 million, or 40%, to $6.7 million, from $4.8 million for year ended December 31, 2014. The growth of net premiums earned was driven by continued growth in the number and size of reinsurance contracts placed.
Losses Incurred. There were no losses incurred for the years ended December 31, 2015 and 2014.
Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed.  Policy acquisition costs and underwriting expenses for the year ended December 31, 2015 decreased by $87 thousand, or 20%, to $344 thousand from $431 thousand for the year ended December 31, 2014. The overall decrease is the result of both increased policy acquisition costs associated with the continued growth in the number and size of reinsurance contracts placed during the year, offset by a decrease of $150 thousand due to the December 31, 2014 expiration of an underwriting consulting agreement with Resonant Consultants, Inc (“Resonant”).
General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2015 increased $300 thousand, or 27%, to $1.4 million, from $1.1 million for the year ended December 31, 2014. The increase is due primarily to the fact that, following our initial public offering, we saw a significant and continual increase in our general and administrative expenses, because of an increase in business activities and operations associated with being a public entity.

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
Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. There were no losses incurred during the years ended December 31, 2015 or 2014.
Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio decreased from 8.9% for the year ended December 31, 2014 to 5.1% for the year ended December 31, 2015. The decrease is due to the overall lower weighted-average acquisition costs on reinsurance contracts in force during the year ended December 31, 2015, coupled with the expiration of Resonant consulting agreement discussed above.
Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and other administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio decreased from 32.4% for the year ended December 31, 2014 to 26.3% for the year ended December 31, 2015. The decrease is due to both a decrease in policy acquisition cost ratio discussed above, as well as a less than commensurate increase in general and administrative expenses when compared with increase in net premiums earned, as the correlation between these financial statement items is relatively low.

Tablle of Contents

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, we are not underwriting profitably and may not be profitable. The combined ratio of 32.4% and 26.3% for the years ended December 31, 2014 and 2015, respectively, is the same as the expense ratio above, given that we have not experienced losses.
FINANCIAL CONDITION – DECEMBER 31, 2015 COMPARED TO DECEMBER 31, 2014

Restricted Cash and Cash Equivalents. As of December 31, 2015, our restricted cash and cash equivalents increased by $2.2 million, or 8%, to $30.4 million, from $28.2 million as of December 31, 2014. The overall increase is due to collateral being placed for June 1, 2015 insurance contracts partially offset by collateral being returned on expiration of a number of insurance contracts at May 31, 2015.
Investments. As of December 31, 2015, our available for sale securities decreased by $2.5 million, or 21%, to $9.3 million, from $11.8 million as of December 31, 2014. The decrease is primarily a result of net sales of fixed-maturity and equity securities, coupled with increased unrealized losses on investments on our fixed-maturity and equity securities during the year ended December 31, 2015.
Loss Experience Refund Payable. As of December 31, 2015, our loss experience refund payable increased by $2.8 million, or 39%, to $9.9 million, from $7.1 million at December 31, 2014. The increase is due to both the recognition of a pro-rated liability over the year ended December 31, 2015, because the absence of loss experience under two of our reinsurance contracts obligates us to refund premium to two of our ceding reinsurers, offset by the cash settlement of our loss experience refund liability under one of our reinsurance contracts.
LIQUIDITY AND CAPITAL RESOURCES

General

We are organized as a holding company with substantially no operations at the holding company level. Our operations are conducted through our sole reinsurance subsidiary, Oxbridge Reinsurance Limited, which underwrites risks associated with our property and casualty reinsurance programs. We have minimal continuing cash needs at the holding company level, with such expenses principally being related to the payment of administrative expenses and shareholder dividends. There are restrictions on Oxbridge Reinsurance Limited’s ability to pay dividends which are described in more detail below.
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
As of December 31, 2015, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no plans to issue debt and expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.
Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited is subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for Oxbridge Reinsurance Limited is $500. As of December 31, 2015, Oxbridge Reinsurance Limited exceeded the minimum required. By law, Oxbridge Reinsurance Limited is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Tablle of Contents

Cash Flows

Our cash flows from operating, investing and financing activities for the years ended December 31, 2015 and 2014 are summarized below.

Cash Flows for the Year ended December 31, 2015
Net cash provided by operating activities for the year ended December 31, 2015 totaled $8,126, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses. Net cash used in investing activities of $1,951 was primarily due to the net sales of available for sale securities and increased collateral deposited in trust accounts. Net cash used in financing activities totaled $2,908 representing cash dividend payments.
Cash Flows for the Year ended December 31, 2014
Net cash provided by operating activities for the year ended December 31, 2014 totaled $8,769, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses. Net cash used in investing activities of $29,299 was primarily due to the net purchases of available for sale securities and increased collateral deposited in trust accounts. Net cash provided by financing activities totaled $25,242, which consisted primarily of net proceeds from the initial public offering of $26,950 offset by cash dividend payments of $1,708.

OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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

CRITICAL ACCOUNTING POLICIES

We are required to make estimates and assumptions in certain circumstances that affect amounts reported in our Consolidated Financial Statements and related notes. We evaluate these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. These accounting policies pertain to premium revenues and risk transfer, reserve for loss and loss adjustment expenses and reporting of deferred acquisition costs.

Tablle of Contents

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

Tablle of Contents

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

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 65 of this Annual Report on Form 10-K.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K (December 31, 2015). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.
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

Tablle of Contents

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2015, our internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B  OTHER INFORMATION

None.

Tablle of Contents

PART III

ITEM 10  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than the information regarding our code of ethics set forth below, the information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the SEC not later than 120 days after December 31, 2015.

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

ITEM 11  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the SEC not later than 120 days after December 31, 2015.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the SEC not later than 120 days after December 31, 2015.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the SEC not later than 120 days after December 31, 2015.

ITEM 14  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2016 annual meeting of stockholders to be filed with the SEC not later than 120 days after December 31, 2015.

PART IV

ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
Documents Filed as Part of the Report

The Consolidated Financial Statements, other financial information, financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page  49 of this Annual Report on Form 10-K.

(b)
Exhibits

Reference is made to the separate exhibit index contained on pages 45 through 47 filed herewith.

Tablle of Contents

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

10.1	Lease between 90 North Church Street Ltd. and Oxbridge Re Holdings Limited dated April 17, 2015.
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

10.4*
Executive Employment Agreement, dated July 18, 2013, by and between Oxbridge Re Holdings Limited and Jay Madhu (incorporated by reference to Exhibit 10.3 to Oxbridge Re Holdings Limited’s Registration Statement on Form S-1 filed January 27, 2014) (Commission File No. 333-193577).

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

10.7*
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
101
The following materials from Oxbridge Re Holdings Limited’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements.

* Indicates a management contract or compensatory plan or arrangement.

(c)          Financial Statement Schedules

The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 48 of this Annual Report on Form 10-K.

Tablle of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

By:	/s/ JAY MADHU
Jay Madhu
Chief Executive Officer and President
(Principal Executive Officer)

Date:	March 5, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 5, 2016 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ WRENDON TIMOTHY	/s/ JAY MADHU
Wrendon Timothy	Jay Madhu
Financial Controller and Secretary (Principal Financial Officer and Principal Accounting Officer)	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ PARESH PATEL	/s/ KRISHNA PERSAUD
Paresh Patel	Krishna Persaud
Director	Director

/s/ RAY CABILLOT	/s/ ALLAN MARTIN
Ray Cabillot	Allan Martin
Director	Director

/s/ MAYUR PATEL
Mayur Patel
Director

Tablle of Contents

Index to Consolidated Financial Statements and Financial Statement Schedules

Form 10-K
Page(s)

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2015 and 2014	F-2

Consolidated Statements of Income for the years ended December 31, 2015 and 2014	F-3

Consolidated Statements of Comprehensive Income for the years ended
December 31, 2015 and 2014	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2015
and 2014	F-5

Consolidated Statements of Changes in Shareholders’ Equity for the years ended
December 31, 2015 and 2014	F-7

Notes to Consolidated Financial Statements	F-8

Financial Statements Schedules

Schedule I – Summary of Investments – Other than Investments in Related Parties	F-27

Schedule II – Condensed Financial Information of the Registrant	F-28

Schedule III – Supplementary Insurance Information	F-31

Schedule IV – Supplementary Reinsurance Information	F-32

Tablle of Contents

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Oxbridge Re Holdings Limited
Grand Cayman, Cayman Islands:

We have audited the accompanying consolidated balance sheets of Oxbridge Re Holdings Limited and Subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for years then ended. These consolidated financial statements are the responsibility of the Company’s management. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
HACKER, JOHNSON & SMITH PA
Tampa, Florida
March 5, 2016

500 North Westshore Boulevard, Post Office Box 20368, Tampa, Florida 33622-0368, (813) 268-2424
A Registered Public Accounting Firm

Tablle of Contents

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Consolidated Balance Sheets
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At December 31,
	2015	2014
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $3,080 and $3,681, respectively)	$3,096	3,659
Equity securities, available for sale, at fair value (cost: $7,742 and $8,140, respectively)	6,252	8,179
Total investments	9,348	11,838
Cash and cash equivalents	8,584	5,317
Restricted cash and cash equivalents	30,368	28,178
Accrued interest and dividend receivable	25	22
Premiums receivable	4,117	4,081
Deferred policy acquisition costs	90	132
Prepayment and other receivables	91	80
Property and equipment, net	64	46
Total assets	$52,687	49,694

Liabilities and Shareholders’ Equity
Liabilities:
Loss experience refund payable	$9,913	7,133
Unearned premiums reserve	5,571	5,744
Accounts payable and other liabilities	176	109
Total liabilities	15,660	12,986

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 6,060,000 and 6,000,000 shares issued and outstanding)	6	6
Additional paid-in capital	33,657	33,540
Retained earnings	4,838	3,145
Accumulated other comprehensive (loss) / income	(1,474)	17
Total shareholders’ equity	37,027	36,708
Total liabilities and shareholders’ equity	$52,687	49,694

See accompanying Notes to Consolidated Financial Statements

Tablle of Contents

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Consolidated Statements of Income
(expressed in thousands of U.S. Dollars, except per share amounts)

	Years Ended December 31,
	2015	2014

Revenue
Assumed premiums	$14,888	14,293
Change in loss experience refund payable	(8,294)	(5,766)
Change in unearned premiums reserve	173	(3,708)

Net premiums earned	6,767	4,819
Net realized investment (losses) gains	(325)	641
Net investment income	337	99
Other-than-temporary impairment losses	(399)	-

Total revenue	6,380	5,559

Expenses
Policy acquisition costs and underwriting expenses	344	431
General and administrative expenses	1,435	1,128

Total expenses	1,779	1,559

Net income	$4,601	4,000

Earnings per share
Basic and Diluted	$0.76	0.82

See accompanying Notes to Consolidated Financial Statements

Tablle of Contents

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
 (expressed in thousands of U.S. Dollars)

	Years Ended December 31,
	2015	2014

Net income	$4,601	4,000
Other comprehensive (loss) income:
Change in unrealized gain on investments:
Unrealized (loss) gain arising during the year	(2,215)	658
Other-than-temporary impairment losses	399	-
Reclassification adjustment for net realized losses (gains) included in net income	325	(641)

Net change in unrealized (loss) gain	(1,491)	17

Total other comprehensive (loss) income	(1,491)	17

Comprehensive income	3,110	4,017

See accompanying Notes to Consolidated Financial Statements

Tablle of Contents

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Consolidated Statements of Cash Flows
 (expressed in thousands of U.S. Dollars)

	Years Ended December 31,
	2015	2014
Operating activities
Net income	$4,601	4,000
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	117	-
Depreciation and amortization	18	13
Net realized investment (losses) gains	325	(641)
Other-than-temporary impairment losses	399
Change in operating assets and liabilities:
Accrued interest and dividend receivable	(3)	(22)
Premiums receivable	(36)	(4,081)
Deferred policy acquisition costs	42	(63)
Prepayment and other receivables	(11)	(16)
Prepaid offering costs	-	417
Loss experience refund payable	2,780	5,766
Unearned premiums reserve	(173)	3,708
Accounts payable and other liabilities	67	(402)

Net cash provided by operating activities	$8,126	8,679

Investing activities
Change in restricted cash and cash equivalents	(2,190)	(18,060)
Purchase of fixed-maturity securities	(1,101)	(3,682)
Purchase of equity securities	(12,029)	(15,511)
Proceeds from sale of equity securities	12,272	8,013
Proceeds from sale of fixed-maturity securities	1,133	-
Purchase of property and equipment	(36)	(59)

Net cash used in investing activities	$(1,951)	(29,299)

Financing activities
Proceeds on issuance of share capital	-	5
Additional paid-in capital proceeds, net of offering costs, resulting from;
Share capital	-	21,865
Share warrants	-	5,080
Dividends paid	(2,908)	(1,708)

Net cash (used in) / provided by financing activities	$(2,908)	25,242

	(continued)

Tablle of Contents

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Consolidated Statements of Cash Flows, continued
 (expressed in thousands of U.S. Dollars)

	Years Ended December 31,
	2015	2014

Net change in cash and cash equivalents	3,267	4,622
Cash and cash equivalents at beginning of year	5,317	695

Cash and cash equivalents at end of year	$8,584	5,317

Supplemental disclosure of cash flow information
Interest paid	-	-
Income taxes paid	-	-

Non-cash investing activities
Net change in unrealized (loss) gain on securities available for sale	(1,491)	17

See accompanying Notes to Consolidated Financial Statements

Tablle of Contents

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders’ Equity
Years ended December 31, 2015 and 2014
 (expressed in thousands of U.S. Dollars, except per share amounts)

	Ordinary Share Capital		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2013	1,115,350	1	6,595	853	-	7,449
Net proceeds from the sale of ordinary shares	4,884,650	5	21,865	-	-	21,870
Ordinary share warrants	-	-	5,080	-	-	5,080
Cash dividends paid ($0.48 per share)	-	-	-	(1,708)	-	(1,708)
Net income	-	-	-	4,000	-	4,000
Total other comprehensive income	-	-	-	-	17	17

Balance at December 31, 2014	6,000,000	$6	33,540	3,145	17	36,708
Cash dividends paid ($0.48 per share)	-	-	-	(2,908)	-	(2,908)
Net income	-	-	-	4,601	-	4,601
Issuance of restricted stock	60,000	-	-	-	-	-
Stock-based compensation	-	-	117	-	-	117
Total other comprehensive loss	-	-	-	-	(1,491)	(1,491)
Balance at December 31, 2015	6,060,000	6	33,657	4,838	(1,474)	37,027

See accompanying Notes to Consolidated Financial Statements

Tablle of Contents
Notes to Consolidated Financial Statements
For the years ended December 31, 2015 and 2014

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

Tablle of Contents
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

The Company reviews all securities for other-than-temporary impairment ("OTTI") on a quarterly basis and more frequently when economic or market conditions warrant such review. When the fair value of any investment is lower than its cost, an assessment is made to see whether the decline is temporary or other-than-temporary. If the decline is determined to be other-than-temporary the investment is written down to fair value and an impairment charge is recognized in income in the period in which the Company makes such determination. For a debt security that the Company does not intend to sell nor is it more likely than not that the Company will be required to sell before recovery of its amortized cost, only the credit loss component is recognized in income, while impairment related to all other factors is recognized in other comprehensive (loss) income. The Company considers various factors in determining whether an individual security is other-than-temporarily impaired (see Note 4).

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

Tablle of Contents
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

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts, and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At December 31, 2015 and 2014, the DAC was considered fully recoverable and no premium deficiency loss was recorded.

Property and equipment: Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the years ended December 31, 2015 and 2014, there were no impairments in property and equipment.

Allowance for uncollectible receivables: Management evaluates credit quality by evaluating the exposure to individual counterparties, and, where warranted, management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized as income in the year in which they are determined. At December 31, 2015 and 2014, no receivables were determined to be overdue or impaired and, accordingly, no allowance for uncollectible receivables has been established.

Tablle of Contents
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
There were no losses or loss adjustment expenses incurred for the years ended December 31, 2015 and 2014.
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

Tablle of Contents
Notes to Consolidated Financial Statements, Continued

2.
SIGNIFICANT ACCOUNTING POLICIES (continued)
Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at December 31, 2015 and 2014.

Stock-Based Compensation: The Company accounts for stock-based compensation under the fair value recognition provisions of GAAP which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors, including stock options and restricted stock issuances, based on estimated fair values. The Company measures compensation for restricted stock based on the price of the Company’s ordinary shares at the grant date. Determining the fair value of share purchase options at the grant date requires significant estimation and judgment. The Company uses an option-pricing model (Black-Scholes option pricing model) to assist in the calculation of fair value for share purchase options. The Company's shares have not been publicly traded for a sufficient length of time to solely use the Company's performance to reasonably estimate the expected volatility. Therefore, when estimating the expected volatility, the Company takes into consideration the historical volatility of similar entities. The Company considers factors such as an entity's industry, stage of life cycle, size and financial leverage when selecting similar entities. The Company uses a sample peer group of companies in the reinsurance industry as well as the Company’s own historical volatility in determining the expected volatility. Additionally, the Company uses the full life of the options, ten years, as the estimated term of the options, and has assumed no forfeitures during the life of the options.
The Company uses the straight-line attribution method for all grants that include only a service condition. Compensation expense related to all awards is included in general and administrative expenses.
Earnings per share: Basic earnings per share has been computed on the basis of the weighted-average number of ordinary shares outstanding during the periods presented. Diluted earnings per share is computed based on the weighted-average number of ordinary shares outstanding and reflects the assumed exercise or conversion of diluted securities, such as stock options and warrants, computed using the treasury stock method
Recent accounting pronouncements: The FASB issued ASU 2016-01 "Recognition and Measurement of Financial Assets and Financial Liabilities", in January 2016. The amendments require all equity investments to be measured at fair value with changes in the fair value recognized through net income, other than those accounted for under the equity method of accounting or those that result in the consolidation of the investee. Additionally, these amendments require presentation in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk for those liabilities measured at fair value. The amendments also require use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes. These amendments are effective for interim and annual periods beginning January 1, 2018. The Company is in the process of evaluating the impact of the ASU's adoption on the Company's consolidated financial statements.

Tablle of Contents
Notes to Consolidated Financial Statements, Continued

 In February 2016, the FASB issued ASU 2016-2, Leases (Topic 842) which will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with term of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease.  The new ASU will require both types of leases to be recognized on the balance sheet.  The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements.  For public companies, the ASU is effective for fiscal years beginning after December 15, 2018. The Company is in the process of evaluating the impact of the ASU's adoption on the Company's consolidated financial statements.

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

Reclassifications: Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS
	December 31,
	2015	2014
	(in thousands)

Cash on deposit	$3,567	$1,451
Cash held with custodians	5,017	3,866
Restricted cash held in trust	30,368	28,178

Total	38,952	33,495
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

Tablle of Contents
Notes to Consolidated Financial Statements, Continued

4. INVESTMENTS

The Company holds investments in fixed-maturity securities and equity securities that are classified as available for sale. At December 31, 2015 and 2014, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value ($000)
	($ in thousands)
As of December 31, 2015
Fixed-maturity securities
U.S. Treasury and agency securities	$2,969	$12	$-	$2,981
Exchange-traded debt securities	111	4	-	115

Total fixed-maturity securities	3,080	16	-	3,096

Preferred stocks	1,674	15	(174)	1,515
Common stocks	6,068	158	(1,489)	4,737

Total equity securities	7,742	173	(1,663)	6,252

Total available for sale securities	$10,822	$189	$(1,663)	$9,348

As of December 31, 2014
Fixed-maturity securities
U.S. Treasury and agency securities	$2,969	$2	$-	$2,971
Exchange-traded debt securities	513	18	-	531
Convertible debt securities	$199	$-	$(42)	$157

Total fixed-maturity securities	3,681	20	(42)	3,659

REITs	400	-	(20)	380
Preferred stocks	1,997	32	(5)	2,024
Common stocks	5,743	308	(276)	5,775

Total equity securities	8,140	340	(301)	8,179

Total available for sale securities	$11,821	$360	$(343)	$11,838

At December 31, 2015 and 2014, securities with a fair value of $3,637,628 and $3,463,051, respectively, are held in trust accounts as collateral under reinsurance contracts with the Company’s ceding insurers.

Tablle of Contents
Notes to Consolidated Financial Statements, Continued

4. INVESTMENTS (continued)
Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities at December 31, 2015 and 2014 are as follows:

	Amortized	Estimated
	Cost	Fair Value
	($ in thousands)
As of December 31, 2015
Available for sale
Due after one year through five years	$2,969	$2,981
Due after five years through ten years	111	115

	$3,080	$3,096

As of December 31, 2014
Available for sale
Due after one year through five years	$3,168	$3,128
Due after ten years	513	531

	$3,681	$3,659

Gross proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the years ended December 31, 2015 and 2014 are as follows:

	Gross proceeds from sales	Gross Realized Gains	Gross Realized Losses
	($ in thousands)
Year ended December 31, 2015
Fixed-maturity securities	$1,133	$81	$(251)

Equity securities	$12,272	$968	$(1,123)

Year ended December 31, 2014
Fixed-maturity securities	$-	$-	$-

Equity securities	$8,013	$642	$(1)

Tablle of Contents
Notes to Consolidated Financial Statements, Continued

4. INVESTMENTS (continued)
The Company regularly reviews its individual investment securities for OTTI. The Company considers various factors in determining whether each individual security is other-than-temporarily impaired, including:

●
the financial condition and near-term prospects of the issuer, including any specific events that may affect its operations or income;

●
the length of time and the extent to which the market value of the security has been below its cost or amortized cost;

●
general market conditions and industry or sector specific factors;

●
nonpayment by the issuer of its contractually obligated interest and principal payments; and

●
the Company’s intent and ability to hold the investment for a period of time sufficient to allow for the recovery of costs.

Securities with gross unrealized loss positions at December 31, 2015 and 2014, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
As of December 31, 2015	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
	($ in thousands)		($ in thousands)		($ in thousands)
Equity securities
Preferred stocks	174	1,054	-	-	174	1,054
All other common stocks	1,405	3,274	84	316	1,489	3,590

Total equity securities	1,579	4,328	84	316	1,663	4,644

Total available for sale securities	$1,579	$4,328	$84	$316	$1,663	$4,644

At December 31, 2015, there were 24 securities in an unrealized loss position of which 2 of these positions had been in an unrealized loss position for 12 months or greater.

Tablle of Contents
Notes to Consolidated Financial Statements, Continued

4. INVESTMENTS (continued)
	Less Than Twelve Months		Twelve Months or Greater		Total
	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
As of December 31, 2014	($ in thousands)		($ in thousands)		($ in thousands)
Fixed-maturity securities
Convertible debt securities	$42	$157	$-	$-	$42	$157

Total fixed-maturity securities	42	157	-	-	42	157
REITs	20	380	-	-	20	380
Preferred stocks	5	598	-	-	5	598
All other common stocks	276	3,933	-	-	276	3,933

Total equity securities	301	4,911	-	-	301	4,911

Total available for sale securities	$343	$5,068	$-	$-	$343	$5,068

At December 31, 2014, there were 17 securities in an unrealized loss position. None of these securities had been in an unrealized loss position for 12 months or greater.

The Company believes there were no fundamental issues such as credit losses or other factors with respect to its fixed-maturity securities. It is expected that the securities would not be settled at a price less than the par value of the investments and because the Company has the ability and intent to hold these securities and it is probable that the Company will not be required to sell these securities until a market price recovery or maturity, the Company does not consider any of its fixed-maturity securities to be other-than-temporarily impaired at December 31, 2015 and 2014.
In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost. For the year ended December 31, 2015, the Company determined that two equity securities were other-than-temporarily impaired after considering factors such as the length of time each security had been in an unrealized loss position, the extent of the decline and the near term prospect for recovery alongside other factors. As a result, the Company recognized impairment losses of $399,000 for year ended December 31, 2015. There were no impairment losses recorded for the year ended December 31, 2014.

Tablle of Contents
Notes to Consolidated Financial Statements, Continued

4. INVESTMENTS (continued)
Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2015 and 2014:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2015	($ in thousands)
Financial Assets:
Cash and cash equivalents	$8,584	$-	$-	$8,584

Restricted cash and cash equivalents	$30,368	$-	$-	$30,368

Fixed-maturity securities:
U.S. Treasury and agency securities	2,981	-	-	2,981
Exchange-traded debt securities	115	-	-	115

Total fixed-maturity securities	3,096	-	-	3,096

Preferred stocks	1,515	-	-	1,515
All other common stocks	4,737	-	-	4,737

Total equity securities	6,252	-	-	6,252

Total available for sale securities	9,348	-	-	9,348

Total	$48,300	$-	$-	$48,300

Tablle of Contents
Notes to Consolidated Financial Statements, Continued

4.       INVESTMENTS (continued)

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2014	($ in thousands)
Financial Assets:
Cash and cash equivalents	$5,317	$-	$-	$5,317

Restricted cash and cash equivalents	$28,178	$-	$-	$28,178

Fixed-maturity securities:
U.S. Treasury and agency securities	2,971	-	-	2,971
Exchange-traded debt securities	531	-	-	531
Convertible debt securities	157	-	-	157

Total fixed-maturity securities	3,659	-	-	3,659

REITs	380	-	-	380
Preferred stocks	2,024	-	-	2,024
All other common stocks	5,775	-	-	5,775

Total equity securities	8,179	-	-	8,179

Total available for sale securities	11,838	-	-	11,838

Total	$45,333	$-	$-	$45,333

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

Tablle of Contents
Notes to Consolidated Financial Statements, Continued

6.  EARNINGS PER SHARE

A summary of the numerator and denominator of the basic and diluted earnings per share is presented below (dollars in thousands except per share amounts):
	December 31,
	2015	2014

Numerator:
Net earnings	$4,601	4,000

Denominator:
Weighted average shares - basic	6,056,219	4,862,479
Effect of dilutive securities - Stock options	-	-
Shares issuable upon conversion of warrants	-	-
Weighted average shares - diluted	6,056,219	4,862,479
Earnings per shares - basic	$0.76	0.82
Earnings per shares - diluted	$0.76	0.82

For the year ended December 31, 2015, 180,000 options to purchase 180,000 ordinary shares were anti-dilutive as the sum of the proceeds, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary share during the year.
For the years ended December 31, 2015 and 2014, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were not dilutive because the exercise price of $7.50 exceeded the average market price of the Company’s ordinary share during the periods presented.
GAAP requires the Company to use the two-class method in computing basic earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted earnings per share during periods of net income.

Tablle of Contents
Notes to Consolidated Financial Statements, Continued

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

 In June 2013, the Company completed the sale of 1,115,350 units, each consisting of one of the Company’s ordinary shares and three warrants, in its initial private placement offering. One warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per share on or before May 31, 2018. The initial private placement offering resulted in aggregate gross proceeds to the Company of approximately $6.7 million, of which $3,480,000 related to the fair value proceeds on the warrants issued. In September 2014, all of the warrants issued in the private placement were exchanged, on a one-to-one basis, into warrants of the same class that were issued in the Company’s initial public offering.
The fair value of the warrants issued in the initial public offering and initial private placement offering of $1.04 per warrant was determined by the Black-Scholes pricing model using the following assumptions: volatility of 48%, an expected life of 5 years, expected dividend yield of 8% and a risk-free interest rate of 1.69%. There were 8,230,700 warrants outstanding at December 31, 2015 and 2014. No warrants were exercised during the years ended December 31, 2015 and 2014.
The Company declared and paid quarterly cash dividends of $0.12 per ordinary share during each of the four quarters of the year ended December 31, 2015.  The total amount of such dividends declared and paid during 2015 and 2014 were $2.9 million and $1.7 million, respectively.

On January 20, 2016, our Board of Directors declared a quarterly cash dividend of $0.12 per share payable on March 30, 2016 to shareholders of record on March 1, 2016
As of December 31, 2015 and 2014, none of the Company’s retained earnings were restricted from payment of dividends to the Company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in the Subsidiary, a dividend from the Subsidiary would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to CIMA.
Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement. See also Note 9.

Tablle of Contents
Notes to Consolidated Financial Statements, Continued

8.              SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. At December 31, 2015, there were 760,000 shares available for grant under the Plan.

Stock options

Stock options granted and outstanding under the Plan vests quarterly over four years, and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the year ended December 31, 2015 is as follows (option amounts not in thousands):

	Number of Options	Weighted- Average Exercise Price	Weighted- Averge Remaining Contractual Term	Aggregate Intinsic Value ($000)

Outstanding at January 1, 2015	-
Granted	180,000	$6
Exercised	-
Forfeited	-
Outstanding at December 31, 2015	180,000	$6	9 years	$-
Exercisable at December 31, 2015	45,000	$6	9 years	$-

Compensation expense recognized for the year ended December 31, 2015 totaled $29,000, and is included in general and administrative expenses. At December 31, 2015, there was approximately $87,000 unrecognized compensation expense related to non-vested stock options granted under the Plan, which the Company expects to recognize over a weighted-average period of thirty six (36) months.

During the year ended December 31, 2015, 180,000 options were granted with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

Expected dividend yield	8%
Expected volatility	35%
Risk-free interest rate	1.81%
Expected life (in years)	10
Per share grant date fair value of options issued	$0.64

Tablle of Contents
Notes to Consolidated Financial Statements, Continued

8.            SHARE-BASED COMPENSATION (continued)

Restricted Stock Awards

The Company has granted and may grant restricted stock awards to eligible individuals in connection with their service to the Company. The terms of the Company’s outstanding restricted stock grants may include service, performance and market-based conditions. The fair value of the awards with market-based conditions is determined using a Monte Carlo simulation method, which calculates many potential outcomes for an award and then establishes fair value based on the most likely outcome. The determination of fair value with respect to the awards with only performance or service-based conditions is based on the value of the Company’s stock on the grant date. Restricted stock awards granted and outstanding under the Plan vests quarterly over four years.

Information with respect to the activity of unvested restricted stock awards during the year ended December 31, 2015 is as follows (share amounts not in thousands):

	Weighted-
	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Nonvested at January 1, 2015	-
Granted	60,000	$5.86
Vested	(15,000)
Forfeited	-
Nonvested at December 31, 2015	45,000	$5.86

Compensation expense recognized for the year ended December 31, 2015 totaled $88,000, and is included in general and administrative expenses. At December 31, 2015, there was approximately $264,000 unrecognized compensation expense related to non-vested restricted stock granted under the Plan, which the Company expects to recognize over a weighted-average period of thirty six (36) months.

9.  NET WORTH FOR REGULATORY PURPOSES

The Subsidiary is subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of its license, the Subsidiary is required to maintain a minimum and prescribed capital requirement of $500 in accordance with the Subsidiary’s approved business plan filed with CIMA. At December 31, 2015, the Subsidiary’s net worth of $24.4 million exceeded the minimum and prescribed capital requirement. For the years ended December 31, 2015 and 2014, the Subsidiary’s net income was approximately $4.4 million and $3 million, respectively.
The Subsidiary is not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiary’s GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of December 31, 2015 and 2014 or for the years then ended.

Tablle of Contents
Notes to Consolidated Financial Statements, Continued

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

11. COMMITMENTS AND CONTINGENCIES

The Company has an operating lease for office space located at Strathvale House,
2nd Floor, 90 North Church Street, Grand Cayman, Cayman Islands. The term of the lease is thirty-eight months and commenced on April 17, 2015. Rent expense under this lease for the year ended December 31, 2015 was $31,000, respectively, and lease commitments at December 31, 2015 were $145,000.

The Company also has an operating lease for residential space at Britannia Villas #616, Grand Cayman, Cayman Islands that runs through October 31, 2017. Rent expense under this lease for the years ended December 31, 2015 and 2014 was $50,600 and $50,400, respectively, and lease commitments at December 31, 2015 were $94,600.

Tablle of Contents
Notes to Consolidated Financial Statements, Continued

12. RELATED PARTY TRANSACTIONS

The Company has entered into reinsurance agreements with Claddaugh and HCPCI, both of which are related entities through common directorships. At December 31, 2015 and 2014, included within premiums receivable, loss experience refund payable and unearned premiums reserve on the consolidated balance sheets are the following related-party amounts:

	December 31,
	2015	2014
	(in thousands)

Premiums receivable	$-	$501
Loss experience refund payable	$6,510	$3,917
Unearned premiums reserve	$1,392	$2,113

During the years ended December 31, 2015 and 2014, included within assumed premiums, change in loss experience refund payable and change in unearned premiums reserve on the consolidated statements of income are the following related-party amounts:

	December 31,
	2015	2014
	(in thousands)

Revenue
Assumed premiums	$3,340	$5,070
Change in loss experience refund payable	$(2,594)	$(2,550)
Change in unearned premiums reserve	$721	$(77)

Expenses
Policy acquisition costs & underwriting expenses	$-	$49

Tablle of Contents
Notes to Consolidated Financial Statements, Continued

13. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	At December 31,
	2015	2014

Leasehold improvements	$21	4
Furniture and Fixtures	38	26
Motor vehicle	21	21
Computer equipment	15	8
Total, at cost	95	59
less accumulated depreciation and amortization	(31)	(13)
Property and equipment, net	$64	46

14.  SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

Except as disclosed in Note 7 of these consolidated financial statements, there were no other events subsequent to December 31, 2015 for which disclosure was required.

Tablle of Contents

 SCHEDULE I

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2015

(expressed in thousands of U.S. dollars)

Type of investment	Cost or Amortized Cost	Fair Value	Balance Sheet Value

Fixed-maturity securities
U.S. Treasury and agency securities	$2,969	$2,981	$2,981
Exchange-traded debt securities	111	115	115

Total fixed-maturity securities	3,080	3,096	3,096

Preferred stocks	1,674	1,515	1,515
Common stocks	6,068	4,737	4,737

Total equity securities	7,742	6,252	6,252

Total investments	$10,822	$9,348	9,348

Tablle of Contents

SCHEDULE II

OXBRIDGE RE HOLDINGS LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEET - PARENT COMPANY ONLY
(expressed in thousands of U.S. Dollars)

	At December 31,
	2015	2014

Assets

Cash and cash equivalents	5,543	4,141
Investments, available for sale, at fair value	5,710	8,375
Investment in subsidiary	24,431	23,052
Accrued interest and dividend receivable	18	15
Due from subsidiary	1,354	1,115
Prepayment and other receivables	82	72
Property and equipment, net	64	47
Total assets	$37,202	36,817

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and other liabilities	175	109

Shareholders’ equity:
Total shareholders’ equity	37,027	36,708
Total liabilities and shareholders’ equity	$37,202	36,817

Tablle of Contents

SCHEDULE II (continued)

OXBRIDGE RE HOLDINGS LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF INCOME - PARENT COMPANY ONLY
(expressed in thousands of U.S. Dollars)

	Years Ended December 31,
	2015	2014

Revenue
Net investment income	$300	91
Net realized investment (losses) gains	(69)	641
Other-than-temporary impairment losses	(399)	-
Other income	1,788	1,393
Operating expenses	(1,425)	(1,119)
Income before equity in earnings of subsidiary	195	1,006
Equity in earnings of subsidiary	4,406	2,994

Net income	$4,601	4,000

Tablle of Contents

SCHEDULE II (continued)

OXBRIDGE RE HOLDINGS LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENT OF CASH - PARENT COMPANY ONLY
(expressed in thousands of U.S. Dollars)

	Years Ended December 31,
	2015	2014
Operating activities
Net income	$4,601	4,000
Adjustments to reconcile net income to net cash provided/(used in) by operating activities:
Equity in earnings of subsidiary	(4,406)	(2,994)
Stock-based compensation	117	-
Depreciation	18	13
Net realized investment losses (gains)	69	(641)
Other-than-temporary impairment losses	399	-
Change in operating assets and liabilities:
Accrued interest and dividend receivable	(3)	(15.00)
Due from subsidiary	(239)	(1,115)
Prepayment and other receivables	(10)	(43)
Prepaid offering costs	-	417
Accounts payable and other liabilities	66	(353)

Net cash provided by / (used in) operating activities	$612	(731)

Investing activities
Investment in subsidiary	-	(15,000)
Dividends from subsidiary	2,880	1,708
Purchase of available for sale securities	(10,670)	(15,724)
Proceeds from sale of available for sale securities	11,524	8,013
Purchase of property and equipment	(36)	(59)

Net cash provided by / (used in) investing activities	$3,698	(21,062)

Financing activities
Proceeds on issuance of share capital	-	5
Additional paid-in capital proceeds, net of offering costs, resulting from;
Share capital	-	21,865
Share warrants	-	5,080
Dividends paid	(2,908)	(1,708)

Net cash (used in) / provided by financing activities	$(2,908)	25,242

Net change in cash and cash equivalents	1,402	3,449
Cash and cash equivalents at beginning of year	4,141	692
Cash and cash equivalents at end of year	$5,543	4,141

Tablle of Contents

SCHEDULE III

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(expressed in thousands of U.S. dollars)

			Reserves
			for losses
			and loss				Net losses,	Amortization
		Deferred	adjustment	Unearned	Net		and loss	of deferred		Gross
		acquisition	expenses	premiums	premiums	Investment	adjustment	acquisition	Operating	premiums
Year	Segment	costs, net	– gross	– gross	earned	income (loss)	expenses	costs	expenses	written
2015	Property & Casualty	$90	$-	$5,571	$6,767	$(387)	$-	$344	$1,435	$14,888
2014	Property & Casualty	$132	$-	$5,744	$4,819	$740	$-	$431	$1,128	$14,293

SCHEDULE IV

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
REINSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(expressed in thousands of U.S. dollars)

			Premiums	Premiums		Percentage
		Direct	ceded to	assumed		of amount
		Gross	other	from other		assumed to
Year	Segment	Premiums	companies	companies	Net amount	net
2015	Property & Casualty	$-	$-	$14,888	$14,888	100%
2014	Property & Casualty	$-	$-	$14,293	$14,293	100%