Form 10-Q
period 2016-03-31
OXBRIDGE RE HOLDINGS Ltd
filed 2016-05-16
CIK 1584831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 1-36346

OXBRIDGE RE HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1150254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Strathvale House, 2nd Floor90 North Church Street, GeorgetownP.O. Box 469 Grand Cayman, Cayman Islands	KY1-9006
(Address of principal executive offices)	(Zip Code)

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
Larege accelerated ☐	Accelerated ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of May 9, 2016; 6,060,000 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Consolidated Balance Sheets
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At March 31, 2016	At December 31, 2015
	(Unaudited)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $6,192 and $3,080, respectively)	$6,219	3,096
Equity securities, available for sale, at fair value (cost: $8,033 and $7,742, respectively)	6,820	6,252
Total investments	13,039	9,348
Cash and cash equivalents	8,614	8,584
Restricted cash and cash equivalents	28,889	30,368
Accrued interest and dividend receivable	31	25
Premiums receivable	1,655	4,117
Deferred policy acquisition costs	55	90
Prepayment and other receivables	93	91
Property and equipment, net	59	64
Total assets	$52,435	52,687

Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$63	-
Loss experience refund payable	12,001	9,913
Unearned premiums reserve	2,606	5,571
Accounts payable and other liabilities	104	176
Total liabilities	14,774	15,660

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 6,060,000 shares issued and outstanding)	6	6
Additional paid-in capital	33,687	33,657
Retained earnings	5,154	4,838
Accumulated other comprehensive loss	(1,186)	(1,474)
Total shareholders’ equity	37,661	37,027
Total liabilities and shareholders’ equity	$52,435	52,687

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
 Consolidated Statements of Income
(Unaudited)
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	Three Months Ended
	March 31,
	2016	2015

Revenue
Assumed premiums	$503	600
Change in loss experience refund payable	(2,088)	(2,052)
Change in unearned premiums reserve	2,966	2,999

Net premiums earned	1,381	1,547
Net realized investment gains	56	644
Net investment income	94	76

Total revenue	1,531	2,267

Expenses
Losses and loss adjustment expenses	63	-
Policy acquisition costs and underwriting expenses	61	87
General and administrative expenses	364	350

Total expenses	488	437

Net income	$1,043	1,830

Earnings per share
Basic and Diluted	$0.17	0.30

Weighted-average shares outstanding
Basic and Diluted	6,060,000	6,044,667

Dividends paid per share	$0.12	0.12

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
 Consolidated Statements of Comprehensive Income
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Three Months Ended
	March 31,
	2016	2015

Net income	$1,043	1,830
Other comprehensive income (loss):
Change in unrealized gain on investments:
Unrealized gain arising during the period	344	285
Reclassification adjustment for net realized gains) included in net income	(56)	(644)

Net change in unrealized gain (loss)	288	(359)

Total other comprehensive income (loss)	288	(359)

Comprehensive income	$ 1,331	1,471

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
 Consolidated Statements of Cash Flows
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Three Months Ended
	March 31,
	2016	2015
Operating activities
Net income	$1,043	1,830
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	30	29
Depreciation and amortization	5	4
Net realized investment gains	(56)	(644)
Change in operating assets and liabilities:
Accrued interest and dividend receivable	(6)	(3)
Premiums receivable	2,462	2,082
Deferred policy acquisition costs	35	57
Prepayment and other receivables	(2)	(11)
Reserve for losses and loss adjustment expenses	63	-
Loss experience refund payable	2,088	2,052
Unearned premiums reserve	(2,965)	(2,999)
Accounts payable and other liabilities	(72)	(38)

Net cash provided by operating activities	$2,625	2,359

Investing activities
Change in restricted cash and cash equivalents	1,479	(1,824)
Purchase of fixed-maturity securities	(3,111)	(1,101)
Purchase of equity securities	(1,683)	(7,125)
Proceeds from sale of fixed-maturity and equity securities	1,447	6,912
Purchase of property and equipment	-	(5)

Net cash used in investing activities	$(1,868)	(3,143)

Financing activities
Dividends paid	(727)	(727)

Net cash used in financing activities	$(727)	(727)

 (continued)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
 Consolidated Statements of Cash Flows, continued
(Unaudited)
(expressed in thousands of U.S. Dollars)

	March 31,
	2016	2015

Net change in cash and cash equivalents	30	(1,511)
Cash and cash equivalents at beginning of period	8,584	5,317

Cash and cash equivalents at end of period	$8,614	3,806

Supplemental disclosure of cash flow information
Interest paid	-	-
Income taxes paid	-	-

Non-cash investing activities
Net change in unrealized gain (loss) on securities available for sale	288	(359)

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
 Three Months Ended March 31, 2016 and 2015
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	Ordinary Share Capital		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2014	6,000,000	6	33,540	3,145	17	36,708
Cash dividends paid	-	-	-	(727)	-	(727)
Net income for the period	-	-	-	1,830	-	1,830
Issuance of restricted stock	60,000	-	-	-	-	-
Stock-based compensation		-	29	-	-	29
Total other comprehensive loss	-	-	-	-	(359)	(359)
Balance at March 31, 2015	6,060,000	6	33,569	4,248	(342)	37,481

Balance at December 31, 2015	6,060,000	6	33,657	4,838	(1,474)	37,027
Cash dividends paid	-	-	-	(727)	-	(727)
Net income for the period	-	-	-	1,043	-	1,043
Stock-based compensation	-	-	30	-	-	30
Total other comprehensive income	-	-	-	-	288	288
Balance at March 31, 2016	6,060,000	6	33,687	5,154	(1,186)	37,661

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2016

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
(b)
Basis of Presentation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of March 31, 2016 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2016. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 included in the Company’s Form 10-K, which was filed with the SEC on March 17, 2016.
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
March 31, 2016

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

Investments: The Company’s investments consist of fixed-maturity securities and equity securities, and are classified as available-for-sale. The Company’s investments are carried at fair value with changes in fair value included as a separate component of accumulated other comprehensive (loss) in shareholders’ equity.

Unrealized gains or losses are determined by comparing the fair market value of the securities with their cost or amortized cost. Realized gains and losses on investments are recorded on the trade date and are included in the consolidated statements of income. The cost of securities sold is based on the specified identification method. Investment income is recognized as earned and discounts or premiums arising from the purchase of debt securities are recognized in investment income using the interest method over the remaining term of the security.

The Company reviews all securities for other-than-temporary impairment ("OTTI") on a quarterly basis and more frequently when economic or market conditions warrant such review. When the fair value of any investment is lower than its cost, an assessment is made to see whether the decline is temporary of other-than-temporary. If the decline is determined to be other-than-temporary the investment is written down to fair value and an impairment charge is recognized in income in the period in which the Company makes such determination. For a debt security that the Company does not intend to sell nor is it more likely than not that the Company will be required to sell before recovery of its amortized cost, only the credit loss component is recognized in income, while impairment related to all other factors is recognized in other comprehensive income (loss)    . The Company considers various factors in determining whether an individual security is other-than-temporarily impaired (see Note 4).

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2016

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

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts, and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At March 31, 2016, the DAC was considered fully recoverable and no premium deficiency loss was recorded.

Property and equipment: Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the three-month period ended March 31, 2016, there were no impairments in property and equipment.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2016

Allowance for uncollectible receivables: Management evaluates credit quality by evaluating the exposure to individual counterparties; where warranted management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized as income in the year in which they are determined. At March 31, 2016, no receivables were determined to be overdue or impaired and, accordingly, no allowance for uncollectible receivables has been established.
Reserves for losses and loss adjustment expenses: The Company determines its reserves for losses and loss adjustment expenses on the basis of the claims reported by the Company’s ceding insurers. Incurred but not reported (“IBNR”) reserves are estimated by management using various actuarial methods in addition to the ceding insurer’s estimated IBNR, historical industry loss experience and management’s professional judgment. The reserves for losses and loss adjustment expenses represent management’s best estimate of the ultimate settlement costs of all losses and loss adjustment expenses. Management believes that the amounts are adequate; however, the inherent impossibility of predicting future events with precision, results in uncertainty as to the amount which will ultimately be required for the settlement of losses and loss expenses, and the differences could be material. Adjustments are reflected in the consolidated statements of income in the period in which they are determined.
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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2016

Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at March 31, 2016.

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
Recent accounting pronouncements:

Accounting Standards Update No. 2016-09. In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Compensation-Stock Compensation (Topic 718), which affects all entities that issue share-based awards to their employees. Among the amendments affecting share-based payment transactions are their income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for all public entities for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2017, and for interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this guidance on the Company’s financial statements.

Accounting Standards Update No. 2016-02. In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), which supersedes Topic 840 and creates the new lease accounting standards for lessees and lessors, primarily related to the recognition of lease assets and liabilities by lessees for leases classified as operating leases. ASU 2016-02 is effective for all public entities for reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this guidance on the Company’s financial statements.

Accounting Standards Update No. 2016-01. In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (“ASU 2016-01”), Financial Instruments (Subtopic 825-10), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. One of the changes is to require certain equity investments to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 is effective for all public entities for reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. For all other entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact of this guidance on the Company’s financial statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2016

Reclassifications: Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At March 31,	At December 31,
	2016	2015
	(in thousands)

Cash on deposit	$6,868	$3,567
Cash held with custodians	1,746	5,017
Restricted cash held in trust	28,889	30,368

Total	37,503	38,952

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2016

4. INVESTMENTS

The Company holds investments in fixed-maturity securities and equity securities that are classified as available-for-sale. At March 31, 2016 and December 31, 2015, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value ($000)
	($ in thousands)
As of March 31, 2016
Fixed-maturity securities
U.S. Treasury and agency securities	$6,081	$27	$(9)	$6,099
Exchange-traded debt securities	111	9	-	120

Total fixed-maturity securities	6,192	36	(9)	6,219

Preferred stocks	1,888	36	(139)	1,785
Common stocks	6,145	160	(1,270)	5,035

Total equity securities	8,033	196	(1,409)	6,820

Total available for sale securities	$14,225	$232	$(1,418)	$13,039

As of December 31, 2015
Fixed-maturity securities
U.S. Treasury and agency securities	$2,969	$12	$-	$2,981
Exchange-traded debt securities	111	4	-	115

Total fixed-maturity securities	3,080	16	-	3,096

Preferred stocks	1,674	15	(174)	1,515
Common stocks	6,068	158	(1,489)	4,737

Total equity securities	7,742	173	(1,663)	6,252

Total available for sale securities	$10,822	$189	$(1,663)	$9,348

At March 31, 2016 and December 31, 2015, available-for-sale securities with fair value of $3,655,493 and $3,637,628, respectively, are held in trust accounts as collateral under reinsurance contacts with the Company’s ceding insurers.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2016

4. INVESTMENTS (continued)
Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities at March 31, 2016 and December 31, 2015 are as follows:

	Amortized	Estimated
	Cost	Fair Value
	($ in thousands)
As of March 31, 2016
Available for sale
Due after one year through five years	$6,081	$6,099
Due after five years through ten years	111	120

	$6,192	$6,219

As of December 31, 2015
Available for sale
Due after one year through five years	$2,969	$2,981
Due after ten years	111	115

	$3,080	$3,096

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three months ended March 31, 2016 and 2015 were as follows:

	Gross	Gross	Gross
	Proceeds	Realized	Realized
	from sales	Gains	Losses
($ in thousands)
Three Months Ended March 31, 2016
Fixed-maturity securities	$-	$-	$-

Equity securities	$1,447	$188	$(132)

Three Months Ended March 31, 2015
Fixed-maturity securities	$775	$75	$-

Equity securities	$6,137	$573	$4

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2016
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

Securities with gross unrealized loss positions at March 31, 2016 and December 31, 2015, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve		Twelve Months or
	Months		Greater		Total
As of March 31, 2016	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Loss	Value	Loss	Value	Loss	Value
	($ in thousands)		($ in thousands)		($ in thousands)

Fixed maturity securities
U.S. Treasury and agency securities	9	3,103	-	-	9	3,103

Total fixed-maturity securities	9	3,103	-	-	9	3,103

Equity securities
Preferred stocks	100	1,127	39	161	139	1,288
All other common stocks	805	2,031	465	951	1,270	2,982

Total equity securities	905	3,158	504	1,112	1,409	4,270

Total available for sale securities	$914	$6,261	$504	$1,112	$1,418	$7,373

At March 31, 2016, there were 25 securities in an unrealized loss position of which 5 of these positions had been in an unrealized loss position for 12 months or greater.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2016
4. INVESTMENTS (continued)
	Less Than Twelve		Twelve Months or
	Months		Greater		Total
As of December 31, 2015	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Loss	Value	Loss	Value	Loss	Value
	($ in thousands)		($ in thousands)		($ in thousands)
Equity securities
Preferred stocks	174	1,054	-	-	174	1,054
All other common stocks	1,405	3,274	84	316	1,489	3,590

Total equity securities	1,579	4,328	84	316	1,663	4,644

Total available for sale securities	$1,579	$4,328	$84	$316	$1,663	$4,644

At December 31, 2015, there were 24 securities in an unrealized loss position of which 2 of these positions had been in an unrealized loss position for 12 months or greater.

The Company believes there were no fundamental issues such as credit losses or other factors with respect to its fixed-maturity securities. It is expected that the securities would not be settled at a price less than the par value of the investments and because the Company has the ability and intent to hold these securities and it is probable that the Company will not be required to sell these securities until a market price recovery or maturity, the Company does not consider any of its fixed-maturity securities to be other-than-temporarily impaired at March 31, 2016 and December 31, 2015.

In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost, along with factors including the length of time each security had been in an unrealized loss position, the extent of the decline and the near term prospect for recovery. Based on management’s evaluation, the Company does not consider any of its equity securities to be other-than-temporarily impaired at March 31, 2016 and December 31, 2015.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2016

4. INVESTMENTS (continued)
Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2016 and December 31, 2015:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2016	($ in thousands)
Financial Assets:
Cash and cash equivalents	$8,614	$-	$-	$8,614

Restricted cash and cash equivalents	$28,889	$-	$-	$28,889

Fixed-maturity securities:
U.S. Treasury and agency securities	6,099	-	-	6,099
Exchange-traded debt securities	120	-	-	120

Total fixed-maturity securities	6,219	-	-	6,219

Preferred stocks	1,785	-	-	1,785
All other common stocks	5,035	-	-	5,035

Total equity securities	6,820	-	-	6,820

Total available for sale securities	13,039	-	-	13,039

Total	$50,542	$-	$-	$50,542

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2016

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2016

6. LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table summarizes the Company’s loss and loss adjustment expenses (“LAE”) and the reserve for loss and LAE reserve movements for the three-month periods ending March 31, 2016 and 2015:

	At March 31,	At March 31,
	2016	2015
	(in thousands)

Balance, beginning of period	$-	$-
Incurred related to:
Current period	63	-
Prior period	-	-
Total incurred	63	-
Paid related to:
Current period	-	-
Prior period	-	-
Total paid	-	-
Balance, end of period	$63	$-

The reserves for losses and LAE are comprised of case reserves (which are based on claims that have been reported) and incurred but not reported ("IBNR") reserves (which are based on losses that are believed to have occurred but for which claims have not yet been reported and may include a provision for expected future development on existing case reserves).

The uncertainties inherent in the reserving process and potential delays by cedants and brokers in the reporting of loss information, together with the potential for unforeseen adverse developments, may result in the reserve for losses and LAE ultimately being significantly greater or less than the reserve provided at the end of any given reporting period. The degree of uncertainty is further increased when a significant loss event takes place near the end of a reporting period. Reserve for losses and LAE estimates are regularly reviewed and updated as new information becomes known. Any resulting adjustments are reflected in income in the period in which they become known.

The Company’s reserving process is highly dependent on the timing of loss information received from its cedants and related brokers.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2016

7.  EARNINGS PER SHARE

A summary of the numerator and denominator of the basic and diluted earnings per share is presented below (dollars in thousands except per share amounts):
	Three Months Ended
	March 31,
	2016	2015

Numerator:
Net earnings	$1,106	1,830

Denominator:
Weighted average shares - basic	6,060,000	6,044,667
Effect of dilutive securities - Stock options	-	-
Shares issuable upon conversion of warrants	-	-
Weighted average shares - diluted	6,060,000	6,044,667
Earnings per shares - basic	$0.18	0.30
Earnings per shares - diluted	$0.18	0.30

For the three-month periods ended March 31, 2016 and 2015, 215,000 options to purchase 215,000 ordinary shares and 180,000 options to purchase 180,000 ordinary shares, respectively, were anti-dilutive as the sum of the proceeds, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary share during the periods presented.
For the three-month periods ended March 31, 2016 and 2015, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were not dilutive because the exercise price of $7.50 exceeded the average market price of the Company’s ordinary share during the periods presented.
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
March 31, 2016

8.  SHAREHOLDERS’ EQUITY

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

The fair value of the warrants issued in the initial public offering and initial private placement offering of $1.04 per warrant was determined by the Black-Scholes pricing model using the following assumptions: volatility of 48%, an expected life of 5 years, expected dividend yield of 8% and a risk-free interest rate of 1.69%. There were 8,230,700 warrants outstanding at March 31, 2016 and 2015. No warrants were exercised during the three-month periods ended March 31, 2016 and 2015.
On January 20, 2016, our Board of Directors declared a quarterly cash dividend of $0.12 per share payable on March 30, 2016 to shareholders of record on March 1, 2016.
On May 12, 2016, our Board of Directors declared a quarterly cash dividend of $0.12 per share payable on June 30, 2016 to shareholders of record on June 17, 2016.
As of March 31, 2016, none of the Company’s retained earnings were restricted from payment of dividends to the Company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in the Subsidiary, a dividend from the Subsidiary would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).
Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement. See also Note 9.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2016

9.  SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. At March 31, 2016, there were 725,000 shares available for grant under the Plan.

Stock options

The Company accounts for share-based compensation under the fair value recognition provisions of ASC Topic 718 – “Compensation – Stock Compensation.” Stock options granted and outstanding under the Plan vests quarterly over four years, and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three-month periods ended March 31, 2016 and 2015 is as follows (option amounts not in thousands):

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value ($000)

Outstanding at January 1, 2016	180,000
Granted	35,000
Outstanding at March 31, 2016	215,000	$6	8.9 years	$-
Exercisable at March 31, 2016	58,438	$6	8.9 years	$-
Outstanding at January 1, 2015	-
Granted	180,000	$6
Outstanding at March 31, 2015	180,000	$6	9.75 years	$-
Exercisable at March 31, 2015	11,250	$6	9.75 years	$-

Compensation expense recognized for the three-month periods ended March 31, 2016 and 2015 totaled $8,000 and $7,000, respectively, and is included in general and administrative expenses. At March 31, 2016, there was approximately $91,000 unrecognized compensation expense related to non-vested stock options granted under the Plan, which the Company expects to recognize over a weighted-average period of thirty five (35) months.

During the three-month periods ended March 31, 2016 and 2015, 180,000 options and 35,000 options, respectively, were granted with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2016

9.  SHARE-BASED COMPENSATION (continued)

	2016	2015

Expected dividend yield	9.6%	8%
Expected volatility	35%	35%
Risk-free interest rate	2.03%	1.81%
Expected life (in years)	10	10
Per share grant date fair value of options issued	$0.34	$0.64

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

Information with respect to the activity of unvested restricted stock awards during the three-month periods ended March 31, 2016 and 2015 is as follows (share amounts not in thousands):

	Weighted-
	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Nonvested at January 1, 2016	45,000	$5.86
Vested	(3,750)
Nonvested at March 31, 2016	41,250	$5.86

Nonvested at January 1, 2015	-
Granted	60,000	$5.86
Vested	(3,750)
Nonvested at March 31, 2015	56,250	$5.86

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2016
9.  SHARE-BASED COMPENSATION (continued)

Compensation expense recognized for the three-month periods ended March 31, 2016 and 2015 totaled $22,000 and $22,000, respectively, and is included in general and administrative expenses. At March 31, 2016, there was approximately $242,000 unrecognized compensation expense related to non-vested restricted stock granted under the Plan, which the Company expects to recognize over a weighted-average period of thirty three (33) months.

10.  NET WORTH FOR REGULATORY PURPOSES

The Subsidiary is subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of its license, the Subsidiary is required to maintain a minimum and prescribed capital requirement of $500 in accordance with the Subsidiary’s approved business plan filed with CIMA. At March 31, 2016, the Subsidiary’s net worth of $24.6 million exceeded the minimum and prescribed capital requirement. For the three-month periods ended March 31, 2016 and 2015, the Subsidiary’s net income was approximately $873 thousand $1.1 million, respectively.
The Subsidiary is not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiary’s GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of March 31, 2016 or for the periods then ended.

11.  FAIR VALUE AND CERTAIN RISKS AND UNCERTAINTIES

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
March 31, 2016

11.  FAIR VALUE AND CERTAIN RISKS AND UNCERTAINTIES (continued)

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

12.  COMMITMENTS AND CONTINGENCIES

The Company has an operating lease for office space located at Strathvale House,
2nd Floor, 90 North Church Street, Grand Cayman, Cayman Islands. The term of the lease is thirty-eight months and commenced on April 17, 2015. Rent expense under this lease for the three-month period ended March 31, 2016 was $13,300, and lease commitments at March 31, 2016 were $131,700.

The Company also has an operating lease for residential space at Britannia Villas #616, Grand Cayman, Cayman Islands that runs through October 31, 2017. Rent expense under this lease for the three month periods ended March 31, 2016 and 2015 was $12,900 and $12,600, respectively, and lease commitments at March 31, 2016 were $81,700.

13.  RELATED PARTY TRANSACTIONS

The Company has entered into reinsurance agreements with Claddaugh and HCPCI, both of which are related entities through common directorships. At March 31, 2016 and December 31, 2015, included within premiums receivable, loss experience refund payable and unearned premiums reserve on the consolidated balance sheets are the following related-party amounts:

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2016

13.  RELATED PARTY TRANSACTIONS (continued)

	At March 31, 2016	At December 31, 2015
	(in thousands)

Premiums receivable	$-	$-
Loss experience refund payable	$7,140	$6,510
Unearned premiums reserve	$557	$1,392

During the three-month periods ended March 31, 2016 and 2015, included within assumed premiums, change in loss experience refund payable and change in unearned premiums reserve on the consolidated statements of income are the following related-party amounts:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Revenue
Assumed premiums	$-	$-
Change in loss experience refund payable	$(630)	$(674)
Change in unearned premiums reserve	$835	$1,268

14.  SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

Except as disclosed in Note 8 of these consolidated financial statements, there were no other events subsequent to March 31, 2016 for which disclosure was required.

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
GENERAL
The following is a discussion and analysis of our results of operations for the three- month periods ended March 31, 2016 and 2015 and our financial condition as of March 31, 2016 and December 31, 2015. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 17, 2016. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiary, Oxbridge Reinsurance Limited, unless the context dictates otherwise.

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

RESULTS OF OPERATIONS
The following table summarizes our results of operations for the three-month periods ended March 31, 2016 and 2015 (dollars in thousands, except per share amounts):
OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Consolidated Statements of Income (unaudited)
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	Three Months Ended
	March 31,
	2016	2015

Revenue
Assumed premiums	$503	600
Change in loss experience refund payable	(2,088)	(2,052)
Change in unearned premiums reserve	2,966	2,999

Net premiums earned	1,381	1,547
Net realized investment gains	56	644
Net investment income	94	76

Total revenue	1,531	2,267

Expenses
Loss and loss adjustment expenses	63	-
Policy acquisition costs and underwriting expenses	61	87
General and administrative expenses	364	350

Total expenses	488	437

Net income	$1,043	1,830

Earnings per share
Basic and Diluted	$0.17	0.30

Weighted-average shares outstanding
Basic and Diluted	6,060,000	6,044,667

Dividends paid per share	$0.12	0.12

Performance ratios to net premiums earned:
Loss ratio	4.6%	0%
Acquisition cost ratio	4.4%	5.6%
Expense ratio	30.8%	28.2%
Combined ratio	35.3%	28.2%

General. Net income for the quarter ended March 31, 2016 was $1.04 million, or $0.17 per basic and diluted share, compared to a net income of $1.8 million, or $0.30 per basic and diluted share, for the quarter ended March 31, 2015. The decrease in net income from $1.8 million to $1.04 million was primarily due to lower net realized investment gains during the quarter ended March 31, 2016 compared with the previous quarter, as well as the recording of losses and loss adjustment expenses during the quarter ending March 31, 2016.

Premium Income. Premiums earned reflects the pro rata inclusion into income of premiums assumed (net of loss experience refund) over the life of the reinsurance contracts.
Net premiums earned for the quarter ended March 31, 2016 decreased $166 thousand, or 11%, to $1.38 million, from $1.55 million for the quarter ended March 31, 2015. The decrease in net premiums earned was as a result of lower rates on policies in force during the quarter ended March 31, 2016, compared with the previous quarter.
Losses Incurred. Losses incurred for the quarter ended March 31, 2016 increased $63 thousand as a result of the establishment of reserves for losses and loss adjustment expenses for losses expected under one of our contracts. There were no losses incurred for the three months ended March 31, 2015.
Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs and underwriting expenses for the quarter ended March 31, 2016 decreased $25 thousand, or 29%, to 62 thousand from $87 thousand for the quarter ended March 31, 2015. The decrease is the result of both decreased net premiums earned and the lower weighted-average acquisition costs on reinsurance contracts in force during the quarter ended March 31, 2016, when compared with the previous quarter.
General and Administrative Expenses. General and administrative expenses for the quarter ended March 31, 2016 increased $14 thousand, or 4%, to $364 thousand, from $350 thousand for the quarter ended March 31, 2015. The increase is not considered material and simply represents random fluctuation in general and administrative expenses between the quarters represented.

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
Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio increased from 0% for the quarter ended March 31, 2015 to 4.6% for the quarter ended March 31, 2016. The increase is wholly due to the establishment of a reserve for losses and loss adjustment expenses for losses expected due to a covered event occurring during the quarter ended March 31, 2016.
Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio decreased from 5.6% for the quarter ended March 31, 2015 to 4.5% for the quarter ended March 31, 2016. The decrease is due to the overall lower weighted-average acquisition costs on reinsurance contracts in force during the three-month period ended March 31, 2016, compared with three-month period ended March 31, 2015.
Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and other administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio increased from 28.2% for the three-month period ended March 31, 2015 to 30.8% for the three-month period ended March 31, 2016. The increase is due to a less than commensurate decrease in general and administrative expenses when compared with the decrease in net premiums earned, as the correlation between these financial statements items are relatively low.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, we are not underwriting profitably and may not be profitable. The combined ratio increased from 28.2% for the three-month period ended March 31, 2015 to 35.3% for the three-month period ended March 31, 2016. The increase in the combined ratio is due to the factor mentioned in expense ratio above, as well as due to the recording of loss reserves for the quarter ending March 31, 2016, compared with none for the quarter ending March 31, 2015.
FINANCIAL CONDITION – MARCH 31, 2016 COMPARED TO DECEMBER 31, 2015

Restricted Cash and Cash Equivalents. As of March 31, 2016, our restricted cash and cash equivalents decreased by $1.5 million, or 5%, to $28.8 million, from $30.4 million as of December 31, 2015. The decrease is the net result of collateral returned on the expiration of three of our reinsurance contracts during the three-month period ended March 31, 2016, offset by funds placed as collateral under our a new contract written during the quarter.
Investments. As of March 31, 2016, our available-for-sale securities increased by $3.7 million, or 39%, to $13 million, from $9.3 million as of December 31, 2015. The increase is primarily a result of net purchases of fixed-maturity and equity securities during the three-month period ended March 31, 2016.
Premiums Receivable. As of March 31, 2016, our premiums receivable decreased by approximately $2.5 million, or 60%, to $1.6 million, from $4.1 million as of December 31, 2015. The decrease is due to the receipt of premium installments during the three-month period ended March 31, 2016.
Loss Experience Refund Payable. As of March 31, 2016, our loss experience refund payable increased by $2.1 million, or 21%, to $12 million, from $9.9 million at December 31, 2015. The increase is due primarily to the recognition of a pro-rated liability over the three-month period ended March 31, 2016, because the absence of loss experience under two of our reinsurance contracts obligates us to refund premium to two of our ceding reinsurers.
Unearned Premiums Reserve. As of March 31, 2016, our unearned premiums reserve decreased by $3 million, or 53%, to $2.6 million, from $5.6 million at December 31, 2015. The decrease is due wholly to the recognition of premium income on in-force reinsurance contracts during the three-month period ended March 31, 2016.

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
As of March 31, 2016, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no plans to issue debt and expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.
Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited is subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for Oxbridge Reinsurance Limited is $500. As of March 31, 2016, Oxbridge Reinsurance Limited exceeded the minimum required. By law, Oxbridge Reinsurance Limited is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing and financing activities for the three-month periods ended March 31, 2016 and 2015 are summarized below.

Cash Flows for the Three months ended March 31, 2016 (in thousands)

Net cash provided by operating activities for the three months ended March 31, 2016 totaled $2,625, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses. Net cash used in investing activities of $1,868 was primarily due to the net purchases of available-for-sale securities of $3,347, offset by net return of collateral of $1,479. Net cash used in financing activities totaled $727 representing cash dividend payments.

Cash Flows for the Three months ended March 31, 2015 (in thousands)

Net cash provided by operating activities for the three months ended March 31, 2016 totaled $2,359, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses. Net cash used in investing activities of $3,143 was primarily due to the purchases of available-for-sale securities of $8,226 and increased collateral funding of $1,824, offset by proceeds from sales of available-for-sale securities of $6,912. Net cash used in financing activities totaled $727 representing cash dividend payments.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Reserves for Losses and Loss Adjustment Expenses. We determine our reserves for losses and loss adjustment expenses on the basis of the claims reported by our ceding insurers. Incurred but not reported (“IBNR”) reserves are estimated by management using various actuarial methods in addition to the ceding insurer’s estimated IBNR, historical industry loss experience and our professional judgment. The reserves for losses and loss adjustment expenses represent management’s best estimate of the ultimate settlement costs of all losses and loss adjustment expenses. We believe that the amounts are adequate; however, the inherent impossibility of predicting future events with precision, results in uncertainty as to the amount which will ultimately be required for the settlement of losses and loss expenses, and the differences could be material. Adjustments are reflected in the consolidated statements of income in the period in which they are determined.

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

As at March 31, 2016 our best estimate for reserves for loss and loss adjustment expenses was $63 thousand, with IBNR representing approximately 12% of such reserves.

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our reserve for losses and loss adjustment expense. Due to the low frequency and high severity nature of claims within much of our business, our reserving methodology principally involves arriving at a specific point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual loss reserves established.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.
Legal Proceedings
We are not currently involved in any litigation or arbitration. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.
Item 1A.
Risk Factors
There have been no material changes to the risk factors previously disclosed in the section entitled “Risk Factors” in our Form 10-K, which was filed with the Securities and Exchange Commission on March 17, 2016.
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

101
The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: May 16, 2016	By: /s/ JAY MADHU
Jay Madhu Chief Executive Officer and President (Principal Executive Officer)

Date: May 16, 2016	By: /s/ WRENDON TIMOTHY
Wrendon Timothy Financial Controller and Secretary (Principal Financial Officer and PrincipalAccounting Officer)