Form 10-Q
period 2016-06-30
OXBRIDGE RE HOLDINGS Ltd
filed 2016-08-15
CIK 1584831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of August 10, 2016; 6,037,137 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Consolidated Balance Sheets
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At June 30, 2016	At December 31, 2015
	(Unaudited)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $6,081 and $3,080, respectively)	$6,099	3,096
Equity securities, available for sale, at fair value (cost: $8,273 and $7,742, respectively)	7,624	6,252
Total investments	13,723	9,348
Cash and cash equivalents	4,658	8,584
Restricted cash and cash equivalents	30,562	30,368
Accrued interest and dividend receivable	56	25
Premiums receivable	9,606	4,117
Deferred policy acquisition costs	245	90
Prepayment and other receivables	130	91
Property and equipment, net	55	64
Total assets	$59,035	52,687

Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$2,250	-
Loss experience refund payable	4,729	9,913
Unearned premiums reserve	13,533	5,571
Accounts payable and other liabilities	193	176
Total liabilities	20,705	15,660

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 6,048,470 and 6,060,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	6	6
Additional paid-in capital	33,657	33,657
Retained earnings	5,298	4,838
Accumulated other comprehensive loss	(631)	(1,474)
Total shareholders’ equity	38,330	37,027
Total liabilities and shareholders’ equity	$59,035	52,687

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
 Consolidated Statements of Income
(Unaudited)
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Revenue
Assumed premiums	$14,562	14,288	$15,065	14,888
Change in loss experience refund payable	(289)	(2,065)	(2,377)	(4,116)
Change in unearned premiums reserve	(10,927)	(10,587)	(7,961)	(7,588)

Net premiums earned	3,346	1,636	4,727	3,184
Net realized investment gains	77	333	133	976
Net investment income	109	96	203	172

Total revenue	3,532	2,065	5,063	4,332

Expenses
Losses and loss adjustment expenses	2,215	-	2,278	-
Policy acquisition costs and underwriting expenses	68	87	129	174
General and administrative expenses	377	321	741	671

Total expenses	2,660	408	3,148	845

Net income	$ 872	1,657	$1,915	3,487

Earnings per share
Basic and Diluted	$0.14	0.27	$0.32	0.58

Dividends paid per share	$0.12	0.12	$0.24	0.24

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
 Consolidated Statements of Comprehensive Income
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Net income$	872	1,657	$1,915	3,487
Other comprehensive loss:
Change in unrealized gain on investments:
Unrealized loss arising during the period	632	(1,042)	976	(758)
Reclassification adjustment for net realized gains included in net income	(77)	(333)	(133)	(976)

Net change in unrealized gain / (loss)	555	(1,375)	843	(1,734)

Total other comprehensive income / (loss)	555	(1,375)	843	(1,734)

Comprehensive income	1,427	282	2,758	1,753

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
 Consolidated Statements of Cash Flows
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Six Months Ended
	June 30,
	2016	2015
Operating activities
Net income	$1,915	3,487
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	60	58
Depreciation and amortization	10	7
Net realized investment gains	(133)	(976)
Change in operating assets and liabilities:
Accrued interest and dividend receivable	(31)	(9)
Premiums receivable	(5,489)	(6,917)
Deferred policy acquisition costs	(155)	(128)
Prepayment and other receivables	(39)	(19)
Loss and loss adjustment expenses	2,250	-
Loss experience refund payable	(5,184)	(1,397)
Unearned premiums reserve	7,962	7,588
Accounts payable and other liabilities	17	41

Net cash provided by operating activities	$1,183	1,735

Investing activities
Change in restricted cash and cash equivalents	(194)	14,792
Purchase of fixed-maturity securities	(3,111)	(1,101)
Purchase of equity securities	(5,525)	(9,791)
Proceeds from sale of fixed-maturity and equity securities	5,237	10,704
Purchase of property and equipment	(1)	(25)

Net cash (used in) / provided by investing activities	$(3,594)	14,579

Financing activities
Repurchases of common stock under share repurchase plan	(60)	-
Cash dividends paid	(1,455)	(1,455)

Net cash used in financing activities	$(1,515)	(1,455)
	(continued)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
 Consolidated Statements of Cash Flows, continued
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015

Net change in cash and cash equivalents	(3,926)	14,859
Cash and cash equivalents at beginning of period	8,584	5,317

Cash and cash equivalents at end of period	$4,658	20,176

Supplemental disclosure of cash flow information
Interest paid	-	-
Income taxes paid	-	-

Non-cash investing activities
Net change in unrealized gain (loss) on securities available for sale	843	(1,734)

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
 Six Months Ended June 30, 2016 and 2015
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	Ordinary Share Capital		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity

Balance at December 31, 2014	6,000,000	6	33,540	3,145	17	36,708
Cash dividends paid	-	-	-	(1,455)	-	(1,455)
Net income for the period	-	-	-	3,487	-	3,487
Issuance of restricted stock	60,000	-	-	-	-	-
Stock-based compensation		-	58	-	-	58
Total other comprehensive loss	-	-	-	-	(1,734)	(1,734)
Balance at June 30, 2015	6,060,000	6	33,598	5,177	(1,717)	37,064

Balance at December 31, 2015	6,060,000	6	33,657	4,838	(1,474)	37,027
Cash dividends paid	-	-	-	(1,455)	-	(1,455)
Repurchase and retirement of common stock under share repurchase plan	(11,530)	-	(60)	-	-	(60)
Net income for the period	-	-	-	1,915	-	1,915
Stock-based compensation	-	-	60	-	-	60
Total other comprehensive income	-	-	-	-	843	843
Balance at June 30, 2016	6,048,470	6	33,657	5,298	(631)	38,330

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2016

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
(b)
Basis of Presentation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of June 30, 2016 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2016. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 included in the Company’s Form 10-K, which was filed with the SEC on March 17, 2016.
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
June 30, 2016

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
Restricted cash and cash equivalents: Restricted cash and cash equivalents represent funds held in accordance with the Company’s trust agreements with ceding insurers and trustees, which require the Company to maintain collateral with a market value greater than or equal to the limit of liability, less unpaid premium.

Investments: The Company’s investments consist of fixed-maturity securities and equity securities, and are classified as available-for-sale. The Company’s investments are carried at fair value with changes in fair value included as a separate component of accumulated other comprehensive loss in shareholders’ equity.

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
June 30, 2016

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

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts, and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At June 30, 2016, the DAC was considered fully recoverable and no premium deficiency loss was recorded.

Property and equipment: Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the three-month and six-month periods ended June 30, 2016, there were no impairments in property and equipment.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2016

Allowance for uncollectible receivables: Management evaluates credit quality by evaluating the exposure to individual counterparties; where warranted management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized as income in the year in which they are determined. At June 30, 2016, no receivables were determined to be overdue or impaired and, accordingly, no allowance for uncollectible receivables has been established.
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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2016

Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at June 30, 2016.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2016

Recent accounting pronouncements:

Accounting Standards Update No. 2016-09. In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09 (“ASU 2016-09”), Compensation-Stock Compensation (Topic 718), which affects all entities that issue share-based awards to their employees. Among the amendments affecting share-based payment transactions are their income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for all public entities for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2017, and for interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.
Accounting Standards Update No. 2016-02. In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), which supersedes Topic 840 and creates the new lease accounting standards for lessees and lessors, primarily related to the recognition of lease assets and liabilities by lessees for leases classified as operating leases. ASU 2016-02 is effective for all public entities for reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.
Accounting Standards Update No. 2016-01. In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (“ASU 2016-01”), Financial Instruments (Subtopic 825-10), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. One of the changes is to require certain equity investments to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 is effective for all public entities for reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. For all other entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

Reclassifications: Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2016

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At June 30,	At December 31,
	2016	2015
	(in thousands)

Cash on deposit	$2,501	$3,567
Cash held with custodians	2,157	5,017
Restricted cash held in trust	30,562	30,368

Total	35,220	38,952

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2016

4. INVESTMENTS

The Company holds investments in fixed-maturity securities and equity securities that are classified as available-for-sale. At June 30, 2016 and December 31, 2015, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value ($000)
	($ in thousands)
As of June 30, 2016
Fixed-maturity securities
U.S. Treasury and agency securities	$6,081	$33	$(15)	$6,099

Total fixed-maturity securities	6,081	33	(15)	6,099

Mutual funds	400	-	(19)	381
Preferred stocks	1,779	50	(38)	1,791
Common stocks	6,094	95	(737)	5,452

Total equity securities	8,273	145	(794)	7,624

Total available for sale securities	$14,354	$178	$(809)	$13,723

As of December 31, 2015
Fixed-maturity securities
U.S. Treasury and agency securities	$2,969	$12	$-	$2,981
Exchange-traded debt securities	111	4	-	115

Total fixed-maturity securities	3,080	16	-	3,096

Preferred stocks	1,674	15	(174)	1,515
Common stocks	6,068	158	(1,489)	4,737

Total equity securities	7,742	173	(1,663)	6,252

Total available for sale securities	$10,822	$189	$(1,663)	$9,348

At June 30, 2016 and December 31, 2015, available-for-sale securities with fair value of $3,652,000 and $3,637,000, respectively, are held in trust accounts as collateral under reinsurance contacts with the Company’s ceding insurers.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2016

4. INVESTMENTS (continued)
Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities at June 30, 2016 and December 31, 2015 are as follows:

	Amortized	Estimated
	Cost	Fair Value
	($ in thousands)
As of June 30, 2016
Available for sale
Due after one year through five years	$6,081	$6,099

	$6,081	$6,099

As of December 31, 2015
Available for sale
Due after one year through five years	$2,969	$2,981
Due after ten years	111	115

	$3,080	$3,096

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three and six-month periods ended June 30, 2016 and 2015 were as follows:

	Gross	Gross	Gross
	proceeds from	Realized	Realized
	sales	Gains	Losses
	($ in thousands)
Three Months Ended June 30, 2016
Fixed-maturity securities	$119	$8	$-

Equity securities	$3,670	$310	$(241)

Six Months Ended June 30, 2016
Fixed-maturity securities	$119	$8	$-

Equity securities	$5,118	$498	$(373)

Three Months Ended June 30, 2015
Fixed-maturity securities	$-	$-	$-

Equity securities	$3,793	$336	$(3)

Six Months Ended June 30, 2015
Fixed-maturity securities	$775	$75	$-

Equity securities	$9,929	$909	$(8)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2016

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

Securities with gross unrealized loss positions at June 30, 2016 and December 31, 2015, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve		Twelve Months or
	Months		Greater		Total
As of June 30, 2016	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Loss	Value	Loss	Value	Loss	Value
	($ in thousands)		($ in thousands)		($ in thousands)
Fixed maturity securities
U.S. Treasury and agency securities	15	3,096	-	-	15	3,096

Total fixed-maturity securities	15	3,096	-	-	15	3,096

Equity securities
Mutual funds	19	381	-	-	19	381
Preferred stocks	26	250	12	387	38	637
All other common stocks	280	1,752	457	2,054	737	3,806

Total equity securities	325	2,383	469	2,441	794	4,824

Total available for sale securities	$340	$5,479	$469	$2,441	$809	$7,920

At June 30, 2016, there were 31 securities in an unrealized loss position of which 12 of these positions had been in an unrealized loss position for 12 months or greater.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2016

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

The Company believes there were no fundamental issues such as credit losses or other factors with respect to its fixed-maturity securities. It is expected that the securities would not be settled at a price less than the par value of the investments and because the Company has the ability and intent to hold these securities and it is probable that the Company will not be required to sell these securities until a market price recovery or maturity, the Company does not consider any of its fixed-maturity securities to be other-than-temporarily impaired at June 30, 2016 and December 31, 2015.

In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost, along with factors including the length of time each security had been in an unrealized loss position, the extent of the decline and the near term prospect for recovery. Based on management’s evaluation, the Company does not consider any of its equity securities to be other-than-temporarily impaired at June 30, 2016 and December 31, 2015.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2016

4. INVESTMENTS (continued)
Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2016 and December 31, 2015:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2016	($ in thousands)
Financial Assets:
Cash and cash equivalents	$4,658	$-	$-	$4,658

Restricted cash and cash equivalents	$30,562	$-	$-	$30,562

Fixed-maturity securities:
U.S. Treasury and agency securities	6,099	-	-	6,099

Total fixed-maturity securities	6,099	-	-	6,099

Mutual funds	381	-	-	381
Preferred stocks	1,791	-	-	1,791
All other common stocks	5,452	-	-	5,452

Total equity securities	7,624	-	-	7,624

Total available for sale securities	13,723	-	-	13,723

Total	$48,943	$-	$-	$48,943

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2016

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2016

6.  LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table summarizes the Company’s loss and loss adjustment expenses (“LAE”) and the reserve for loss and LAE reserve movements for the three and six-month periods ending June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	($ in thousands)		($ in thousands)

Balance, beginning of period	$63	-	$-	-
Incurred related to:
Current period	2,215	-	2,278	-
Prior period	-	-	-	-
Total incurred	2,215	-	2,278	-
Paid related to:
Current period	(28)	-	(28)	-
Prior period	-	-	-	-
Total paid	(28)	-	(28)	-
Balance, end of period	$2,250	-	$2,250	-

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2016

7.  EARNINGS PER SHARE

	Three Months Ended		Six Months Ended
	March 31,		June 30,
	2016	2015	2016	2015

Numerator:
Net earnings	$872	1,657	$1,915	3,487

Denominator:
Weighted average shares - basic	6,058,687	6,060,000	6,059,347	6,052,376
Effect of dilutive securities - Stock options	-	-	-	-
Shares issuable upon conversion of warrants	-	-	-	-
Weighted average shares - diluted	6,058,687	6,060,000	6,059,347	6,052,376
Earnings per shares - basic	$0.14	0.27	$0.32	0.58
Earnings per shares - diluted	$0.14	0.27	$0.32	0.58

For the three and six-month periods ended June 30, 2016 and 2015, 215,000 options to purchase 215,000 ordinary shares and 180,000 options to purchase 180,000 ordinary shares, respectively, were anti-dilutive as the sum of the proceeds, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary share during the periods presented.
For the three and six-month periods ended June 30, 2016 and 2015, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were not dilutive because the exercise price of $7.50 exceeded the average market price of the Company’s ordinary share during the periods presented.
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
June 30, 2016

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

The fair value of the warrants issued in the initial public offering and initial private placement offering of $1.04 per warrant was determined by the Black-Scholes pricing model using the following assumptions: volatility of 48%, an expected life of 5 years, expected dividend yield of 8% and a risk-free interest rate of 1.69%. There were 8,230,700 warrants outstanding at June 30, 2016 and 2015. No warrants were exercised during the three and six-month periods ended June 30, 2016 and 2015.
On January 20, 2016, our Board of Directors declared a quarterly cash dividend of $0.12 per share payable on March 30, 2016 to shareholders of record on March 1, 2016.
On May 12, 2016, our Board of Directors declared a quarterly cash dividend of $0.12 per share payable on June 30, 2016 to shareholders of record on June 20, 2016.
On August 13, 2016, our Board of Directors declared a quarterly cash dividend of $0.12 per share payable on September 30, 2016 to shareholders of record on September 23, 2016.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2016

8.  SHAREHOLDERS’ EQUITY (continued)

In May 2016, the Company’s Board of Directors authorized a plan to repurchase up to $2,000,000 of the Company’s common shares, inclusive of commissions and fees. During the three and six months ended June 30, 2016, the Company repurchased and retired a total of 11,530 shares at a weighted average price per share of $5.20 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the three and six months ended June 30, 2016 was $60,000, or $5.22 per share.
As of June 30, 2016, none of the Company’s retained earnings were restricted from payment of dividends to the Company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in the Subsidiary, a dividend from the Subsidiary would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).
Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement. See also Note 10.
9.              SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. At June 30, 2016, there were 725,000 shares available for grant under the Plan.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2016

9.              SHARE-BASED COMPENSATION (continued)

A summary of the stock option activity for the three and six-month periods ended June 30, 2016 and 2015 is as follows (option amounts not in thousands):

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value ($000)

Outstanding at January 1, 2016	180,000
Granted	35,000
Outstanding at March 31, 2016	215,000	$6	8.9 years	$-
Outstanding at June 30, 2016	215,000	$6	8.7 years	$-
Exercisable at June 30, 2016	71,875	$6	8.7 years	$-

Outstanding at January 1, 2015	-
Granted	180,000	$6
Outstanding at March 31, 2015	180,000	$6	9.75 years	$-
Outstanding at June 30, 2015	180,000	$6	9.5 years	$9,000
Exercisable at June 30, 2015	22,500	$6	9.5 years	$1,125
Compensation expense recognized for the three-month periods ended June 30, 2016 and 2015 totaled $8,000 and $7,000, respectively, and for the six-month periods ended June 30, 2016 and 2015 totaled $16,000 and $14,000, respectively. Compensation expense is included in general and administrative expenses. At June 30, 2016 and 2015, there was approximately $82,000 and $101,000, respectively, of unrecognized compensation expense related to non-vested stock options granted under the Plan, which the Company expects to recognize over a weighted-average period of thirty two (32) months.

During the three and six-month periods ended June 30, 2016 and 2015, 35,000 options and 180,000 options, respectively, were granted with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2016

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
Information with respect to the activity of unvested restricted stock awards during the three and six-month periods ended June 30, 2016 and 2015 is as follows (share amounts not in thousands):
	Weighted-
	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Nonvested at January 1, 2016	45,000	$5.86
Vested	(3,750)
Nonvested at March 31, 2016	41,250	$5.86

Vested	(3,750)
Nonvested at June 30, 2016	37,500	$5.86

Nonvested at January 1, 2015	-
Granted	60,000	$5.86
Vested	(3,750)
Nonvested at March 31, 2015	56,250	$5.86

Vested	(3,750)
Nonvested at June 30, 2015	52,500	$5.86

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2016

9.              SHARE-BASED COMPENSATION (continued)

Compensation expense recognized for the three-month periods ended June 30, 2016 and 2015 totaled $22,000, and for the six-month periods ended June 30, 2016 and 2015, totaled $44,000, and is included in general and administrative expenses. At June 30, 2016, there was approximately $220,000 unrecognized compensation expense related to non-vested restricted stock granted under the Plan, which the Company expects to recognize over a weighted-average period of thirty (30) months.

10.             NET WORTH FOR REGULATORY PURPOSES

The Subsidiary is subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of its license, the Subsidiary is required to maintain a minimum and prescribed capital requirement of $500 in accordance with the Subsidiary’s approved business plan filed with CIMA. At June 30, 2016, the Subsidiary’s net worth of $24.4 million exceeded the minimum and prescribed capital requirement. For the three and six-month periods ended June 30, 2016, the Subsidiary’s net income was approximately $600 thousand and $1.4 million, respectively.
The Subsidiary is not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiary’s GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of June 30, 2016 or for the periods then ended.

11.            FAIR VALUE AND CERTAIN RISKS AND UNCERTAINTIES

Fair values

With the exception of balances with respect of insurance contracts (which are specifically excluded from fair value disclosures under GAAP) and investment securities as disclosed in Note 4 of these consolidated financial statements, the carrying amounts of all other financial instruments, which consist of cash and cash equivalents, restricted cash and cash equivalents, accrued interest and dividends receivable, premiums receivable and other receivables and accounts payable and accruals, approximate their fair values due to their short-term nature.
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
June 30, 2016

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

12.             COMMITMENTS AND CONTINGENCIES

The Company has an operating lease for office space located at Strathvale House, 2nd Floor, 90 North Church Street, Grand Cayman, Cayman Islands. The term of the lease is thirty-eight months and commenced on April 17, 2015. Rent expense under this lease for the three and six-month periods ended June 30, 2016 was $13,300 and $26,600, respectively and lease commitments at June 30, 2016 were $118,400.

The Company also has an operating lease for residential space at Britannia Villas #616, Grand Cayman, Cayman Islands that runs through October 31, 2017. Rent expense under this lease for the three and six-month periods ended June 30, 2016 was $12,900 and $25,800, respectively, and lease commitments at June 30, 2016 were $68,800.

13.             RELATED PARTY TRANSACTIONS

The Company has entered into reinsurance agreements with Claddaugh and HCPCI, both of which are related entities through common directorships. At June 30, 2016 and December 31, 2015, included within loss experience refund payable and unearned premiums reserve on the consolidated balance sheets are the following related-party amounts:

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2016

13.             RELATED PARTY TRANSACTIONS (continued)

	At June 30, 2016	At December 31, 2015
	(in thousands)

Loss experience refund payable	$210	$6510
Unearned premiums reserve	$3,117	$1392

During the three and six-month periods ended June 30, 2016 and 2015, included within assumed premiums, change in loss experience refund payable and change in unearned premiums reserve on the consolidated statements of income are the following related-party amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Revenue
Assumed premiums	3,400	3,340	3,400	3,340
Change in loss experience refund payable	(630)	(659)	(1,260)	(1,334)
Change in unearned premiums reserve	(2,560)	(2,217)	(1,725)	(949)

14.  SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

Except as disclosed in Note 8 of these consolidated financial statements, there were no other events subsequent to June 30, 2016 for which disclosure was required.

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
GENERAL
The following is a discussion and analysis of our results of operations for the three- month periods ended June 30, 2016 and 2015 and our financial condition as of June 30, 2016 and December 31, 2015. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 17, 2016. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiary, Oxbridge Reinsurance Limited, unless the context dictates otherwise.

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
PRINCIPAL REVENUE AND EXPENSE ITEMS

Revenues

We derive our revenues from two principal sources:
● premiums assumed from reinsurance on property and casualty business; and

● income from investments.

Premiums assumed include all premiums received by a reinsurance company during a specified accounting period, even if the policy provides coverage beyond the end of the period. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in the unearned premiums reserve and are realized as revenue in subsequent periods over the remaining term of the policy. Our policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2016, one-half of the premiums will be earned in 2016 and the other half will be earned during 2017.

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
Income from our investments is primarily comprised of interest income, dividends and net realized gains on investment securities. Such income is primarily from the Company’s investments, including investments held in trust accounts that collateralize the reinsurance policies that we write. The investment parameters for collateral held in such trust accounts are generally be established by the cedant for the relevant policy.
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

RESULTS OF OPERATIONS
The following table summarizes our results of operations for the three and six-month periods ended June 30, 2016 and 2015 (dollars in thousands, except per share amounts):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Revenue
Assumed premiums$	$14,562	14,288	$15,065	14,888
Change in loss experience refund payable	(288)	(2,065)	(2,377)	(4,116)
Change in unearned premiums reserve	(10,927)	(10,587)	(7,961)	(7,588)

Net premiums earned	3,347	1,636	4,727	3,184
Net realized investment gains	77	333	133	976
Net investment income	108	96	203	172

Total revenue	3,532	2,065	5,063	4,332

Expenses
Losses and loss adjustment expenses	2,215	-	2,278	-
Policy acquisition costs and underwriting expenses	68	87	129	174
General and administrative expenses	377	321	741	671

Total expenses	2,660	408	3,148	845

Net income	872	1,657	$1,915	3,487

Earnings per share
Basic and Diluted	$0.14	0.27	$0.32	0.58

Dividends paid per share	$0.12	0.12	$0.24	0.24

Performance ratios to net premiums earned:
Loss ratio	66.2%	0.0%	48.2%	0.0%
Acquisition cost ratio	2.0%	5.3%	2.7%	5.5%
Expense ratio	13.3%	24.9%	18.4%	26.5%
Combined ratio	79.5%	24.9%	66.6%	26.5%

General. Net income for the quarter ended June 30, 2016 was $872 thousand, or $0.14 per basic and diluted share, compared to a net income of $1.65 million, or $0.27 per basic and diluted share, for the quarter ended June 30, 2015. The decrease in net income from $1.65 million to $872 thousand was primarily due to losses reported during the quarter ended June 30, 2016 compared with the previous quarter, as well as the lower realized gains on investments during the quarter ending June 30, 2016.

Net income for the six month ended June 30, 2016 was $1.9 million, or $0.32 per basic and diluted share, compared to a net income of $3.5 million, or $0.58 per basic and diluted share, for the quarter ended June 30, 2015. The decrease in net income from $3.5 million to $1.9 million was primarily due to losses reported during the quarter ended June 30, 2016 compared with the previous quarter, as well as the lower realized gains on investments during the six months ending June 30, 2016.
Premium Income. Premiums earned reflects the pro rata inclusion into income of premiums assumed (net of loss experience refund) over the life of the reinsurance contracts.
Net premiums earned for the quarter ended June 30, 2016 increased $1.7 million, or 105%, to $3.3 million, from $1.6 million for the quarter ended June 30, 2015. The increase in net premiums earned was primarily as a result of the derecognition of approximately $1.8 million of loss experience refund reserve during the quarter as the Company experienced losses under one of its contracts. This was marginally offset by lower rates on policies in force during the quarter ended June 30, 2016, compared with the previous quarter.
Net premiums earned for the six months ended June 30, 2016 increased $1.5 million, or 49%, to $4.7 million, from $3.1 million for the quarter ended June 30, 2015. The increase in net premiums earned was primarily as a result of the derecognition of approximately $1.8 million of loss experience refund reserve during the six months ended June 30, 2016 as the Company experienced losses under one of its contracts. This was marginally offset by lower rates on policies in force during the quarter ended June 30, 2016, compared with the previous period.
Losses Incurred. Losses incurred for the quarter ended June 30, 2016 increased $2.2 million as a result of the establishment of a reserve for losses and loss adjustment expenses for losses reported under one of our contracts. There were no losses incurred for the three months ended June 30, 2015.
Losses incurred for the six months ended June 30, 2016 increased $2.3 million as a result of the establishment of a reserve for losses and loss adjustment expenses for losses reported under one of our contracts, as well the payment of losses occurring under a separate contract. There were no losses incurred for the six months ended June 30, 2015.
Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs and underwriting expenses for the quarter ended June 30, 2016 decreased $19 thousand, or 22%, to $68 thousand from $87 thousand for the quarter ended June 30, 2015. The decrease is the result of both decreased net premiums earned (excluding the $1.8 million adjustment mentioned above) and the lower weighted-average acquisition costs on reinsurance contracts in force during the quarter ended June 30, 2016, when compared with the previous quarter.
Policy acquisition costs and underwriting expenses for the six months ended June 30, 2016 decreased $46 thousand, or 26%, to $128 thousand from $174 thousand for the six months ended June 30, 2015. The decrease is the result of both decreased net premiums earned (excluding the $1.8 million adjustment mentioned above) and the lower weighted-average acquisition costs on reinsurance contracts in force during the six months ended June 30, 2016, when compared with the previous period.
General and Administrative Expenses. General and administrative expenses for the quarter ended June 30, 2016 increased $56 thousand, or 17%, to $377 thousand, from $321 thousand for the quarter ended June 30, 2015. The increase was not effected by any major increase in any expense item, but overall higher expenses associated with lease rental, salaries and other expenses associated with being a public company.

General and administrative expenses for the six months ended June 30, 2016 increased $71 thousand, or 11%, to $742 thousand, from $671 thousand for the six months ended June 30, 2015. The increase was due primarily to management bonuses of $50 thousand paid during the six months ending June 30, 2016, compared with $0 in the previous period. The remaining increase was not effected by any major increase in any expense item, but overall higher expenses associated with lease rental, salaries and other expenses associated with being a public company.

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
Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio increased from 0% for the quarter ended June 30, 2015 to 66.2% for the quarter ended June 30, 2016. The increase is wholly due to the establishment of a reserve for loss and loss adjustment expenses for losses expected due to a covered event occurring during the quarter ended June 30, 2016.
The loss ratio increased from 0% for the six months ended June 30, 2015 to 48.2% for the quarter ended June 30, 2016. The increase is wholly due to the establishment of a reserve for loss and loss adjustment expenses for losses expected due to a covered event occurring during the six months ended June 30, 2016, as well as the as well the payment of losses occurring under a separate covered event during the period.
 Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio decreased from 5.3% for the quarter ended June 30, 2015 to 2.0% for the quarter ended June 30, 2016. The decrease is due to the overall lower weighted-average acquisition costs on reinsurance contracts in force during the three-month period ended June 30, 2016, compared with three-month period ended June 30, 2015, as well as the impact of the $1.8 million adjustment to net premiums earned due to the derecognition of loss experience refund reserves.
The acquisition cost ratio decreased from 5.5% for the six months ended June 30, 2015 to 2.7% for the six months ended June 30, 2016. The decrease is due to the overall lower weighted-average acquisition costs on reinsurance contracts in force during the three-month period ended June 30, 2016, compared with three-month period ended June 30, 2015, as well as the impact of the $1.8 million adjustment to net premiums earned due to the derecognition of loss experience refund reserves.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and other administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio decreased from 24.9% for the three-month period ended June 30, 2015 to 13.3% for the three-month period ended June 30, 2016. The decrease is as a result of higher net premiums earned due to derecognition of loss experience refund reserves mentioned above. There is also no correlation between such adjustment to net premiums earned and changes in general and administrative expenses.
The expense ratio decreased from 26.5% for the six-month period ended June 30, 2015 to 18.4% for the six-month period ended June 30, 2016. The decrease is as a result of higher net premiums earned due to derecognition of loss experience refund reserves mentioned above. There is also no correlation between such adjustment to net premiums earned and changes in general and administrative expenses.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, we are not underwriting profitably and may not be profitable. The combined ratio increased from 24.9% for the three-month period ended June 30, 2015 to 79.5% for the three-month period ended June 30, 2016. The increase in the combined ratio is due to the factor mentioned in expense ratio above, as well as due to the recording of loss reserves for the quarter ending June 30, 2016, compared with none for the quarter ending June 30, 2015.
The combined ratio increased from 26.5% for the six-month period ended June 30, 2015 to 66.6% for the six-month period ended June 30, 2016. The increase in the combined ratio is due to the factor mentioned in expense ratio above, as well as due to the recording of loss reserves and payment of losses during the six months ending June 30, 2016, compared with none for the six month period ending June 30, 2015.
FINANCIAL CONDITION – JUNE 30, 2016 COMPARED TO DECEMBER 31, 2015

Investments. As of June 30, 2016, our available-for-sale securities increased by $4.3 million, or 47%, to $13.7 million, from $9.3 million as of December 31, 2015. The increase is primarily a result of net purchases of fixed-maturity and equity securities during the six-month period ended June 30, 2016.
Premiums Receivable. As of June 30, 2016, our premiums receivable increased by approximately $5.5 million, or 133%, to $9.6 million, from $4.1 million as of December 31, 2015. The increase is due to premiums assumed for treaty year beginning June 1, 2016 offset by receipt of premium installments during the six-month period ended June 30, 2016.
Loss Experience Refund Payable. As of June 30, 2016, our loss experience refund payable decreased by $5.2 million, or 52%, to $4.7 million, from $9.9 million at December 31, 2015. The decrease is due to both the recognition of a pro-rated liability over the six-month period ended June 30, 2015, because the absence of loss experience under two of our reinsurance contracts obligates us to refund premium to two of our ceding reinsurers, offset by the cash settlement of our loss experience refund liability under one of our reinsurance contracts, as well as the derecognition of liability under one of our contracts since we experience losses during the period.

Unearned Premiums Reserve. As of June 30, 2016, our unearned premiums reserve increased by $8 million, or 143%, to $13.5 million, from $5.6 million at December 31, 2015. The increase is due primarily the successful placement of reinsurance contracts for the treaty year effective June 1, 2016.
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
As of June 30, 2016, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no plans to issue debt and expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.
Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited is subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for Oxbridge Reinsurance Limited is $500. As of June 30, 2016, Oxbridge Reinsurance Limited exceeded the minimum required. By law, Oxbridge Reinsurance Limited is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing and financing activities for the three-month periods ended June 30, 2016 and 2015 are summarized below.

Cash Flows for the Six months ended June 30, 2016 (in thousands)

Net cash provided by operating activities for the six months ended June 30, 2016 totaled $1,183, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses. Net cash used in investing activities of $3,594 was primarily due to the net purchases of available for sale securities, and the addition of collateral upon renewal or underwriting of new reinsurance contracts. Net cash used in financing activities totaled $1,515 representing cash dividend payments and cash used to repurchase ordinary shares under the Company’s share repurchase plan.
Cash Flows for the Six months ended June 30, 2015 (in thousands)

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

Share Repurchase Program

On May 12, 2016, the Board of Directors of Oxbridge Re Holdings Limited (the “Company”) authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase price not to exceed $2 million. The plan expires on December 31, 2017. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or tender offers. The repurchases will be funded from cash on hand or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice.

The Company has adopted a Rule 10b5-1 share repurchase plan under the Securities Exchange Act of 1934 (the “Plan”) in connection with the Share Repurchase Program. The Plan allows the Company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Because repurchases under the Plan are subject to certain pricing parameters, there is no guarantee as to the exact number of shares that will be repurchased under the Plan or that there will be any repurchases pursuant to the Plan. Subject to applicable regulations, the Company may elect to amend or cancel the Plan at its discretion.
At June 30, 2016, there was approximately $1,940,000 available under the plan. See Note 8- “Shareholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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
As at June 30, 2016 our best estimate for reserves for loss and loss adjustment expenses was $2.25 million, with IBNR representing approximately 100% of such reserves.

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our reserve for loss and loss adjustment expense. Due to the low frequency and high severity nature of claims within much of our business, our reserving methodology principally involves arriving at a specific point estimate for the ultimate expected loss on a contract by contract basis, and our aggregate loss reserves are the sum of the individual loss reserves established.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
(a)
Sales of Unregistered Securities
None.
(b)
Repurchases of Equity Securities
The table below summarizes the number of common shares repurchased during the three months ended June 30, 2016 under a share repurchase plan (dollar amounts in thousands, except share and per share amounts):

			Maximum Dollar
	Total Number of		Value of Shares That
	Shares Purchased as		May Yet Be
	Part of Publicly	Average	Purchased Under
	Announced Plans	Price Paid	The Plans
For the Month Ended	or Programs (a)	Per Share	or Programs (b)

30-Apr-16	-	$-	$-
31-May-16	-	$-	$2,000,000
30-Jun-16	11,530	$5.22	$1,939,853

	11,530	$5.22

(a)
The share repurchase plan approved by our Board of Directors on May 12, 2016 commenced in June 2016.

(b)
Represents the balances inclusive of commissions and fees at the end of each month.

(c)
Use of Proceeds
None.

Item 3.
Defaults Upon Senior Securities

None.
Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Other Information

The following information is provided in lieu of the filing of a Form 8-K:
Information Reportable Under Item 5.02 of Form 8-K

On August 13, 2016, the Board of Directors approved amendments to the employment agreements with executive officers Jay Madhu and Wrendon Timothy. These amendments have been as filed in Exhibits 10.31 and Exhibits 10.41 to this Quarterly Report on Form 10-Q.

Item 6.
Exhibits

The following exhibits are filed herewith:

Exhibit No.	Document

10.31	Amendment dated July 19, 2016 to Employment Agreement between Jay Madhu and Oxbridge Re Holdings Limited dated July 18, 2013.

10.41	Amendment dated August 1, 2015 to Employment Agreement between Wrendon Timothy and Oxbridge Re Holdings Limited dated August 1, 2013.

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Financial Controller pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and Financial Controller pursuant to 18 U.S.C. §1350.

101
The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: August 15, 2016	By: /s/ JAY MADHU
Jay MadhuChief Executive Officer and President(Principal Executive Officer)

Date: August 15, 2016	By: /s/ WRENDON TIMOTHY
Wrendon TimothyFinancial Controller and Secretary(Principal Financial Officer and PrincipalAccounting Officer)