Form 10-Q
period 2016-09-30
OXBRIDGE RE HOLDINGS Ltd
filed 2016-11-14
CIK 1584831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number: 1-36346

OXBRIDGE RE HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1150254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Strathvale House, 2nd Floor90 North Church Street, Georgetown P.O. Box 469 Grand Cayman, Cayman Islands	KY1-9006
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of October 24, 2016; 5,960,324 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Consolidated Balance Sheets
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At September 30, 2016	At December 31, 2015
	(Unaudited)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $6,081 and $3,080, respectively)	$6,074	3,096
Equity securities, available for sale, at fair value (cost: $6,801 and $7,742, respectively)	6,359	6,252
Total investments	12,433	9,348
Cash and cash equivalents	9,478	8,584
Restricted cash and cash equivalents	26,296	30,368
Accrued interest and dividend receivable	26	25
Premiums receivable	9,448	4,117
Deferred policy acquisition costs	162	90
Prepayment and other receivables	95	91
Property and equipment, net	59	64
Total assets	$57,997	52,687

Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$972	-
Loss experience refund payable	6,818	9,913
Unearned premiums reserve	9,526	5,571
Accounts payable and other liabilities	212	176
Total liabilities	17,528	15,660

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 5,981,613 and 6,060,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	6	6
Additional paid-in capital	33,348	33,657
Retained earnings	7,564	4,838
Accumulated other comprehensive loss	(449)	(1,474)
Total shareholders’ equity	40,469	37,027
Total liabilities and shareholders’ equity	$57,997	52,687

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Consolidated Statements of Income (unaudited)
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Revenue
Assumed premiums	$-	-	$15,065	14,888
Change in loss experience refund payable	(2,089)	(2,089)	(4,465)	(6,204)
Change in unearned premiums reserve	4,007	3,881	(3,955)	(3,708)

Net premiums earned	1,918	1,792	6,645	4,976
Net realized investment gain / (loss)	122	(303)	256	673
Net investment income	126	90	327	262
Other-than-temporary impairment losses	-	(399)	-	(399)

Total revenue	2,166	1,180	7,228	5,512

Expenses
Losses and loss adjustment expenses (credit)	(1,248)	-	1,030	-
Policy acquisition costs and underwriting expenses	83	85	211	259
General and administrative expenses	346	353	1,087	1,024

Total expenses (credit)	(819)	438	2,328	1,283

Net income	$2,985	742	$4,900	4,229

Earnings per share
Basic and Diluted	$0.50	0.12	$0.81	0.70

Dividends paid per share	$0.12	0.12	$0.36	0.36

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (unaudited)
(expressed in thousands of U.S. Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Net income	$2,985	742	$4,900	4,229
Other comprehensive income:
Change in unrealized gain on investments:
Unrealized gain / (loss) arising during the period	304	(1,209)	1,281	(1,967)
Other-than-temporary impairment losses	-	399	-	399
Reclassification adjustment for net realized (gain) / loss included in net income	(122)	303	(256)	(673)

Net change in unrealized gain / (loss)	182	(507)	1,025	(2,241)

Total other comprehensive income / (loss)	182	(507)	1,025	(2,241)

Comprehensive income	3,167	235	5,925	1,988

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)
(expressed in thousands of U.S. Dollars)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities
Net income	$4,900	4,229
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	90	88
Depreciation and amortization	16	12
Net realized investment gains	(256)	(673)
Other-than-temporary impairment losses	-	399
Change in operating assets and liabilities:
Accrued interest and dividend receivable	(1)	(6)
Premiums receivable	(5,331)	(2,648)
Deferred policy acquisition costs	(72)	(43)
Prepayment and other receivables	(4)	(41)
Reserve for loss and loss adjustment expenses	972	-
Loss experience refund payable	(3,095)	691
Unearned premiums reserve	3,955	3,708
Accounts payable and other liabilities	36	(6)

Net cash provided by operating activities	$1,210	5,710

Investing activities
Change in restricted cash and cash equivalents	4,072	(1,974)
Purchase of fixed-maturity securities	(3,111)	(1,101)
Purchase of equity securities	(8,030)	(10,814)
Proceeds from sale of fixed-maturity and equity securities	9,337	11,477
Purchase of property and equipment	(11)	(25)

Net cash provided by / (used in) investing activities	$2,257	(2,437)

Financing activities
Repurchases of common stock under share repurchase plan	(399)	-
Cash dividends paid	(2,174)	(2,182)

Net cash used in financing activities	$(2,573)	(2,182)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Consolidated Statements of Cash Flows
(expressed in thousands of U.S. Dollars)

	Nine Months Ended
	September 30,
	2016	2015

Net change in cash and cash equivalents	894	1,091
Cash and cash equivalents at beginning of period	8,584	5,317

Cash and cash equivalents at end of period	$9,478	6,408

Supplemental disclosure of cash flow information
Interest paid	-	-
Income taxes paid	-	-

Non-cash investing activities
Net change in unrealized gain (loss) on securities available for sale	1,025	(2,241)

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 2016 and 2015 (unaudited)
(expressed in thousands of U.S. Dollars, except number of shares )

	Ordinary Share Capital		Additional Paid-in	Retained	Accumulated Other	Total Shareholders'
	Shares	Amount	Capital	Earnings	Comprehensive Loss	Equity

Balance at December 31, 2014	6,000,000	6	33,540	3,145	17	36,708
Cash dividends	-	-	-	(2,182)	-	(2,182)
Net income for the period	-	-	-	4,229	-	4,229
Issuance of restricted stock	60,000	-	-	-	-	-
Stock-based compensation		-	88	-	-	88
Total other comprehensive loss	-	-	-	-	(2,241)	(2,241)
Balance at September 30, 2015	6,060,000	6	33,628	5,192	(2,224)	36,602

Balance at December 31, 2015	6,060,000	6	33,657	4,838	(1,474)	37,027
Cash dividends	-	-	-	(2,174)	-	(2,174)
Repurchase and retirement of common stock under share repurchase plan	(78,387)	-	(399)	-	-	(399)
Net income for the period	-	-	-	4,900	-	4,900
Stock-based compensation	-	-	90	-	-	90
Total other comprehensive income	-	-	-	-	1,025	1,025
Balance at September 30, 2016	5,981,613	6	33,348	7,564	(449)	40,469

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2016

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
The Company operates as a single business segment through the Subsidiary, which provides collateralized reinsurance to cover excess of loss catastrophe risks of various affiliated and nonaffiliated ceding insurers, including Claddaugh Casualty Insurance Company, Ltd. (“Claddaugh”) and Homeowners Choice Property & Casualty Insurance Company (“HCPCI”), which are related-party entities domiciled in Bermuda and Florida, respectively.
(b)
Basis of Presentation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2016 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2016. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 included in the Company’s Form 10-K, which was filed with the SEC on March 17, 2016.
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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2016

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the reserve for losses and loss adjustment expenses, which include amounts estimated for claims incurred but not yet reported. The Company uses various assumptions and actuarial data it believes to be reasonable under the circumstances to make these estimates. In addition, accounting policies specific to valuation of investments, assessment of other-than-temporary impairment (“OTTI”) and loss experience refund payable involve significant judgments and estimates material to the Company’s consolidated financial statements. Although considerable variability is likely to be inherent in these estimates, management believes that the amounts provided are reasonable. These estimates are continually reviewed and adjusted if necessary. Such adjustments are reflected in current operations.
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
September 30, 2016

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

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts, and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At September 30, 2016, the DAC was considered fully recoverable and no premium deficiency loss was recorded.

Property and equipment: Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the three-month and nine-month periods ended September 30, 2016, there were no impairments in property and equipment.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2016

Allowance for uncollectible receivables: Management evaluates credit quality by evaluating the exposure to individual counterparties; where warranted management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized as income in the year in which they are determined. At September 30, 2016, no receivables were determined to be overdue or impaired and, accordingly, no allowance for uncollectible receivables has been established.
Reserves for losses and loss adjustment expenses: The Company determines its reserves for losses and loss adjustment expenses on the basis of the claims reported by the Company’s ceding insurers and for losses incurred but not reported (“IBNR”, management uses the assistance of an independent actuary. The reserves for losses and loss adjustment expenses represent management’s best estimate of the ultimate settlement costs of all losses and loss adjustment expenses. Management believes that the amounts are adequate; however, the inherent impossibility of predicting future events with precision, results in uncertainty as to the amount which will ultimately be required for the settlement of losses and loss expenses, and the differences could be material. Adjustments are reflected in the consolidated statements of income in the period in which they are determined.
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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2016

Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at September 30, 2016.

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
September 30, 2016

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2016

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At September 30,	At December 31,
	2016	2015
	(in thousands)

Cash on deposit	$5,649	$3,567
Cash held with custodians	3,829	5,017
Restricted cash held in trust	26,296	30,368

Total	35,774	38,952

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2016

4. INVESTMENTS

The Company holds investments in fixed-maturity securities and equity securities that are classified as available-for-sale. At September 30, 2016 and December 31, 2015, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value ($000)
	($ in thousands)
As of September 30, 2016
Fixed-maturity securities
U.S. Treasury and agency securities	$6,081	$29	$(36)	$6,074

Total fixed-maturity securities	6,081	29	(36)	6,074

Mutual funds	400	-	(10)	390
Preferred stocks	963	25	(11)	977
Common stocks	5,438	233	(679)	4,992

Total equity securities	6,801	258	(700)	6,359

Total available for sale securities	$12,882	$287	$(736)	$12,433

As of December 31, 2015
Fixed-maturity securities
U.S. Treasury and agency securities	$2,969	$12	$-	$2,981
Exchange-traded debt securities	111	4	-	115

Total fixed-maturity securities	3,080	16	-	3,096

Preferred stocks	1,674	15	(174)	1,515
Common stocks	6,068	158	(1,489)	4,737

Total equity securities	7,742	173	(1,663)	6,252

Total available for sale securities	$10,822	$189	$(1,663)	$9,348

At September 30, 2016 and December 31, 2015, available-for-sale securities with fair value of $3,524,000 and $3,638,000, respectively, are held in trust accounts as collateral under reinsurance contacts with the Company’s ceding insurers.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2016

4.
INVESTMENTS (continued)
Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities at September 30, 2016 and December 31, 2015 are as follows:

	Amortized	Estimated
	Cost	Fair Value
	($ in thousands)
As of September 30, 2016
Available for sale
Due after one year through five years	$6,081	$6,074

	$6,081	$6,074

As of December 31, 2015
Available for sale
Due after one year through five years	$2,969	$2,981
Due after ten years	111	115

	$3,080	$3,096

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three and nine-month periods ended September 30, 2016 and 2015 were as follows:

	Gross proceeds	Gross	Gross
	from	Realized	Realized
	sales	Gains	Losses
	($ in thousands)
Three Months Ended September 30, 2016
Fixed-maturity securities	$-	$-	$-

Equity securities	$4,099	$368	$(246)

Nine Months Ended September 30, 2016
Fixed-maturity securities	$119	$8	$-

Equity securities	$9,218	$867	$(619)

Three Months Ended September 30, 2015
Fixed-maturity securities	$-	$-	$-

Equity securities	$773	$5	$(308)

Nine Months Ended September 30, 2015
Fixed-maturity securities	$775	$75	$-

Equity securities	$10,702	$914	$(316)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2016

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

Securities with gross unrealized loss positions at September 30, 2016 and December 31, 2015, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve		Twelve Months or
	Months		Greater		Total
As of September 30, 2016	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Loss	Value	Loss	Value	Loss	Value
	($ in thousands)		($ in thousands)		($ in thousands)

U.S. Treasury and agency securities	36	3,075	-	-	36	3,075

Total fixed-maturity securities	36	3,075	-	-	36	3,075

Equity securities
Mutual funds	10	390	-	-	10	390
Preferred stocks	11	465	-	-	11	465
All other common stocks	225	2,008	454	1,080	679	3,088

Total equity securities	246	2,863	454	1,080	700	3,943

Total available for sale securities $	282	$5,938	$454	$1,080	$736	$7,018

At September 30, 2016, there were 22 securities in an unrealized loss position of which 5 of these positions had been in an unrealized loss position for 12 months or greater.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2016

4.
INVESTMENTS (continued)
	Less Than Twelve		Twelve Months or
	Months		Greater		Total
As of December 31, 2015	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Loss	Value	Loss	Value	Loss	Value
	($ in thousands)		($ in thousands)		($ in thousands)
Equity securities
Preferred stocks	174	1,054	-	-	174	1,054
All other common stocks	1,405	3,274	84	316	1,489	3,590

Total equity securities	1,579	4,328	84	316	1,663	4,644

Total available for sale securities $	1,579	$4,328	$84	$316	$1,663	$4,644

At December 31, 2015, there were 24 securities in an unrealized loss position of which 2 of these positions had been in an unrealized loss position for 12 months or greater.

The Company believes there were no fundamental issues such as credit losses or other factors with respect to its fixed-maturity securities. It is expected that the securities would not be settled at a price less than the par value of the investments and because the Company has the ability and intent to hold these securities and it is probable that the Company will not be required to sell these securities until a market price recovery or maturity, the Company does not consider any of its fixed-maturity securities to be other-than-temporarily impaired at September 30, 2016 and December 31, 2015.

In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost, along with factors including the length of time each security had been in an unrealized loss position, the extent of the decline and the near term prospect for recovery. In the three and nine months ended September 30, 2015, the Company determined that two equity securities were other-than-temporarily impaired after considering factors such as the length of time each security had been in an unrealized loss position, the extent of the decline and the near term prospect for recovery alongside other factors. As a result, the Company recognized impairment losses of $399,000 for the three and nine months ended September 30, 2015. There were no impairment losses recorded in the three and nine months ended September 30, 2016. Based on management’s evaluation, the Company does not consider any of its equity securities to be other-than-temporarily impaired at September 30, 2016 and December 31, 2015.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2016

4.
INVESTMENTS (continued)
Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2016 and December 31, 2015:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2016	($ in thousands)
Financial Assets:
Cash and cash equivalents	$9,478	$-	$-	$9,478

Restricted cash and cash equivalents	$26,296	$-	$-	$26,296

Fixed-maturity securities:
U.S. Treasury and agency securities	6,074	-	-	6,074

Total fixed-maturity securities	6,074	-	-	6,074

Mutual funds	390	-	-	390
Preferred stocks	977	-	-	977
All other common stocks	4,992	-	-	4,992

Total equity securities	6,359	-	-	6,359

Total available for sale securities	12,433	-	-	12,433

Total	$48,207	$-	$-	$48,207

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2016

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

The Company and its subsidiary intend to conduct substantially all of their operations in the Cayman Islands in a manner such that they will not be engaged in a trade or business in the U.S. However, because there is no definitive authority regarding activities that constitute being engaged in a trade or business in the U.S. for federal income tax purposes, the Company cannot assure that the U.S. Internal Revenue Service will not contend, perhaps successfully, that the Company or its subsidiary is engaged in a trade or business in the U.S. A foreign corporation deemed to be so engaged would be subject to U.S. federal income tax, as well as branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under an applicable tax treaty.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2016

6.  LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table summarizes the Company’s loss and loss adjustment expenses (“LAE”) and the reserve for loss and LAE reserve movements for the three and nine-month periods ending September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	($ in thousands)		($ in thousands)

Balance, beginning of period	$2,250	-	$-	-
Incurred related to:
Current period	(1,248)	-	1,030	-
Prior period	-	-	-	-
Total incurred	(1,248)	-	1,030	-
Paid related to:
Current period	(30)	-	(58)	-
Prior period	-	-	-	-
Total paid	(30)	-	(58)	-
Balance, end of period	$972	-	$972	-

The reserves for losses and LAE are comprised of case reserves (which are based on claims that have been reported) and incurred but not reported ("IBNR") reserves (which are based on losses that are believed to have occurred but for which claims have not yet been reported and may include a provision for expected future development on existing case reserves).

The uncertainties inherent in the reserving process and potential delays by cedants and brokers in the reporting of loss information, together with the potential for unforeseen adverse developments, may result in the reserve for losses and LAE ultimately being significantly greater or less than the reserve provided at the end of any given reporting period. The degree of uncertainty is further increased when a significant loss event takes place near the end of a reporting period. Reserve for losses and LAE estimates are reviewed periodically on a contract by contract basis and updated as new information becomes known. Any resulting adjustments are reflected in income in the period in which they become known.

The Company’s reserving process is highly dependent on the timing of loss information received from its cedants and related brokers.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2016

7.  EARNINGS PER SHARE

A summary of the numerator and denominator of the basic and diluted earnings per share is presented below (dollars in thousands except per share amounts):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Numerator:
Net earnings	$2,985	742	$4,900	4,229

Denominator:
Weighted average shares - basic	6,026,172	6,060,000	6,048,163	6,054,945
Effect of dilutive securities - Stock options	-	-	-	-
Shares issuable upon conversion of warrants	-	-	-	-
Weighted average shares - diluted	6,026,172	6,060,000	6,048,163	6,054,945
Earnings per shares - basic	$0.50	0.12	$0.81	0.70
Earnings per shares - diluted	$0.50	0.12	$0.81	0.70

For the three and nine-month periods ended September 30, 2016 and 2015, 215,000 options to purchase 215,000 ordinary shares and 180,000 options to purchase 180,000 ordinary shares, respectively, were anti-dilutive as the sum of the proceeds, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary share during the periods presented.
For the three and nine-month periods ended September 30, 2016 and 2015, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were not dilutive because the exercise price of $7.50 exceeded the average market price of the Company’s ordinary share during the periods presented.
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
September 30, 2016

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

The fair value of the warrants issued in the initial public offering and initial private placement offering of $1.04 per warrant was determined by the Black-Scholes pricing model using the following assumptions: volatility of 48%, an expected life of 5 years, expected dividend yield of 8% and a risk-free interest rate of 1.69%. There were 8,230,700 warrants outstanding at September 30, 2016 and 2015. No warrants were exercised during the three and nine-month periods ended September 30, 2016 and 2015.
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
On November 12, 2016, our Board of Directors declared a quarterly cash dividend of $0.12 per share payable on December 30, 2016 to shareholders of record on December 23, 2016.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2016

8.  SHAREHOLDERS’ EQUITY (continued)

In May 2016, the Company’s Board of Directors authorized a plan to repurchase up to $2,000,000 of the Company’s common shares, inclusive of commissions and fees. During the nine months ended September 30, 2016, the Company repurchased and retired a total of 78,387 shares at a weighted average price per share of $5.05 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the nine months ended September 30, 2016 was $399,000, or $5.09 per share.
As of September 30, 2016, none of the Company’s retained earnings were restricted from payment of dividends to the Company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in the Subsidiary, a dividend from the Subsidiary would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).
Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement. See also Note 10.
9.
SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. At September 30, 2016, there were 725,000 shares available for grant under the Plan.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2016

9.
SHARE-BASED COMPENSATION (continued)

A summary of the stock option activity for the three and nine-month periods ended September 30, 2016 and 2015 is as follows (option amounts not in thousands):

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value ($000)

Outstanding at January 1, 2016	180,000
Granted	35,000
Outstanding at March 31, 2016	215,000	$6	8.9 years	$-
Outstanding at June 30, 2016	215,000	$6	8.7 years	$-
Outstanding at September 30, 2016	215,000	$6	8.4 years	$-
Exercisable at September 30, 2016	85,312	$6	8.4 years	$-

Outstanding at January 1, 2015	-
Granted	180,000	$6
Outstanding at March 31, 2015	180,000	$6	9.75 years	$-
Outstanding at June 30, 2015	180,000	$6	9.5 years	$9,000
Outstanding at September 30, 2015	180,000	$6	9.25 years	$-
Exercisable at September 30, 2015	33,750	$6	9.25 years	$-

Compensation expense recognized for the three-month periods ended September 30, 2016 and 2015 totaled $8,000 and $7,000, respectively, and for the nine-month periods ended September 30, 2016 and 2015 totaled $24,000 and $22,000, respectively. Compensation expense is included in general and administrative expenses. At September 30, 2016 and 2015, there was approximately $75,000 and $94,000, respectively, of unrecognized compensation expense related to non-vested stock options granted under the Plan, which the Company expects to recognize over a weighted-average period of twenty nine (29) months.
During the nine-month periods ended September 30, 2016 and 2015, 35,000 options and 180,000 options, respectively, were granted with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2016

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
Information with respect to the activity of unvested restricted stock awards during the three and nine-month periods ended September 30, 2016 and 2015 is as follows (share amounts not in thousands):

	Weighted-
	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Nonvested at January 1, 2016	45,000	$5.86
Vested	(3,750)
Nonvested at March 31, 2016	41,250	$5.86

Vested	(3,750)
Nonvested at June 30, 2016	37,500	$5.86

Vested	(3,750)
Nonvested at September 30, 2016	33,750	$5.86

Nonvested at January 1, 2015	-
Granted	60,000	$5.86
Vested	(3,750)
Nonvested at March 31, 2015	56,250	$5.86

Vested	(3,750)
Nonvested at June 30, 2015	52,500	$5.86

Vested	(3,750)
Nonvested at September 30, 2015	48,750	$5.86

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2016

9.
SHARE-BASED COMPENSATION (continued)

Compensation expense recognized for the three-month periods ended September 30, 2016 and 2015 totaled $22,000, and for the nine-month periods ended September 30, 2016 and 2015, totaled $66,000, and is included in general and administrative expenses. At September 30, 2016, there was approximately $198,000 unrecognized compensation expense related to nonvested restricted stock granted under the Plan, which the Company expects to recognize over a weighted-average period of twenty seven (27) months.

10.  NET WORTH FOR REGULATORY PURPOSES

The Subsidiary is subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of its license, the Subsidiary is required to maintain a minimum and prescribed capital requirement of $500 in accordance with the Subsidiary’s approved business plan filed with CIMA. At September 30, 2016, the Subsidiary’s net worth of $26.5 million exceeded the minimum and prescribed capital requirement. For the three and nine-month periods ended September 30, 2016, the Subsidiary’s net income was approximately $2.6 million and $4.0 million, respectively.
The Subsidiary is not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiary’s GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of September 30, 2016 or for the periods then ended.

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
September 30, 2016

11. FAIR VALUE AND CERTAIN RISKS AND UNCERTAINTIES (continued)

Credit risk

The Company is exposed to credit risk in relation to counterparties that may default on their obligations to the Company. The amount of counterparty credit risk predominantly relates to premiums receivable and assets held with counterparties. The Company mitigates its counterparty credit risk by using several counterparties, with strong credit ratings, which decreases the likelihood of any significant concentration of credit risk with any one counterparty. In addition, the Company is exposed to credit risk on fixed-maturity debt instruments to the extent that the debtors may default on their debt obligations.

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

12. COMMITMENTS AND CONTINGENCIES
The Company has an operating lease for office space located at Strathvale House, 2nd Floor, 90 North Church Street, Grand Cayman, Cayman Islands. The term of the lease is thirty-eight months and commenced on April 17, 2015. Rent expense under this lease for the three and nine-month periods ended September 30, 2016 was $17,200 and $43,940, respectively and lease commitments at September 30, 2016 were $101,180.

The Company also has an operating lease for residential space at Britannia Villas #616, Grand Cayman, Cayman Islands that runs through October 31, 2017. Rent expense under this lease for the three and nine-month periods ended September 30, 2016 was $12,900 and $38,700, respectively, and lease commitments at September 30, 2016 were $55,900.

13. RELATED PARTY TRANSACTIONS

The Company has entered into reinsurance agreements with Claddaugh and HCPCI, both of which are related entities through common directorships. At September 30, 2016 and December 31, 2015, included within loss experience refund payable and unearned premiums reserve on the consolidated balance sheets are the following related-party amounts:

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2016

13. RELATED PARTY TRANSACTIONS (continued)

	At September 30, 2016	At December 31, 2015

	(in thousands)

Loss experience refund payable	$840	$6,510
Unearned premiums reserve	$2,267	$1,392

During the three and nine-month periods ended September 30, 2016 and 2015, included within assumed premiums, change in loss experience refund payable and change in unearned premiums reserve on the consolidated statements of income are the following related-party amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)

Revenue
Assumed premiums	-	-	3,400	3,340
Change in loss experience refund payable	(630)	(630)	(1,890)	(1,964)
Change in unearned premiums reserve	850	835	(875)	(114)

14.  SUBSEQUENT EVENTS

During October 2016, Hurricane Matthew caused significant property damage along an extensive area of Florida’s east coast. To date, reported claims as a result of this storm have been limited. Accordingly, while losses emanating from the storm cannot be accurately estimated at this time, the Company expects that losses incurred under one of its contracts, to negatively impact its earnings in the range of $1,400,000 to $3,000,000 and may need to establish appropriate loss reserves related to Hurricane Matthew in the fourth quarter of 2016.

            On November 12, 2016, our Board of Directors declared a quarterly cash dividend of $0.12 per share payable on December 30, 2016 to shareholders of record on December 23, 2016.

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
GENERAL
The following is a discussion and analysis of our results of operations for the three- month periods ended September 30, 2016 and 2015 and our financial condition as of September 30, 2016 and December 31, 2015. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 17, 2016. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiary, Oxbridge Reinsurance Limited, unless the context dictates otherwise.

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
Income from our investments is primarily comprised of interest income, dividends and net realized gains on investment securities. Such income is primarily from the Company’s investments, which includes investments held in trust accounts that collateralize the reinsurance policies that we write. The investment parameters for trust accounts are generally be established by the cedant for the relevant policy.
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

RESULTS OF OPERATIONS
The following table summarizes our results of operations for the three and nine-month periods ended September 30, 2016 and 2015 (dollars in thousands, except per share amounts):
OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Consolidated Statements of Income (unaudited)
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Revenue
Assumed premiums	$-	-	$15,065	14,888
Change in loss experience refund payable	(2,089)	(2,089)	(4,465)	(6,204)
Change in unearned premiums reserve	4,007	3,881	(3,955)	(3,708)

Net premiums earned	1,918	1,792	6,645	4,976
Net realized investment gain / (loss)	122	(303)	256	673
Net investment income	126	90	327	262
Other-than-temporary impairment losses	-	(399)	-	(399)

Total revenue	2,166	1,180	7,228	5,512

Expenses
Losses and loss adjustment expenses (credit)	(1,248)	-	1,030	-
Policy acquisition costs and underwriting expenses	83	85	211	259
General and administrative expenses	346	353	1,087	1,024

Total expenses (credit)	(819)	438	2,328	1,283

Net income	2,985	742	$4,900	4,229

Earnings per share
Basic and Diluted	$0.50	0.12	$0.81	0.70

Dividends paid per share	$0.12	0.12	$0.36	0.36

Performance ratios to net premiums earned:
Loss ratio	-65.1%	0.0%	15.5%	0.0%
Acquisition cost ratio	4.3%	4.7%	3.2%	5.2%
Expense ratio	22.4%	24.4%	19.5%	25.8%
Combined ratio	-42.7%	24.4%	35.0%	25.8%

General. Net income for the quarter ended September 30, 2016 was $2.99 million, or $0.50 per basic and diluted share, compared to a net income of $742 thousand, or $0.12 per basic and diluted share, for the quarter ended September 30, 2015. The increase in net income from $742 thousand to $2.99 million was primarily due to favourable loss development during the quarter, as well as higher net premiums, investment income and realized gains during the quarter ended September 30, 2016 compared with the previous quarter.

Net income for the nine months ended September 30, 2016 was $4.9 million, or $0.81 per basic and diluted share, compared to a net income of $4.2 million, or $0.70 per basic and diluted share, for the quarter ended September 30, 2015. The increase in net income from $4.2 million to $4.9 million was primarily due to the net impact of higher net premiums earned, partially offset by losses incurred during the nine months ended September 30, 2016 compared with the previous period.
Premium Income. Premiums earned reflects the pro rata inclusion into income of premiums assumed (net of loss experience refund) over the life of the reinsurance contracts.
Net premiums earned for the quarter ended September 30, 2016 increased marginally by $100 thousand, or 7%, to $1.9 million, from $1.8 million for the quarter ended September 30, 2015. The increase in net premiums earned was primarily as a result of growth and size in the number of reinsurance contracts placed.
Net premiums earned for the nine months ended September 30, 2016 increased $1.7 million, or 34%, to $6.7 million, from $5 million for the nine months ended September 30, 2015. The increase in net premiums earned was primarily as a result of the derecognition of approximately $1.8 million of loss experience refund reserve during the nine months ended September 30, 2016 as the Company experienced losses under one of its contracts. This was marginally offset by lower rates on policies in force during the nine months ended September 30, 2016, compared with the previous period.
Losses Incurred. Losses incurred for the quarter ended September 30, 2016 decreased $1.25 million as a result of an actuarial review of our reserve for losses and loss adjustment expenses for losses on a contract by contract basis at September 30, 2016. There were no losses incurred for the three months ended September 30, 2015.
Losses incurred for the nine months ended September 30, 2016 increased $1.03 million as a result of weather-related events during the nine months ended September 30, 2016 impacting our book of business. There were no losses incurred for the nine months ended September 30, 2015.
Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs and underwriting expenses for the quarter ended September 30, 2016 decreased $2 thousand, or 2%, to $83 thousand from $85 thousand for the quarter ended September 30, 2015. The decrease is the result of a lower weighted-average acquisition costs on reinsurance contracts in force during the quarter ended September 30, 2016, when compared with the previous quarter.
Policy acquisition costs and underwriting expenses for the nine months ended September 30, 2016 decreased $48 thousand, or 19%, to $211 thousand from $259 thousand for the nine months ended September 30, 2015. The decrease is the result of a lower weighted-average acquisition costs on reinsurance contracts in force during the nine months ended September 30, 2016, when compared with the previous period.
General and Administrative Expenses. General and administrative expenses for the quarter ended September 30, 2016 decreased $7 thousand, or 2%, to $346 thousand, from $353 thousand for the quarter ended September 30, 2015. The decrease is not considered material.

General and administrative expenses for the nine months ended September 30, 2016 increased $63 thousand, or 6%, to $1.08 million, from $1.02 million for the nine months ended September 30, 2015. The increase was due primarily to management bonuses paid and higher lease rental during the nine months ending September 30, 2016, compared with the previous period.

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
Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio decreased from 0% for the quarter ended September 30, 2015 to (65.1%) for the quarter ended September 30, 2016. The decrease is wholly due to the favorable development of loss reserves during the quarter.
The loss ratio increased from 0% for the nine months ended September 30, 2015 to 15.5% for the quarter ended September 30, 2016. The increase is wholly due to net effect of weather-events during the nine months ended September 30, 2016 that affected our book of business, as well as the favorable development of loss reserves during the quarter as discussed above.
 Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio decreased from 4.7% for the quarter ended September 30, 2015 to 4.3% for the quarter ended September 30, 2016. The decrease is due to the overall lower weighted-average acquisition costs on reinsurance contracts in force during the three-month period ended September 30, 2016, compared with three-month period ended September 30, 2015.
The acquisition cost ratio decreased from 5.2% for the nine months ended September 30, 2015 to 3.2% for the nine months ended September 30, 2016. The decrease is due to the overall lower weighted-average acquisition costs on reinsurance contracts in force during the nine-month period ended September 30, 2016, compared with nine-month period ended September 30, 2015, as well as the impact of a $1.8 million adjustment to net premiums earned due to the derecognition of loss experience refund reserves mentioned above.
Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and other administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio decreased from 24.4% for the three-month period ended September 30, 2015 to 22.4% for the three-month period ended September 30, 2016. The decrease is due to the overall lower weighted-average acquisition costs on reinsurance contracts in force during the three-month period ended September 30, 2016, compared with three-month period ended September 30, 2015, as well as marginally lower general and admin expenses during the quarter, when compared with the previous period..

The expense ratio decreased from 25.8% for the nine-month period ended September 30, 2015 to 19.5% for the nine-month period ended September 30, 2016. The decrease is as a result of higher net premiums earned due to derecognition of loss experience refund reserves mentioned above. There is also no correlation between such adjustment to net premiums earned and changes in general and administrative expenses.
Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, we are not underwriting profitably and may not be profitable. The combined ratio decreased from 24.4% for the three-month period ended September 30, 2015 to (42.7%) for the three-month period ended September 30, 2016. The decrease in the combined ratio is wholly due to favorable loss development during the quarter, compared to no losses incurred during the quarter ending September 30,2015.
The combined ratio increased from 25.8% for the nine-month period ended September 30, 2015 to 35% for the nine-month period ended September 30, 2016. The increase in the combined ratio is due to weather-related events during the nine months ended September 30, 2016 affecting our book of business, partially offset by the impact of higher net premiums earned due to derecognition of loss experience refund reserves mentioned above. There were no loss events or premium adjustments during the nine months ending September 30, 2015.
FINANCIAL CONDITION – SEPTEMBER 30, 2016 COMPARED TO DECEMBER 31, 2015

Investments. As of September 30, 2016, our available-for-sale securities increased by $3.1 million, or 33%, to $12.4 million, from $9.3 million as of December 31, 2015. The increase is primarily a result of net purchases of fixed-maturity and equity securities during the nine-month period ended September 30, 2016.
Premiums Receivable. As of September 30, 2016, our premiums receivable increased by approximately $5.3 million, or 129%, to $9.4 million, from $4.1 million as of December 31, 2015. The increase is due to premiums assumed for treaty year beginning June 1, 2016 offset by receipt of premium installments during the nine-month period ended September 30, 2016.
Loss Experience Refund Payable. As of September 30, 2016, our loss experience refund payable decreased by $3.1 million, or 31%, to $6.8 million, from $9.9 million at December 31, 2015. The decrease is due to both the recognition of a pro-rated liability over the nine-month period ended September 30, 2015, because the absence of loss experience under two of our reinsurance contracts obligates us to refund premium to two of our ceding reinsurers, offset by the cash settlement of our loss experience refund liability under one of our reinsurance contracts, as well as the derecognition of liability under one of our contracts since we experienced losses during the period.
Unearned Premiums Reserve. As of September 30, 2016, our unearned premiums reserve increased by $3.9 million, or 71%, to $9.5 million, from $5.6 million at December 31, 2015. The increase is due primarily the successful placement of reinsurance contracts for the treaty year effective June 1, 2016.

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
As of September 30, 2016, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no plans to issue debt and expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.
Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited is subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for Oxbridge Reinsurance Limited is $500. As of September 30, 2016, Oxbridge Reinsurance Limited exceeded the minimum required. By law, Oxbridge Reinsurance Limited is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.
Cash Flows
Our cash flows from operating, investing and financing activities for the nine-month periods ended September 30, 2016 and 2015 are summarized below.

Cash Flows for the Nine months ended September 30, 2016 (in thousands)
Net cash provided by operating activities for the nine months ended September 30, 2016 totaled $1,210, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses. Net cash provided by investing activities of $2,257 was primarily due to the release of collateral renewal or underwriting of new reinsurance contracts, offset by the net purchases of available for sale securities. Net cash used in financing activities totaled $2,573 representing net cash dividend payments and cash used to repurchase ordinary shares under the Company’s share repurchase plan.
Cash Flows for the Nine months ended September 30, 2015 (in thousands)
Net cash provided by operating activities for the nine months ended September 30, 2015 totaled $5,710, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses. Net cash used in investing activities of $2,437 was primarily due to the net purchases of available for sale securities and increased collateral deposited in trust accounts. Net cash used in financing activities totaled $2,182 representing cash dividend payments.

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

At September 30, 2016, there was approximately $1,601,000 available under the plan. See Note 8- “Shareholders’ Equity” to our unaudited consolidated financial statements under Item 1 of this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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
Reserves for Losses and Loss Adjustment Expenses. We determine our reserves for losses and loss adjustment expenses on the basis of the claims reported by our ceding insurers and for losses incurred but not reported, we utilize the assistance of an independent actuary. The reserves for losses and loss adjustment expenses represent management’s best estimate of the ultimate settlement costs of all losses and loss adjustment expenses. We believe that the amounts are adequate; however, the inherent impossibility of predicting future events with precision, results in uncertainty as to the amount which will ultimately be required for the settlement of losses and loss expenses, and the differences could be material. Adjustments are reflected in the consolidated statements of income in the period in which they are determined.

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
As of September 30, 2016 our best estimate for reserves for loss and loss adjustment expenses was $972 thousand, with IBNR representing approximately 90% of such reserves.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds
(a)
Sales of Unregistered Securities
None.
(b)
Repurchases of Equity Securities
The table below summarizes the number of common shares repurchased during the three months ended September 30, 2016 under a share repurchase plan (dollar amounts in thousands, except share and per share amounts):

			Maximum Dollar
	Total Number of		Value of Shares That
	Shares Purchased as		May Yet Be
	Part of Publicly	Average	Purchased Under
	Announced Plans	Price Paid	The Plans
For the Month Ended	or Programs (a)	Per Share	or Programs (b)

31-Jul-16	10,700	$5.06	1,885,694
31-Aug-16	14,133	$5.06	1,814,230
30-Sep-16	42,024	$5.07	1,601,208

	66,857	$5.06

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

101
The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: November 14, 2016	By: /s/ JAY MADHU
Jay MadhuChief Executive Officer and President(Principal Executive Officer)

Date: November 14, 2016	By: /s/ WRENDON TIMOTHY
Wrendon TimothyFinancial Controller and Secretary(Principal Financial Officer and PrincipalAccounting Officer)