Form 10-K
period 2016-12-31
OXBRIDGE RE HOLDINGS Ltd
filed 2017-03-13
CIK 1584831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $22,203,748 (based upon the quoted closing sale price per share of the registrant’s ordinary shares on The NASDAQ Capital Market) on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of June 30, 2016 were affiliates.
As of March 3, 2017, 5,885,923 ordinary shares, par value $0.001 (USD) per share, were outstanding.

Documents Incorporated by Reference:

Portions of the Company’s proxy statement to be filed with the Securities and Exchange Commission relating to the 2017 Annual Meeting of Shareholders will be incorporated by reference into Part III of this Annual Report on Form 10-K.

OXBRIDGE RE HOLDINGS LIMITED
Index to Annual Report on Form 10-K
Year Ended December 31, 2016

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

PART I

ITEM 1
BUSINESS

Overview

We are a Cayman Islands specialty property and casualty reinsurer that provides reinsurance solutions through our subsidiary, Oxbridge Reinsurance Limited. We focus on underwriting fully-collateralized reinsurance contracts primarily for property and casualty insurance companies in the Gulf Coast region of the United States, with an emphasis on Florida. We specialize in underwriting medium frequency, high severity risks, where we believe sufficient data exists to analyze effectively the risk/return profile of reinsurance contracts. We were organized in April 2013 as an exempted company under the laws of Cayman Islands.
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

Our Reinsurance Contracts and Products

We write primarily property catastrophe reinsurance. We currently expect that substantially all of the reinsurance products we write in the foreseeable future will be in the form of treaty reinsurance contracts. When we write treaty reinsurance contracts, we do not evaluate separately each of the individual risks assumed under the contracts and are therefore largely dependent on the individual underwriting decisions made by the cedant. Accordingly, as part of our initial review and renewal process, we carefully review and analyze the cedant’s risk management and underwriting practices in evaluating whether to provide treaty reinsurance and in appropriately pricing the treaty.

Our portfolio of business continues to be characterized by relatively large transactions with a relatively few number of cedants. As of December 31, 2016, we had reinsurance contracts with five (5) cedants, although we do not consider any of those contracts to be singly material to our company, and our largest contract represented approximately 35% of our collateral at risk of all such contracts.

We do not consider any single contract to be material to our business as the loss of any single contract can easily be supplemented by contributing the additional capacity across one or more of our other contracts. We anticipate that our business will continue to be characterized by a relatively small number of reinsurance contracts for the foreseeable future.

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

Claims Management

Claims are managed internally by the company’s management team. Management reviews and responds to initial loss reports, administers claims databases, determines whether further investigation is required and where appropriate, retains outside claims counsel, establishes case reserves and approves claims for payment. In addition, we may conduct audits of any significant client throughout the year, and in the process, evaluate our clients’ claims handling abilities, reserving philosophies, loss notification processes and the overall quality of our clients' performance.

Upon receipt, claims notices are recorded within our underwriting, financial and claims systems. When we are notified of insured losses or discover potential losses as part of our claims audits, we record a case reserve as appropriate for the estimated amount of the exposure at that time. The estimate reflects the judgment of management based on general reserving practices, the experience and knowledge of the Manager regarding the nature of the specific claim and, where appropriate, advice of outside counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process.

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

We then add to these case reserves our estimates for IBNR. To establish our IBNR estimates, in addition to the loss information and estimates communicated by cedants, we also use the services of an independent actuary. We may also use our computer-based vendor and proprietary modeling systems to measure and estimate loss exposure under the actual event scenario, if available. Although the loss modeling systems assist with the analysis of the underlying loss, and provide us with information and the ability to perform an enhanced analysis, the estimation of claims resulting from catastrophic events is inherently difficult because of the variability and uncertainty of property catastrophe claims and the unique characteristics of each loss.

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

Our estimates are reviewed annually by an independent actuary in order to provide additional insight into the reasonableness of our loss reserves.

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

Employees

As of February 15, 2017, we had two employees, both of whom were full time employees, and we are in the process of hiring additional resources. We believe that our relations with our employees are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements. We believe that we will continue to have relatively few employees and intend to outsource some functions to specialist firms in the Cayman Islands if and when we determine that such functions are necessary. We intend to use the expertise of our Board of Directors and where necessary, external consultants to provide any other service we may require from time to time.

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

Catastrophic losses are a function of the insured exposure in the affected area and the severity of the event. Because accounting standards do not permit reinsurers to reserve for catastrophic events until they occur, claims from catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could significantly and negatively affect our financial condition and results of operations.

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

Failures to comply with a direction given by CIMA may be punishable by a fine of up to five hundred thousand Cayman Islands dollars (US$609,756.10 based on the Cayman Islands’ pegged exchange rate of CI$0.82 per US$1.00 as of March 6, 2017 or imprisonment for a term of five years or both, and a fine of an additional ten thousand Cayman Islands dollars (US$12,195.12) for every day after conviction on which the offense so continues.

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

Passive income generally includes interest, dividends and other investment income but does not include income derived in the active conduct of an insurance business by a corporation predominantly engaged in an insurance business. This exception for insurance companies is intended to ensure that a bona fide insurance company’s income is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. We believe that we are currently operating and intend to continue operating our business with financial reserves at a level that should not cause us to be deemed PFICs, although we cannot assure you the IRS will not successfully challenge this conclusion. In addition, sufficient risk must be transferred under an insurance company’s contracts with its insureds in order to qualify for the insurance exception. Whether our insurance contracts possess adequate risk transfer for purposes of determining whether income under our contracts is insurance income, and whether we are predominantly engaged in the insurance business, are subjective in nature and there is very little authority on these issues. We cannot assure you that the IRS will not successfully challenge the level of risk transfer under our reinsurance contracts for purposes of the insurance company exception, nor can we cannot assure you that the IRS will not successfully challenge our interpretation of the scope of the active insurance company exception and our qualification for the exception. Further, the IRS may issue regulatory or other guidance that causes us to fail to qualify for the active insurance company exception on a prospective or retroactive basis. Therefore, we cannot assure you that we will satisfy the exception for insurance companies and will not be treated as PFICs currently or in the future. Although we do not expect that we were a PFIC in 2016, nor do we expect to be a PFIC in 2017 or thereafter, no assurance can be provided in that regard or as to our status in future years. If you are a United States person, we advise you to consult your own tax advisor concerning the potential tax consequences to you under the PFIC rules.

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

ITEM 5
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Ordinary Shares

The following table sets forth the high and low sales price per share of our ordinary shares as reported on The NASDAQ Capital Market for the periods indicated:

	2016		2015
	High	Low	High	Low
First Quarter	$5.61	$4.52	$6.79	$5.48
Second Quarter	$5.40	$4.81	$6.56	$5.70
Third Quarter	$5.43	$4.81	$6.82	$5.80
Fourth Quarter	$6.00	$4.38	$6.09	$5.50

Holders of Record and Tax Information

As of February 15, 2017, there were 20 holders of record of our ordinary shares. There are no current applicable Cayman Islands laws, decrees or regulations relating to restrictions on the import or export of capital or exchange controls affecting remittances of dividends, interest and other payments to non-resident holders of our ordinary shares. There are no existing laws or regulations of the Cayman Islands imposing taxes or containing withholding provisions to which United States holders of our ordinary shares are subject. There are no reciprocal tax treaties between the Cayman Islands and the United States.

Dividend Policy

The declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on our results of operations and cash flows, our financial position and capital requirements, general business conditions, rating agency guidelines (if applicable), any legal, tax, regulatory and contractual restrictions on the payment of dividends, and any other factors considered relevant by our Board of Directors. Our ability to pay dividends will also depend on the requirements of any future financing agreements to which we may be a party and the ability of our reinsurance subsidiary to pay dividends to us. Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited, our reinsurance subsidiary, is subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for Oxbridge Reinsurance Limited is $500. As of December 31, 2016, Oxbridge Reinsurance Limited exceeded the minimum requirement. By law, Oxbridge Reinsurance Limited is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

The following table shows the frequency and amount of all cash dividends declared on our ordinary shares for the two most recent fiscal years.

Declaration Date	Payment Date	Record Date	Per Share Amount
2016
January 20, 2016	March 30, 2016	March 1, 2016	$0.12
May 12, 2016	June 30, 2016	June 20, 2016	$0.12
August 13, 2016	September 30, 2016	September 23, 2016	$0.12
November 12, 2016	December 30, 2016	December 23, 2016	$0.12
2015
January 28, 2015	March 27, 2015	February 27, 2015	$0.12
May 12, 2015	June 29, 2015	June 8, 2015	$0.12
August 11, 2015	September 30, 2015	September 7, 2015	$0.12
November 9, 2015	December 30, 2015	December 7, 2015	$0.12

Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our Board of Directors may deem relevant.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the year ended December 31, 2016.

Use of Proceeds

On March 26, 2014, we closed our initial public offering of 4,884,650 units (the “Units”), with each Unit consisting of one ordinary share and one warrant at a price of $6.00 per Unit. The offer and sale of all of the Units in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-1, as amended (File No. 333-193577) and subsequent Registration Statement on Form S-1 (File No. 333-194648) pursuant to Rule 462(b), which were declared effective on February 28, 2014 and March 18, 2014, respectively. We received aggregate net proceeds of approximately $26.9 million after deducting commissions and offering expenses. As of December 31, 2016, we used approximately $15 million of the net proceeds of the offering to capitalize our reinsurance subsidiary.

Issuer Purchases of Equity Securities
On May 12, 2016, the Company’s Board of Directors authorized a plan to repurchase up to $2,000,000 of the Company’s common shares, inclusive of commissions and fees. The plan expires on December 31, 2017. The table below summarizes the number of common shares repurchased during the three months ended December 31, 2016 under the share repurchase plan.

For the Month Ended	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Average Price Paid Per Share	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (b)

31-Oct-16	28,162	$4.98	1,461,086
30-Nov-16	11,983	$5.04	1,400,670
31-Dec-16	25,319	$5.66	1,257,373

	65,464	$5.25

ITEM 6
SELECTED FINANCIAL DATA

As a smaller reporting company as defined by Rule 229.10(f)(1) of the Exchange Act, we are not required to provide the information under this item and we have elected to exclude this information as our operating history does not cover the requisite five-year period.

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our Consolidated Financial Statements and the related notes contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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
General
The following is a discussion and analysis of our results of operations for the years ended December 31, 2016 and 2015 and our financial condition as of December 31, 2016 and 2015. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiary, Oxbridge Reinsurance Limited, unless the context dictates otherwise.

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

Income from our investments is primarily comprised of interest income, dividends and net realized gains on investment securities. Such income is primarily from the Company’s investments, which includes investments held in trust accounts that collateralize the reinsurance policies that we write. The investment parameters for trust accounts are generally established by the cedant for the relevant policy.

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

RESULTS OF OPERATIONS
The following table summarizes our results of operations for the years ended December 31, 2016 and 2015 (dollars in thousands, except per share amounts):
	Years Ended December 31,
	2016	2015
Revenue
Assumed premiums	$15,065	14,888
Change in loss experience refund payable	883	(8,294)
Change in unearned premiums reserve	2,110	173

Net premiums earned	18,058	6,767
Net realized investment (losses) gains	554	(325)
Net investment income	450	337
Other-than-temporary impairment losses	-	(399)

Total revenue	19,062	6,380

Expenses
Losses and loss adjustment expenses	14,775	-
Policy acquisition costs and underwriting expenses	286	344
General and administrative expenses	1,420	1,435

Total expenses	16,481	1,779

Net income	$2,581	4,601

Earnings per share
Basic and Diluted	$0.43	0.76

Weighted-average shares outstanding
Basic and Diluted	6,022,985	6,056,219

Dividends paid per share	$0.48	0.48

Performance ratios to net premiums earned:
Loss ratio	82%	0%
Acquisition cost ratio	1.6%	5.1%
Expense ratio	9.4%	26.3%
Combined ratio	91.3%	26.3%

Comparison of the Year Ended December 31, 2016 to Year Ended December 31, 2016

General. Net income for the year ended December 31, 2016 was $2.6 million or $0.43 per basic and diluted earnings per share compared to a net income of $4.6 million or $0.76 per basic and diluted earnings per share for the year ended December 31, 2015. The decrease in net income from $4.6 million to $2.6 million was primarily due to significant net underwriting losses experienced during the year ended December 31, 2016, compared to no losses during the year ended December 31, 2015.

Premium Income.  Premiums earned reflects the pro-rata inclusion into income of premiums assumed (net of loss experience refund) over the life of our reinsurance contracts. Net premiums earned for the year ended December 31, 2016 increased $11.3 million, or 167%, to $18.1 million, from $6.8 million for year ended December 31, 2015. The increase in net premiums earned was primarily as a result of the derecognition of cumulative loss experience refund payable during the year ended December 31, 2016 as the Company experienced significant losses under one of its retrospectively rated multi-year contracts. Such derecognition is recorded in the change in loss experience refund payable, a component of net premiums earned.
Losses Incurred. Losses incurred for year ended December 31, 2016 increased $14.8 million as a result of weather-related events during the year ended December 31, 2016 that significantly impacted our book of business. There were no losses incurred during the year ended December 31, 2015.
Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs and underwriting expenses for the year ended December 31, 2016 decreased by $58 thousand, or 17%, to $286 thousand from $344 thousand for the year ended December 31, 2015. The decrease is the result of a lower weighted-average acquisition costs on reinsurance contracts in force during the year ended December 31, 2016, when compared with the previous year.
General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2016 decreased marginally by $15 thousand. The decrease is not considered material.

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
Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio increased from 0% for the year ended December 31, 2015 to 82% for the year ended December 31, 2016. The increase is wholly due to effect of weather-events during the year ended December 31, 2016 that affected our book of business.
Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio decreased from 5.1% for the year ended December 31, 2015 to 1.6% for the year ended December 31, 2016. The decrease is due to the overall lower weighted-average acquisition costs on reinsurance contracts in force during the year ended December 31, 2016, compared with year ended December 31, 2015, as well as the impact of an adjustment to net premiums earned due to the derecognition of loss experience refund payable mentioned above.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and general and administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio decreased from 26.3% for the year ended December 31, 2015 to 9.4% for the year ended December 31, 2016. The decrease is primarily due to the increase net premiums earned as a result of the derecognition of loss experience refund payable on one of our multi-year retrospectively rated contracts, as mentioned above, coupled with lower policy acquisition costs.
Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, we are not underwriting profitably and may not be profitable. The combined ratio increased from 26.3% for the year ended December 31, 2015 to 91.3% for the year ended December 31, 2016. The increase in the combined ratio is due primarily to weather-related events affecting our book of business during the year ended December 31, 2016, partially offset by the impact of higher net premiums earned due to derecognition of loss experience refund payable mentioned above. There were no loss events during the year ended December 31, 2015.
FINANCIAL CONDITION – DECEMBER 31, 2016 COMPARED TO DECEMBER 31, 2015
Restricted Cash and Cash Equivalents. As of December 31, 2016, our restricted cash and cash equivalents decreased by $6.9 million, or 23%, to $23.4 million, from $30.3 million as of December 31, 2015. The decrease is due primarily to the use of collateral by cedant to pay for losses suffered from weather-related events during the year, in addition to collateral being returned on expiration of a number of insurance contracts, partially offset by collateral being placed for June 1, 2016 renewals.
Investments. As of December 31, 2016, our available for sale securities increased by $1.6 million, or 18%, to $10.9 million, from $9.3 million as of December 31, 2015. The increase is primarily a result of net purchases of fixed-maturity and equity securities, coupled with a significant reduction in unrealized losses on investments in fixed-maturity and equity securities during the year ended December 31, 2016.
Loss Experience Refund Payable.  As of December 31, 2016, our loss experience refund payable decreased primarily by $8.4 million, or 85%, to $1.5 million, from $9.9 million at December 31, 2015. The decrease is due to the derecognition of loss experience refund payable under one reinsurance contract, under which significant losses were experienced during the year ended December 31, 2016, partially offset by the recognition of a pro-rated liability over the year ended December 31, 2016 because the absence of loss experience under certain reinsurance contracts obligates us to refund premium to the reinsurers.
Reserve for losses and loss adjustment expense. As of December 31, 2016, our reserve for losses and loss adjustment expenses increased to $8.7 million, from $0 at December 31, 2015. The increase is wholly due to the establishment of loss reserves due to loss events occurring during the year ended December 31, 2016.

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
As of December 31, 2016 , we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no plans to issue debt and expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.
Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited is subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for Oxbridge Reinsurance Limited is $500. As of December 31, 2016, Oxbridge Reinsurance Limited exceeded the minimum required. By law, Oxbridge Reinsurance Limited is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.
Cash Flows
Our cash flows from operating, investing and financing activities for the years ended December 31, 2016 and 2015 are summarized below.

Cash Flows for the Year ended December 31, 2016 (in thousands)

Net cash provided by operating activities for the year ended December 31, 2016 totaled $416, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses. Net cash provided by investing activities of $6,869 was primarily due to the net sales of available for sale securities and collateral withdrawals from trust accounts. Net cash used in financing activities totaled $3,627 representing net cash dividend payments and cash used to repurchase ordinary shares under the Company’s share repurchase plan.

Cash Flows for the Year ended December 31, 2015 (in thousands)
Net cash provided by operating activities for the year ended December 31, 2015 totaled $8,126, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses. Net cash used in investing activities of $1,951 was primarily due to the net sales of available for sale securities and increased collateral deposited in trust accounts. Net cash used in financing activities totaled $2,908 representing cash dividend payments.

Share Repurchase Program

On May 12, 2016, the Board of Directors of Oxbridge Re Holdings Limited (the “Company”) authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its ordinary stock for an aggregate repurchase price not to exceed $2 million. The plan expires on December 31, 2017. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or tender offers. The repurchases will be funded from cash on hand or other capital markets sources. The stock repurchase program may be suspended or discontinued at any time without prior notice.

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

At December 31, 2016, there was approximately $1,258,000 available under the Plan.

OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2016, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.
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
Loss experience refund payable. Certain contracts include retrospective provisions that adjust premiums or result in profit commissions in the event losses are minimal or zero. Under such contracts, the Company expects to recognize aggregate liabilities payable to the ceding insurers assuming no losses occur during the contract period. In accordance with U.S. GAAP, the Company will recognize a liability in the period in which the absence of loss experience obligates the Company to pay cash or other consideration under the contract. On the contrary, the Company will derecognize such liability in the period in which a loss experience arises. Such adjustments to the liability, which accrue throughout the contract term, will reduce the liability should a catastrophic loss event covered by the Company occu
Reserves for Losses and Loss Adjustment Expenses. We determine our reserves for losses and loss adjustment expenses on the basis of the claims reported by our ceding insurers and for losses incurred but not reported (“IBNR”), we use the assistance of an independent actuary. The reserves for losses and loss adjustment expenses represent management’s best estimate of the ultimate settlement costs of all losses and loss adjustment expenses. We believe that the amounts are adequate; however, the inherent impossibility of predicting future events with precision, results in uncertainty as to the amount which will ultimately be required for the settlement of losses and loss expenses, and the differences could be material. Adjustments are reflected in the consolidated statements of income in the period in which they are determined.

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
As at December 31, 2016 our best estimate for reserves for loss and loss adjustment expenses was $8.7 million, with IBNR representing approximately 54% of such reserves.

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

None.

ITEM 9A
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K (December 31, 2016 ). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.
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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2016, our internal control over financial reporting was effective.
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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B
OTHER INFORMATION

None.

PART III

ITEM 10
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than the information regarding our code of ethics set forth below, the information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the SEC not later than 120 days after December 31, 2016.

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

ITEM 11
EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the SEC not later than 120 days after December 31, 2016.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the SEC not later than 120 days after December 31, 2016.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the SEC not later than 120 days after December 31, 2016.

ITEM 14
PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the SEC not later than 120 days after December 31, 2016.

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

(b)
Exhibits

Reference is made to the separate exhibit index contained on pages 45 through 46 filed herewith.

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

10.1
Lease between 90 North Church Street Ltd. and Oxbridge Re Holdings Limited dated April 17, 2015 (incorporated by reference to Exhibit 10.1 to Oxbridge Re Holdings Limited’s Annual Report on Form 10-K filed March 17, 2016) (Commission File No. 1-36346).

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

10.8*
Amendment dated July 19, 2016 to Employment Agreement between Jay Madhu and Oxbridge Re Holdings Limited dated July 18, 2013 (incorporated by reference to Exhibit 10.31 to Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q filed August 15,2016) (Commission File No. 1-36346).

10.9*

21
List of Subsidiaries of Oxbridge Re Holdings Limited (incorporated by reference to Exhibit 21.1 to Oxbridge Re Holdings Limited’s Registration Statement on Form S-1 filed January 27, 2014) (Commission File No. 333-193577).

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101
The following materials from Oxbridge Re Holdings Limited’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements.

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

OXBRIDGE RE HOLDINGS LIMITED

By	/s/ JAY MADHU
Jay Madhu
Chief Executive Officer and President (Principal Executive Officer)

Date:	March 4, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 4, 2017 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ WRENDON TIMOTHY Wrendon Timothy Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	/s/ JAY MADHU Jay Madhu Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ PARESH PATEL Paresh Patel Director	/s/ KRISHNA PERSAUD Krishna Persaud Director

/s/ RAY CABILLOT Ray Cabillot Director	/s/ ALLAN MARTIN Allan Martin Director

/s/ MAYUR PATEL Mayur Patel Director

Index to Consolidated Financial Statements and Financial Statement Schedules

Form 10-K Page(s)
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2016 and 2015	F-2

Consolidated Statements of Income for the years ended December 31, 2016 and 2015	F-3

Consolidated Statements of Comprehensive Income for the years ended
December 31, 2016 and 2015	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2016
and 2015	F-5

Consolidated Statements of Changes in Shareholders’ Equity for the years ended
December 31, 2016 and 2015	F-7

Notes to Consolidated Financial Statements	F-8

Financial Statements Schedules

Schedule I – Summary of Investments – Other than Investments in Related Parties	F-30

Schedule II – Condensed Financial Information of the Registrant	F-31

Schedule III – Supplementary Insurance Information	F-34

Schedule IV – Supplementary Reinsurance Information	F-35

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders Oxbridge Re Holdings Limited Grand Cayman, Cayman Islands:

We have audited the accompanying consolidated balance sheets of Oxbridge Re Holdings Limited and Subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for years then ended. These consolidated financial statements are the responsibility of the Companyís management. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Companyís management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

HACKER, JOHNSON & SMITH PA
Tampa, Florida
March 4, 2017

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Consolidated Balance Sheets
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At December 31,
	2016	2015
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $6,060 and $3,080, respectively) $	6,051	3,096
Equity securities, available for sale, at fair value (cost: $5,343 and $7,742, respectively)	4,941	6,252
Total investments	10,992	9,348
Cash and cash equivalents	12,242	8,584
Restricted cash and cash equivalents	23,440	30,368
Accrued interest and dividend receivable	48	25
Premiums receivable	4,038	4,117
Deferred policy acquisition costs	88	90
Prepayment and other receivables	98	91
Property and equipment, net	54	64
Total assets	$51,000	52,687

Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$8,702	-
Loss experience refund payable	1,470	9,913
Unearned premiums reserve	3,461	5,571
Accounts payable and other liabilities	204	176
Total liabilities	13,837	15,660

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 5,916,149 and 6,060,000 shares issued and outstanding)	6	6
Additional paid-in capital	33,034	33,657
Retained earnings	4,534	4,838
Accumulated other comprehensive loss	(411)	(1,474)
Total shareholders’ equity	37,163	37,027
Total liabilities and shareholders’ equity	$51,000	52,687

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Consolidated Statements of Income
(expressed in thousands of U.S. Dollars, except per share amounts)

	Years Ended December 31,
	2016	2015

Revenue
Assumed premiums	$15,065	14,888
Change in loss experience refund payable	883	(8,294)
Change in unearned premiums reserve	2,110	173

Net premiums earned	18,058	6,767
Net realized investment gains (losses)	554	(325)
Net investment income	450	337
Other-than-temporary impairment losses	-	(399)

Total revenue	19,062	6,380

Expenses
Losses and loss adjustment expenses	14,775	-
Policy acquisition costs and underwriting expenses	286	344
General and administrative expenses	1,420	1,435

Total expenses	16,481	1,779

Net income	$2,581	4,601

Earnings per share
Basic and Diluted	$0.43	0.76

Dividends paid per share	$0.48	0.48

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
 (expressed in thousands of U.S. Dollars)

	Years Ended December 31,
	2016	2015

Net income	$2,581	4,601
Other comprehensive income (loss):
Change in unrealized gain on investments:
Unrealized gain (loss) arising during the year	1,617	(2,215)
Other-than-temporary impairment losses	-	399
Reclassification adjustment for net realized (gains) losses included in net income	(554)	325

Net change in unrealized loss	1,063	(1,491)

Total other comprehensive income (loss)	1,063	(1,491)

Comprehensive income	3,644	3,110

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Consolidated Statements of Cash Flows
 (expressed in thousands of U.S. Dollars)

	Years Ended December 31,
	2016	2015
Operating activities
Net income	$2,581	4,601
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	119	117
Net amortization of premiums on investments in fixed-maturity securities	21	-
Depreciation and amortization	21	18
Net realized investment (gains) losses	(554)	325
Other-than-temporary impairment losses	-	399
Change in operating assets and liabilities:
Accrued interest and dividend receivable	(23)	(3)
Premiums receivable	79	(36)
Deferred policy acquisition costs	2	42
Prepayment and other receivables	(7)	(11)
Reserve for loss and loss adjustment expenses	8,702	-
Loss experience refund payable	(8,443)	2,780
Unearned premiums reserve	(2,110)	(173)
Accounts payable and other liabilities	28	67

Net cash provided by operating activities	$416	8,126

Investing activities
Change in restricted cash and cash equivalents	6,928	(2,190)
Purchase of fixed-maturity securities	(3,111)	(1,101)
Purchase of equity securities	(10,024)	(12,029)
Proceeds from sale of equity securities	12,968	12,272
Proceeds from sale of fixed-maturity securities	119	1,133
Purchase of property and equipment	(11)	(36)

Net cash provided by (used in) investing activities	$6,869	(1,951)

Financing activities
Repurchases of common stock under share repurchase plan	(742)	-
Cash dividends paid	(2,885)	(2,908)

Net cash used in by financing activities	$(3,627)	(2,908)

(continued)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Consolidated Statements of Cash Flows, continued
 (expressed in thousands of U.S. Dollars)

	Years Ended December 31,
	2016	2015

Net change in cash and cash equivalents	3,658	3,267
Cash and cash equivalents at beginning of year	8,584	5,317

Cash and cash equivalents at end of year	$12,242	8,584

Supplemental disclosure of cash flow information
Interest paid	-	-
Income taxes paid	-	-

Non-cash investing activities
Net change in unrealized gain (loss) on securities available for sale	1,063	(1,491)

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders’ Equity
Years ended December 31, 2016 and 2015
 (expressed in thousands of U.S. Dollars, except per share amounts)

	Ordinary Share Capital
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

Balance at December 31, 2014	6,000,000	6	33,540	3,145	17	36,708
Cash dividends	-	-	-	(2,908)	-	(2,908)
Net income	-	-	-	4,601	-	4,601
Issuance of restricted stock	60,000	-	-	-	-	-
Stock-based compensation	-	-	117	-	-	117
Total other comprehensive loss	-	-	-	-	(1,491)	(1,491)

Balance at December 31, 2015	6,060,000	6	33,657	4,838	(1,474)	37,027
Cash dividends	-	-	-	(2,885)	-	(2,885)
Repurchase and retirement of common stock under share repurchase plan	(143,851)	-	(742)	-	-	(742)
Net income	-	-	-	2,581	-	2,581
Stock-based compensation	-	-	119	-	-	119
Total other comprehensive income	-	-	-	-	1,063	1,063
Balance at December 31, 2016	5,916,149	6	33,034	4,534	(411)	37,163

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements
For the years ended December 31, 2016 and 2015

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

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts, and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At December 31, 2016 and 2015, the DAC was considered fully recoverable and no premium deficiency loss was recorded.

Property and equipment: Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the years ended December 31, 2016 and 2015, there were no impairments in property and equipment.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued

2.
SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for uncollectible receivables: Management evaluates credit quality by evaluating the exposure to individual counterparties, and, where warranted, management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized as income in the year in which they are determined. At December 31, 2016 and 2015, no receivables were determined to be overdue or impaired and, accordingly, no allowance for uncollectible receivables has been established.
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
Premiums assumed (continued)
Reinstatement premiums that are contractually calculated on a pro-rata basis of the original premiums are earned over the remaining coverage period.
Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at December 31, 2016 and 2015.

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

3.
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	December 31,
	2016	2015
	(in thousands)

Cash on deposit	$6,868	$3,567
Cash held with custodians	5,374	5,017
Restricted cash held in trust	23,440	30,368

Total	35,682	38,952

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
4.
INVESTMENTS

The Company holds investments in fixed-maturity securities and equity securities that are classified as available for sale. At December 31, 2016 and 2015, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value ($000)
	($ in thousands)
As of December 31, 2016
Fixed-maturity securities
U.S. Treasury and agency securities	$6,060	$28	$(37)	$6,051

Total fixed-maturity securities	6,060	28	(37)	6,051

Mutual funds	400	2	(6)	396
Preferred stocks	687	8	(4)	691
Common stocks	4,256	126	(528)	3,854

Total equity securities	5,343	136	(538)	4,941

Total available for sale securities	$11,403	$164	$(575)	$10,992

As of December 31, 2015
Fixed-maturity securities
U.S. Treasury and agency securities	$2,969	$12	$-	$2,981
Exchange-traded debt securities	111	4	-	115

Total fixed-maturity securities	3,080	16	-	3,096

Preferred stocks	1,674	15	(174)	1,515
Common stocks	6,068	158	(1,489)	4,737

Total equity securities	7,742	173	(1,663)	6,252

Total available for sale securities	$10,822	$189	$(1,663)	$9,348

At December 31, 2016 and 2015, securities with a fair value of $3,502,000 and $3,638,000, respectively, are held in trust accounts as collateral under reinsurance contracts with the Company’s ceding insurers.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
4.
INVESTMENTS (continued)
Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities at December 31, 2016 and 2015 are as follows:

	Amortized	Estimated
	Cost	Fair Value
	($ in thousands)
As of December 31, 2016
Available for sale

Due within one year	$2,970	$2,998
Due after one year through five years	3,090	3,053

	$6,060	$6,051

Available for sale
Due after one year through five years	$2,969	$2,981
Due after ten years	111	115

	$3,080	$3,096

Gross proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the years ended December 31, 2016 and 2015 are as follows:

	Gross proceeds from	GrossRealized	GrossRealized
	sales	Gains	Losses
	($ in thousands)

Year ended December 31, 2016
Fixed-maturity securities	$119	$8	$-

Equity securities	$12,968	$1,663	$(1,117)

Year ended December 31, 2015
Fixed-maturity securities	$1,133	$81	$(251)

Equity securities	$12,272	$968	$(1,123)

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

Securities with gross unrealized loss positions at December 31, 2016 and 2015, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve		Twelve Months or
	Months		Greater		Total
As of December 31, 2016	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Loss	Value	Loss	Value	Loss	Value
	($ in thousands)		($ in thousands)		($ in thousands)

Fixed maturity securities
U.S. Treasury and agency securities	37	3,053	-	-	37	3,053

Total fixed-maturity securities	37	3,053	-	-	37	3,053

Equity securities
Mutual funds	6	193	-	-	6	193
Preferred stocks	4	396	-	-	4	396
All other common stocks	84	1,142	444	1,088	528	2,230

Total equity securities	94	1,731	444	1,088	538	2,819

Total available for sale securities	$131	$4,784	$444	$1,088	$575	$5,872

At December 31, 2016 , there were 17 securities in an unrealized loss position of which 5 of these positions had been in an unrealized loss position for 12 months or greater.

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

The Company believes there were no fundamental issues such as credit losses or other factors with respect to its fixed-maturity securities. It is expected that the securities would not be settled at a price less than the par value of the investments and because the Company has the ability and intent to hold these securities and it is probable that the Company will not be required to sell these securities until a market price recovery or maturity, the Company does not consider any of its fixed-maturity securities to be other-than-temporarily impaired at December 31, 2016 and 2015.
In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost. For the year ended December 31, 2015, the Company determined that two equity securities were other-than-temporarily impaired after considering factors such as the length of time each security had been in an unrealized loss position, the extent of the decline and the near term prospect for recovery alongside other factors. As a result, the Company recognized impairment losses of $399,000 for year ended December 31, 2015. There were no impairment losses recorded for the year ended December 31, 2016.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
4.
INVESTMENTS (continued)
Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2016 and 2015:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2016	($ in thousands)
Financial Assets:
Cash and cash equivalents	$12,242	$-	$-	$12,242

Restricted cash and cash equivalents	$23,440	$-	$-	$23,440

Fixed-maturity securities:
U.S. Treasury and agency securities	6,051	-	-	6,051

Total fixed-maturity securities	6,051	-	-	6,051

Mutual funds	396	-	-	396
Preferred stocks	691	-	-	691
All other common stocks	3,854	-	-	3,854

Total equity securities	4,941	-	-	4,941

Total available for sale securities	10,992	-	-	10,992

Total	$46,674	$-	$-	$46,674

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued
6.  RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table summarizes the Company’s loss and loss adjustment expenses (“LAE”) and the reserve for loss and LAE reserve movements for the years ending December 31, 2016 and 2015.

	Year ended
	December 31,
	2016	2015
	($ in thousands)

Balance, beginning of year	$-	-
Incurred related to:
Current year	14,775	-
Prior year	-	-
Total incurred	14,775	-
Paid related to:
Current year	(6,073)	-
Prior year	-	-
Total paid	(6,073)	-
Balance, end of year	$8,702	-

The reserves for losses and LAE are comprised of case reserves (which are based on claims that have been reported) and IBNR reserves (which are based on losses that are believed to have occurred but for which claims have not yet been reported and include a provision for expected future development on existing case reserves). The Company uses the assistance of an independent actuary in the determination of IBNR and expected future development of existing case reserves.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued

6.  RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (continued)

The following table discloses information about the Company’s incurred and paid claims development as of December 31, 2016, net of reinsurance, as well as cumulative claim frequency and the total of incurred-but-not-reporting and expected development on reported claims included within the net incurred claims amounts. A claim is defined as a reported loss from a cedant on an excess-of-loss reinsurance contract arising from a loss event for which the Company records a paid loss or case reserve. The Company operates a single business segment, being property catastrophe reinsurance.

Property Catastrophe Reinsurance
(in thousands)
		As of
Incurred Losses and Loss Adjustment Expenses		December 31, 2016

		Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
		(dollars in thousands)
Accident Year	2016
2016	$14,775	$4,704	5

	Cumulative Paid Losses and Loss Adjustment Expenses For the Year Ended December 31,
	(in thousands)
Accident Year		2016
2016		$6,073

Reserve for loss and loss adjustment expenses at December 31, 2016		$8,702

The Company has no retrocession arrangements in place with reinsurers, and as such, there are no reinsurance recoverables on unpaid claims. Therefore, the Company’s gross and net reserve for losses and loss adjustment expenses at December 31, 2016 are both $8,702,000 as recorded on the consolidated balance sheets.

  OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued

6.  RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (continued)

The following table shows the historical average annual percentage payout of claims as at December 31, 2016. This is the Company’s first year of experience underwriting losses.

Average Annual Percentage Payout of Incurred Claims by Age

Years	1

Property Catastrophe Reinsurance	41%

7.
EARNINGS PER SHARE

A summary of the numerator and denominator of the basic and diluted earnings per share is presented below (dollars in thousands except per share amounts):
	December 31,
	2016	2015
Numerator:
Net earnings	$2,581	4,601

Denominator:
Weighted average shares - basic	6,022,985	6,056,219
Effect of dilutive securities - Stock options	-	-
Shares issuable upon conversion of warrants	-	-
Weighted average shares - diluted	6,022,985	6,056,219
Earnings per shares - basic	$0.43	0.76
Earnings per shares - diluted	$0.43	0.76
For the years ended December 31, 2016 and 2015, 215,000 options to purchase 215,000 ordinary shares and 180,000 options to purchase 180,000 ordinary shares, respectively, were anti-dilutive as the sum of the proceeds, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary share during the periods presented.
For the years ended December 31, 2016 and 2015, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were not dilutive because the exercise price of $7.50 exceeded the average market price of the Company’s ordinary share during the periods presented.
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

The fair value of the warrants issued in the initial public offering and initial private placement offering of $1.04 per warrant was determined by the Black-Scholes pricing model using the following assumptions: volatility of 48%, an expected life of 5 years, expected dividend yield of 8% and a risk-free interest rate of 1.69%. There were 8,230,700 warrants outstanding at December 31, 2016 and 2015. No warrants were exercised during the years ended December 31, 2016 and 2015.

The Company declared and paid quarterly cash dividends of $0.12 per ordinary share during each of the four quarters of the year ended December 31, 2016.  The total amount of such dividends declared and paid during 2016 and 2015 were approximately $2.9 million in each year.

In May 2016, the Company’s Board of Directors authorized a plan to repurchase up to $2,000,000 of the Company’s ordinary shares, inclusive of commissions and fees. During the year ended December 31, 2016, the Company repurchased and retired a total of 143,851 shares at a weighted average price per share of $5.16 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the year ended December 31, 2016 was $742,000.
As of December 31, 2016 and 2015, none of the Company’s retained earnings were restricted from payment of dividends to the Company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in the Subsidiary, a dividend from the Subsidiary would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to CIMA.
Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement. See also Note 10.
On January 20, 2017, our Board of Directors declared a quarterly cash dividend of $0.12 per share payable on March 30, 2017 to shareholders of record on March 17, 2017.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued

9.
SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. At December 31, 2016, there were 725,000 shares available for grant under the Plan.

Stock options

Stock options granted and outstanding under the Plan vests quarterly over four years, and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the years ended December 31, 2016 and 2015 is as follows (option amounts not in thousands):

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value ($000)

Outstanding at January 1, 2015	-
Granted	180,000	$6
Outstanding at December 31, 2015	180,000	$6	9 years	$-
Granted	35,000	$6
Outstanding at December 31, 2016	215,000	$6	8.2 years	$-
Exercisable at December 31, 2016	98,750	$6	8.2 years	$-
Compensation expense recognized for the years ended December 31, 2016 and 2015 totaled $31,000 and $29,000, respectively, and is included in general and administrative expenses. At December 31, 2016 and 2015, there was approximately $67,000 and $87,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of twenty-six (26) months.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued

9.
SHARE-BASED COMPENSATION (continued)
During the years ended December 31, 2016 and 2015, 35,000 options and 180,000 options, respectively, were granted with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

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
Information with respect to the activity of unvested restricted stock awards during the years ended December 31, 2016 and 2015 is as follows (share amounts not in thousands):

	Weighted-
	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value
Nonvested at January 1, 2015	-
Granted	60,000	$5.86
Vested	(15,000)
Nonvested at December 31, 2015	45,000	$5.86

Nonvested at January 1, 2016	45,000
Vested	(15,000)
Nonvested at December 31, 2016	30,000	$5.86

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued

9.
SHARE-BASED COMPENSATION (continued)

Compensation expense recognized for the years ended December 31, 2016 and 2015 totaled $88,000, and is included in general and administrative expenses. At December 31, 2016 and 2015, there was approximately $176,000 and $264,000, respectively, of total unrecognized compensation expense related to non-vested restricted stock granted under the Plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of twenty-four (24) months.

10.
NET WORTH FOR REGULATORY PURPOSES

The Subsidiary is subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of its license, the Subsidiary is required to maintain a minimum and prescribed capital requirement of $500 in accordance with the Subsidiary’s approved business plan filed with CIMA. At December 31, 2016 and 2015, the Subsidiary’s net worth of $22.9 million and $24.4 million, respectively, exceeded the minimum and prescribed capital requirement. For the years ended December 31, 2016 and 2015, the Subsidiary’s net income was approximately $1.2 and $4.4 million, respectively.
The Subsidiary is not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiary’s GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of December 31, 2016 and 2015 or for the years then ended.

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

12.
COMMITMENTS AND CONTINGENCIES

The Company has an operating lease for office space located at Strathvale House, 2nd Floor, 90 North Church Street, Grand Cayman, Cayman Islands. The term of the lease is thirty-eight months and commenced on April 17, 2015. Rent expense under this lease for the year ended December 31, 2016 and 2015 was $59,000 and $31,000, respectively, and lease commitments at December 31, 2016 were $86,000.

The Company also has an operating lease for residential space at Britannia Villas #616, Grand Cayman, Cayman Islands that runs through October 31, 2017. Rent expense under this lease for the years ended December 31, 2016 and 2015 was $51,600 and $50,600, respectively, and lease commitments at December 31, 2016 were $43,000.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued

13.
RELATED PARTY TRANSACTIONS

The Company has entered into reinsurance agreements with Claddaugh and HCPCI, both of which are related entities through common directorships. At December 31, 2016 and 2015, included within loss experience refund payable and unearned premiums reserve on the consolidated balance sheets are the following related-party amounts:

	December 31,
	2016	2015
	(in thousands)

Loss experience refund payable	$1,470	$6,510
Unearned premiums reserve	$1,417	$1,392

During the years ended December 31, 2016 and 2015, included within assumed premiums, change in loss experience refund payable and change in unearned premiums reserve on the consolidated statements of income are the following related-party amounts:

	December 31,
	2016	2015
	(in thousands)
Revenue
Assumed premiums	$3,400	$3,340
Change in loss experience refund payable	$(2,520)	$(2,594)
Change in unearned premiums reserve	$(25)	$721

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements, Continued

14.
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	At December 31,
	2016	2015

Leasehold improvements	$21	21
Furniture and Fixtures	38	38
Motor vehicle	21	21
Computer equipment and software	26	15
Total, at cost	106	95
less accumulated depreciation and amortization	(52)	(31)
Property and equipment, net	$54	64

15.
SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements.

Except as disclosed in Note 8 of these consolidated financial statements, there were no other events subsequent to December 31, 2016 for which disclosure was required.

SCHEDULE I

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
 SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2016
(expressed in thousands of U.S. dollars)

Type of investment	Cost or Amortized Cost	Fair Value	Balance Sheet Value
Fixed-maturity securities
U.S. Treasury and agency securities	$6,060	$6,051	$6,051
		-	-

Total fixed-maturity securities	6,060	6,051	6,051

Mutual Funds	400	396	396
Preferred stocks	687	691	691
Common stocks	4,256	3,854	3,854

Total equity securities	5,343	4,941	4,941

Total investments	$11,403	$10,992	10,992

SCHEDULE II

OXBRIDGE RE HOLDINGS LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEET - PARENT COMPANY ONLY
(expressed in thousands of U.S. Dollars)

	At December 31,
	2016	2015

Assets

Cash and cash equivalents	6,360	5,543
Investments, available for sale, at fair value	7,490	5,710
Investment in subsidiary	22,894	24,431
Accrued interest and dividend receivable	41	18
Due from subsidiary	439	1,354
Prepayment and other receivables	89	82
Property and equipment, net	54	64
Total assets	$37,367	37,202

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and other liabilities	204	175

Shareholders’ equity:
Total shareholders’ equity	37,163	37,027
Total liabilities and shareholders’ equity	$37,367	37,202

SCHEDULE II (continued)

OXBRIDGE RE HOLDINGS LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF INCOME - PARENT COMPANY ONLY
(expressed in thousands of U.S. Dollars)

	Years Ended December 31,
	2016	2015

Revenue
Net investment income	$413	300
Net realized investment gains (losses)	646	(69)
Other-than-temporary impairment losses	-	(399)
Other income	1,776	1,788
Operating expenses	(1,410)	(1,425)
Income before equity in earnings of subsidiary	1,425	195
Equity in earnings of subsidiary	1,156	4,406

Net income	$2,581	4,601

SCHEDULE II (continued)

OXBRIDGE RE HOLDINGS LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENT OF CASH - PARENT COMPANY ONLY
(expressed in thousands of U.S. Dollars)

	Years Ended December 31,
	2016	2015
Operating activities
Net income	$2,581	4,601
Adjustments to reconcile net income to net cash provided/(used in) by operating activities:
Equity in earnings of subsidiary	(1,156)	(4,406)
Stock-based compensation	119	117
Net amortization of premiums on investments in fixed-maturity securities	21	-
Depreciation	21	18
Net realized investment (gains) losses	(646)	69
Other-than-temporary impairment losses	-	399
Change in operating assets and liabilities:
Accrued interest and dividend receivable	(23)	(3)
Due from subsidiary	915	(239)
Prepayment and other receivables	(7)	(10)
Accounts payable and other liabilities	29	66

Net cash provided by / (used in) operating activities	$1,854	612

Investing activities
Dividends from subsidiary	2,880	2,880
Purchase of available for sale securities	(13,136)	(10,670)
Proceeds from sale of available for sale securities	12,857	11,524
Purchase of property and equipment	(11)	(36)

Net cash provided by / (used in) investing activities	$2,590	3,698

Financing activities
Repurchases of common stock under share repurchase plan	(742)	-
Cash dividends paid	(2,885)	(2,908)

Net cash used in financing activities	$(3,627)	(2,908)

Net change in cash and cash equivalents	817	1,402
Cash and cash equivalents at beginning of year	5,543	4,141
Cash and cash equivalents at end of year	$6,360	5,543

SCHEDULE III

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015
  (expressed in thousands of U.S. dollars)

Year	Segment	Deferred acquisition costs, net	Reserves for losses and loss adjustment expenses – gross	Unearned premiums – gross	Net premiums earned	Investment income (loss)	Net losses, and loss adjustment expenses	Amortization of deferred acquisition costs	Operating expenses	Gross premiums written
2016	Property & Casualty	$88	$ 8,702	$3,461	$18,058	$1,004	$ 14,775	$286	$1,420	$15,065
2015	Property & Casualty	$90	$-	$5,571	$6,767	$(387)	$-	$344	$1,435	$14,888

SCHEDULE IV

			Premiums	Premiums		Percentage
		Direct	ceded to	assumed		of amount
		Gross	other	from other		assumed to
Year	Segment	Premiums	companies	companies	Net amount	net
2016	Property & Casualty	$-	$-	$15,065	$15,065	100%

2015	Property & Casualty	$-	$-	$14,888	$14,888	100%