Form 10-Q
period 2017-03-31
OXBRIDGE RE HOLDINGS Ltd
filed 2017-05-15
CIK 1584831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 12, 2017; 5,836,643 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Consolidated Balance Sheets
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At March 31, 2017	At December 31, 2016
	(Unaudited)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $10,027 and $6,060, respectively)	$10,021	6,051
Equity securities, available for sale, at fair value (cost: $4,799 and $5,543, respectively)	4,351	4,941
Total investments	14,372	10,992
Cash and cash equivalents	15,338	12,242
Restricted cash and cash equivalents	15,871	23,440
Accrued interest and dividend receivable	34	48
Premiums receivable	1,637	4,038
Deferred policy acquisition costs	68	88
Prepayment and other receivables	111	98
Property and equipment, net	49	54
Total assets	$47,480	51,000

Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$5,684	8,702
Loss experience refund payable	2,218	1,470
Unearned premiums reserve	2,044	3,461
Accounts payable and other liabilities	156	204
Total liabilities	10,102	13,837

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 5,861,872 and 5,916,149 shares issued and outstanding)	6	6
Additional paid-in capital	32,727	33,034
Retained earnings	5,099	4,534
Accumulated other comprehensive loss	(454)	(411)
Total shareholders’ equity	37,378	37,163
Total liabilities and shareholders’ equity	$47,480	51,000

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
 Consolidated Statements of Income
(Unaudited)
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	Three Months Ended
	March 31,
	2017	2016

Revenue
Assumed premiums	$880	503
Change in loss experience refund payable	(748)	(2,088)
Change in unearned premiums reserve	1,416	2,966

Net premiums earned	1,548	1,381
Net realized investment gains	2	56
Net investment income	86	94

Total revenue	1,636	1,531

Expenses
Losses and loss adjustment expenses	(32)	63
Policy acquisition costs and underwriting expenses	63	61
General and administrative expenses	335	364

Total expenses	366	488

Net income	$1,270	1,043

Earnings per share
Basic and Diluted	$0.22	0.17

Dividends paid per share	$0.12	0.12

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
 Consolidated Statements of Comprehensive Income
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Three Months Ended
	March 31,
	2017	2016

Net income	$1,270	1,043
Other comprehensive (loss) income:
Change in unrealized loss on investments:
Unrealized (loss) gain arising during the period	(41)	344
Reclassification adjustment for net realized gains included in net income	(2)	(56)

Net change in unrealized loss	(43)	288

Total other comprehensive (loss) income	(43)	288

Comprehensive income	$1,227	1,331

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
 Consolidated Statements of Cash Flows
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Three Months Ended
	March 31,
	2017	2016
Operating activities
Net income	$1,270	1,043
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	31	30
Net amortization of premiums on investments in fixed-maturity securities	21	-
Depreciation and amortization	5	5
Net realized investment gains	(2)	(56)
Change in operating assets and liabilities:
Accrued interest and dividend receivable	14	(6)
Premiums receivable	2,401	2,462
Deferred policy acquisition costs	20	35
Prepayment and other receivables	(13)	(2)
Reserve for losses and loss adjustment expenses	(3,018)	63
Loss experience refund payable	748	2,088
Unearned premiums reserve	(1,417)	(2,965)
Accounts payable and other liabilities	(48)	(72)

Net cash provided by operating activities	$12	2,625

Investing activities
Change in restricted cash and cash equivalents	7,569	1,479
Purchase of fixed-maturity securities	(3,987)	(3,111)
Purchase of equity securities	(3,032)	(1,683)
Proceeds from sale of fixed-maturity and equity securities	3,577	1,447

Net cash provided by (used in) investing activities	$4,127	(1,868)

Financing activities
Repurchases of common stock under share repurchase plan	(338)	-
Dividends paid	(705)	(727)

Net cash used in financing activities	$(1,043)	(727)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
 Consolidated Statements of Cash Flows, continued
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Three Months Ended
	March 31,
	2017	2016

Net change in cash and cash equivalents	3,096	30
Cash and cash equivalents at beginning of period	12,242	8,584

Cash and cash equivalents at end of period	$15,338	8,614

Supplemental disclosure of cash flow information
Interest paid	-	-
Income taxes paid	-	-

Non-cash investing activities
Net change in unrealized loss on securities available for sale	(43)	288

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
 Three Months Ended March 31, 2017 and 2016
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	Ordinary Share Capital		Additional Paid-in	Retained	Accumulated Other	Total Shareholders'
	Shares	Amount	Capital	Earnings	Comprehensive Loss	Equity

Balance at December 31, 2015	6,060,000	6	33,657	4,838	(1,474)	37,027
Cash dividends paid	-	-	-	(727)	-	(727)
Net income for the period	-	-	-	1,043	-	1,043
Stock-based compensation	-	-	30	-	-	30
Total other comprehensive income	-	-	-	-	288	288
Balance at March 31, 2016	6,060,000	6	33,687	5,154	(1,186)	37,661

Balance at December 31, 2016	5,916,149	6	33,034	4,534	(411)	37,163
Cash dividends paid	-	-	-	(705)	-	(705)
Repurchase and retirement of common stock under share repurchase plan	(54,277)	-	(338)	-	-	(338)
Net income for the period	-	-	-	1,270	-	1,270
Stock-based compensation	-	-	31	-	-	31
Total other comprehensive loss	-	-	-	-	(43)	(43)
Balance at March 31, 2017	5,861,872	6	32,727	5,099	(454)	37,378

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017

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

(b)
Basis of Presentation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of March 31, 2017 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2017. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 included in the Company’s Form 10-K, which was filed with the SEC on March 13, 2017.

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
March 31, 2017

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
March 31, 2017

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

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts, and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At March 31, 2017, the DAC was considered fully recoverable and no premium deficiency loss was recorded.

Property and equipment: Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the three-month period ended March 31, 2017, there were no impairments in property and equipment.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017

Allowance for uncollectible receivables: Management evaluates credit quality by evaluating the exposure to individual counterparties; where warranted management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized as income in the year in which they are determined. At March 31, 2017, no receivables were determined to be overdue or impaired and, accordingly, no allowance for uncollectible receivables has been established.

Reserves for losses and loss adjustment expenses: The Company determines its reserves for losses and loss adjustment expenses on the basis of the claims reported by the Company’s ceding insurers and for losses incurred but not reported (“IBNR”), management uses the assistance of an independent actuary. The reserves for losses and loss adjustment expenses represent management’s best estimate of the ultimate settlement costs of all losses and loss adjustment expenses. Management believes that the amounts are adequate; however, the inherent impossibility of predicting future events with precision, results in uncertainty as to the amount which will ultimately be required for the settlement of losses and loss expenses, and the differences could be material. Adjustments are reflected in the consolidated statements of income in the period in which they are determined.

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

Premiums assumed: The Company records premiums assumed, net of loss experience refunds, as earned pro-rata over the terms of the reinsurance agreements and the unearned portion at the consolidated balance sheet date is recorded as unearned premiums reserve. A reserve is made for estimated premium deficiencies to the extent that estimated losses and loss adjustment expenses exceed related unearned premiums. Investment income is not considered in determining whether or not a deficiency exists.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017

Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at March 31, 2017.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017

Recent accounting pronouncements:

Accounting Standards Update No. 2016-18. In November 2016, the  Financial Accounting Standards Board ("FASB") issued Accounting Standards Board ("ASU") 2016-18, “Statements of Cash Flows - Restricted Cash (Topic 230)” (“ASU 2016-18”). ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents in the consolidated statement of cash flows and disclose the nature of the restrictions on cash and cash equivalents. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company currently separately discloses the restrictions on cash and cash equivalents in Note 3 of the consolidated financial statements and expects to continue these disclosures since ASU 2016-18 does not change the requirement in Regulation S-X (Rule 5-02) to separately disclose cash and cash equivalents that have restrictions on withdrawal or use. The Company currently presents changes in restricted cash and cash equivalents under investing activities in the consolidated statements of cash flows. Upon adoption of ASU 2016-18, the Company will amend the presentation in the consolidated statement of cash flows to include the restricted cash and cash equivalents with cash and cash equivalents in the statements of cash flows and will retrospectively reclassify all periods presented.

Accounting Standards Update No. 2016-13. In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends the guidance on reporting credits losses and affects loans, debt securities, trade receivables, reinsurance recoverables and other financial assets that have the contractual right to receive cash. The amendments are effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for any organization for annual periods beginning after December 15, 2018 and interim periods within those annual periods. The Company is in the process of evaluating the impact of the requirements of ASU 2016-13 on the Company’s consolidated financial statements and anticipates implementing ASU 2016-13 during the first quarter of fiscal year 2020.

Accounting Standards Update No. 2016-09. In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718), which affects all entities that issue share-based awards to their employees. Among the amendments affecting share-based payment transactions are their income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for all public entities for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years.  Early adoption is permitted for all entities. The Company does not expect a material impact of this guidance on the Company’s consolidated financial statements.

Accounting Standards Update No. 2016-02. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes Topic 840 and creates the new lease accounting standards for lessees and lessors, primarily related to the recognition of lease assets and liabilities by lessees for leases classified as operating leases. ASU 2016-02 is effective for all public entities for reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017

Accounting Standards Update No. 2016-01. In January 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. One of the changes is to require certain equity investments to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 is effective for all public entities for reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. For all other entities, the amendments in ASU 2016-01 are effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

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

Reclassifications: Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At March 31,	At December 31,
	2017	2016
	(in thousands)

Cash on deposit	$9,234	$6,868
Cash held with custodians	6,104	5,374
Restricted cash held in trust	15,871	23,440

Total	31,209	35,682

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

4. INVESTMENTS

The Company holds investments in fixed-maturity securities and equity securities that are classified as available-for-sale. At March 31, 2017 and December 31, 2016, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value ($000)
	($ in thousands)
As of March 31, 2017
Fixed-maturity securities
U.S. Treasury and agency securities	$10,027	$27	$(33)	$10,021

Total fixed-maturity securities	10,027	27	(33)	10,021

Mutual funds	400	5	(1)	404
Preferred stocks	785	17	(1)	801
Common stocks	3,614	90	(558)	3,146

Total equity securities	4,799	112	(560)	4,351

Total available for sale securities	$14,826	$139	$(593)	$14,372

As of December 31, 2016
Fixed-maturity securities
U.S. Treasury and agency securities	$6,060	$28	$(37)	$6,051

Total fixed-maturity securities	6,060	28	(37)	6,051

Mutual funds	400	2	(6)	396
Preferred stocks	687	8	(4)	691
Common stocks	4,256	126	(528)	3,854

Total equity securities	5,343	136	(538)	4,941

Total available for sale securities	$11,403	$164	$(575)	$10,992

At March 31, 2017 and December 31, 2016, available-for-sale securities with fair value of $7,484,000 and $3,502,000, respectively, are held in trust accounts as collateral under reinsurance contacts with the Company’s ceding insurers.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017

4.
INVESTMENTS (continued)

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities at March 31, 2017 and December 31, 2016 are as follows:

	Amortized	Estimated
	Cost	Fair Value
	($ in thousands)
As of March 31, 2017
Available for sale
Due within one year	$6,040	6,036
Due after one year through five years	3,987	3,985

	$10,027	$10,021

As of December 31, 2016
Available for sale
Due within one year	$2,970	$2,998
Due after one year through five years	3,090	3,053

	$6,060	$6,051

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three months ended March 31, 2017 and 2016 were as follows:

	Gross	Gross	Gross
	proceeds from	Realized	Realized
	sales	Gains	Losses
($ in thousands)

Three Months Ended March 31, 2017
Fixed-maturity securities	$-	$-	$-

Equity securities	$3,577	$192	$(190)

Three Months Ended March 31, 2016
Fixed-maturity securities	$-	$-	$-

Equity securities	$1,447	$188	$(132)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017

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

Securities with gross unrealized loss positions at March 31, 2017 and December 31, 2016, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve		Twelve Months or
	Months		Greater		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of March 31, 2017	Loss	Value	Loss	Value	Loss	Value
	($ in thousands)		($ in thousands)		($ in thousands)

Fixed maturity securities
U.S. Treasury and agency securities	3	3,985	30	3,039	33	7,024

Total fixed-maturity securities	3	3,985	30	3,039	33	7,024

Equity securities
Mutual funds	1	199	-	-	1	199
Preferred stocks	1	199	-	-	1	199
All other common stocks	30	538	528	1,004	558	1,542

Total equity securities	32	936	528	1,004	560	1,940

Total available for sale securities $	35	$4,921	$558	$4,043	$593	$8,964

At March 31, 2017, there were 15 securities in an unrealized loss position of which 6 of these positions had been in an unrealized loss position for 12 months or greater.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017

4.
INVESTMENTS (continued)

	Less Than Twelve		Twelve Months or
	Months		Greater		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of December 31, 2016	Loss	Value	Loss	Value	Loss	Value
	($ in thousands)		($ in thousands)		($ in thousands)

Fixed maturity securities
U.S. Treasury and agency securities	37	3,053	-	-	37	3,053

Total fixed-maturity securities	37	3,053	-	-	37	3,053

Equity securities
Mutual funds	6	193	-	-	6	193
Preferred stocks	4	396	-	-	4	396
All other common stocks	84	1,142	444	1,088	528	2,230

Total equity securities	94	1,731	444	1,088	538	2,819

Total available for sale securities $	131	$4,784	$444	$1,088	$575	$5,872

At December 31, 2016, there were 17 securities in an unrealized loss position of which 5 of these positions had been in an unrealized loss position for 12 months or greater.

The Company believes there were no fundamental issues such as credit losses or other factors with respect to its fixed-maturity securities. It is expected that the securities would not be settled at a price less than the par value of the investments and because the Company has the ability and intent to hold these securities and it is probable that the Company will not be required to sell these securities until a market price recovery or maturity, the Company does not consider any of its fixed-maturity securities to be other-than-temporarily impaired at March 31, 2017 and December 31, 2016.

In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost, along with factors including the length of time each security had been in an unrealized loss position, the extent of the decline and the near term prospect for recovery. Based on management’s evaluation, the Company does not consider any of its equity securities to be other-than-temporarily impaired at March 31, 2017 and December 31, 2016.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017

4.
INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2017 and December 31, 2016:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2017	($ in thousands)
Financial Assets:
Cash and cash equivalents	$15,338	$-	$-	$15,338

Restricted cash and cash equivalents	$15,871	$-	$-	$15,871

Fixed-maturity securities:
U.S. Treasury and agency securities	10,021	-	-	10,021

Total fixed-maturity securities	10,021	-	-	10,021

Mutual funds	404	-	-	404
Preferred stocks	801	-	-	801
All other common stocks	3,146	-	-	3,146

Total equity securities	4,351	-	-	4,351

Total available for sale securities	14,372	-	-	14,372

Total	$45,581	$-	$-	$45,581

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017

6.  LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table summarizes the Company’s loss and loss adjustment expenses (“LAE”) and the reserve for loss and LAE reserve movements for the three-month periods ending March 31, 2017 and 2016:

	At March 31,	At March 31,
	2017	2016
	(in thousands)

Balance, beginning of period	$8,702	$-
Incurred related to:
Current period	-	63
Prior period	(32)	-
Total incurred	(32)	63
Paid related to:
Current period	-	-
Prior period	(2,986)	-
Total paid	(2,986)	-
Balance, end of period	$5,684	$63

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
March 31, 2017

7.  EARNINGS PER SHARE

A summary of the numerator and denominator of the basic and diluted earnings per share is presented below (dollars in thousands except per share amounts):

	Three Months Ended
	March 31,
	2017	2016

Numerator:
Net earnings	$1,270	1,043

Denominator:
Weighted average shares - basic	5,891,926	6,060,000
Effect of dilutive securities - Stock options	-	-
Shares issuable upon conversion of warrants	-	-
Weighted average shares - diluted	5,891,926	6,060,000
Earnings per shares - basic	$0.22	0.17
Earnings per shares - diluted	$0.22	0.17

For the three-month periods ended March 31, 2017 and 2016, options to purchase 250,000 and 215,000 ordinary shares, respectively, were anti-dilutive as the sum of the proceeds, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary share during the periods presented.

For the three-month periods ended March 31, 2017 and 2016, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were not dilutive because the exercise price of $7.50 exceeded the average market price of the Company’s ordinary share during the periods presented.

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
March 31, 2017

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

On January 24, 2017, our Board of Directors declared a quarterly cash dividend of $0.12 per share payable on March 30, 2017 to shareholders of record on March 17, 2017.

On May 12, 2017, our Board of Directors declared a quarterly cash dividend of $0.12 per share payable on June 30, 2017 to shareholders of record on June 23, 2017.

In May 2016, the Company’s Board of Directors authorized a plan to repurchase up to $2,000,000 of the Company’s common shares, inclusive of commissions and fees. During the three months ended March 31, 2017, the Company repurchased and retired a total of 54,277 shares at a weighted-average price per share of $6.20 under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the three months ended March 31, 2017 was $338,000, or $6.23 per share.

As of March 31, 2017, none of the Company’s retained earnings were restricted from payment of dividends to the Company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in the Subsidiary, a dividend from the Subsidiary would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017

8.  SHAREHOLDERS’ EQUITY (continued)

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement. See also Note 10.

9.
SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. At March 31, 2017, there were 690,000 shares available for grant under the Plan.

Stock options

The Company accounts for share-based compensation under the fair value recognition provisions of ASC Topic 718 – “Compensation – Stock Compensation.” Stock options granted and outstanding under the Plan vests quarterly over four years, and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three-month periods ended March 31, 2017 and 2016 is as follows:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value ($000)

Outstanding at January 1, 2017	215,000
Granted	35,000
Outstanding at March 31, 2017	250,000	$6.01	8.2 years	$137,500
Exercisable at March 31, 2017	114,375	$6.01	8.2 years	$62,906
Outstanding at January 1, 2016	180,000
Granted	35,000	$6
Outstanding at March 31, 2016	215,000	$6	8.9 years	$-
Exercisable at March 31, 2016	58,438	$6	8.9 years	$-

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017

9.
SHARE-BASED COMPENSATION (continued)

Compensation expense recognized for the three-month periods ended March 31, 2017 and 2016 totaled $10,000 and $8,000, respectively, and is included in general and administrative expenses. At March 31, 2017 and 2016, there was approximately $83,000 and $91,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of twenty-six (26) months.

During the three-month periods ended March 31, 2017 and 2016, 35,000 options in each period, were granted with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

	2017	2016

Expected dividend yield	8%	9.6%
Expected volatility	35%	35%
Risk-free interest rate	2.48%	2.03%
Expected life (in years)	10	10
Per share grant date fair value of options issued	$0.73	$0.34

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017

9.
SHARE-BASED COMPENSATION (continued)

Information with respect to the activity of unvested restricted stock awards during the three-month periods ended March 31, 2017 and 2016 is as follows:

	Weighted-
	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Nonvested at January 1, 2017	30,000	$5.86
Vested	(3,750)
Nonvested at March 31, 2017	26,250	$5.86

Nonvested at January 1, 2016	45,000
Vested	(3,750)
Nonvested at March 31, 2016	41,250	$5.86

Compensation expense recognized for the three-month periods ended March 31, 2017 and 2016 totaled $21,000 and $22,000, respectively, and is included in general and administrative expenses. At March 31, 2017 and 2016, there was approximately $154,000 and $242,000, respectively, of total unrecognized compensation expense related to non-vested restricted stock granted under the Plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of twenty-one (21) months.

10.  NET WORTH FOR REGULATORY PURPOSES

The Subsidiary is subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of its license, the Subsidiary is required to maintain a minimum and prescribed capital requirement of $500 in accordance with the Subsidiary’s approved business plan filed with CIMA. At March 31, 2017 and 2016, the Subsidiary’s net worth of $23.2 million and $24.6 million, respectively, exceeded the minimum and prescribed capital requirement. For the three-month periods ended March 31, 2017 and 2016, the Subsidiary’s net income was approximately $1.1 million and $873 thousand, respectively.

The Subsidiary is not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiary’s GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of March 31, 2017 or for the period then ended.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017

12. COMMITMENTS AND CONTINGENCIES
The Company has an operating lease for office space located at Strathvale House,
2nd Floor, 90 North Church Street, Grand Cayman, Cayman Islands. The term of the lease is thirty-eight months and commenced on April 17, 2015. Rent expense under this lease for the three-month periods ended March 31, 2017 and 2016 was $14,700 and $13,300, and lease commitments at March 31, 2017 were $76,400.

The Company also has an operating lease for residential space at Britannia Villas #616, Grand Cayman, Cayman Islands that runs through October 31, 2017. Rent expense under this lease for the three-month periods ended March 31, 2017 and 2016 was $12,900 in each period, and lease commitments at March 31, 2017 were $30,100.

13. RELATED PARTY TRANSACTIONS

The Company has entered into reinsurance agreements with Claddaugh which is a related entity through common directorship. At March 31, 2017 and December 31, 2016, included within loss experience refund payable and unearned premiums reserve on the consolidated balance sheets are the following related-party amounts:

	At March 31, 2017	At December 31, 2016

	(in thousands)

Loss experience refund payable	$2,100	$1,470
Unearned premiums reserve	$567	$1,417

During the three-month periods ended March 31, 2017 and 2016, included within change in loss experience refund payable and change in unearned premiums reserve on the consolidated statements of income are the following related-party amounts:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)

Revenue
Change in loss experience refund payable	$(630)	$(630)
Change in unearned premiums reserve	$850	$835

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
March 31, 2017

14.  SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements.

Except as disclosed in Note 8 of these consolidated financial statements, there were no other events subsequent to March 31, 2017 for which disclosure was required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including in this Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result, ” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” contained in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2017. We undertake no obligation to publicly update or revise any forward -looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward -looking statements which speak only to the dates on which they were made.

GENERAL

The following is a discussion and analysis of our results of operations for the three- month periods ended March 31, 2017 and 2016 and our financial condition as of March 31, 2017 and December 31, 2016. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2017. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiary, Oxbridge Reinsurance Limited, unless the context dictates otherwise.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three-month periods ended March 31, 2017 and 2016 (dollars in thousands, except per share amounts):

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Consolidated Statements of Income (unaudited)
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	Three Months Ended
	March 31,
	2017	2016

Revenue
Assumed premiums	$880	503
Change in loss experience refund payable	(748)	(2,088)
Change in unearned premiums reserve	1,416	2,966

Net premiums earned	1,548	1,381
Net realized investment gains	2	56
Net investment income	86	94

Total revenue	1,636	1,531

Expenses
Loss and loss adjustment expenses	(32)	63
Policy acquisition costs and underwriting expenses	63	61
General and administrative expenses	335	364

Total expenses	366	488

Net income	$1,270	1,043

Earnings per share
Basic and Diluted	$0.22	0.17

Dividends paid per share	$0.12	0.12

Performance ratios to net premiums earned:
Loss ratio	-2.1%	4.6%
Acquisition cost ratio	4.1%	4.4%
Expense ratio	25.7%	30.8%
Combined ratio	23.6%	35.3%

General. Net income for the quarter ended March 31, 2017 was $1.3 million, or $0.22 per basic and diluted share, compared to a net income of $1 million, or $0.17 per basic and diluted share, for the quarter ended March 31, 2016. The increase in net income from $1 million to $1.2 million was due to higher net premiums earned, coupled with lower total expenses during the quarter ended March 31, 2017 compared with the previous quarter.

Premium Income. Premiums earned reflects the pro rata inclusion into income of premiums assumed (net of loss experience refund) over the life of the reinsurance contracts.

Net premiums earned for the quarter ended March 31, 2017 increased $167 thousand, or 12%, to $1.54 million, from $1.38 million for the quarter ended March 31, 2016. The increase in net premiums earned was primarily as a result of growth and size in the number of active reinsurance contracts during the quarter ended March 31, 2017, compared with the previous quarter.

Losses Incurred. Losses incurred for the quarter ended March 31, 2017 decreased $95 thousand, or 151%, to (32) thousand, from $63, thousand for the quarter ended March 31, 2016. The decrease is the result of favorable development on losses recorded as established by our independent actuary, during the quarter ended March 31, 2017, compared with the previous quarter.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs and underwriting expenses for the quarter ended March 31, 2017 increased $2 thousand, or 3%, to 63 thousand from $61 thousand for the quarter ended March 31, 2015. The increase is not considered material.

General and Administrative Expenses. General and administrative expenses for the quarter ended March 31, 2017 decreased $29 thousand, or 8%, to $335 thousand, from $364 thousand for the quarter ended March 31, 2016. The decrease is not considered material and simply represents random fluctuation in general and administrative expenses between the quarters represented.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio decreased from 4.6% for the quarter ended March 31, 2016 to (2.1) % for the quarter ended March 31, 2017. The decrease is wholly due to the favorable development of losses during the quarter ended March 31, 2017, compared with the previous quarter.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio decreased from 4.4% for the quarter ended March 31, 2016 to 4.1% for the quarter ended March 31, 2017. The decrease is due to the overall lower weighted-average acquisition costs on reinsurance contracts in force during the three-month period ended March 31, 2017, coupled with higher net premiums earned, compared with three-month period ended March 31, 2016.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and other administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio decreased from 30.8% for the three-month period ended March 31, 2016 to 25.7% for the three-month period ended March 31, 2017. The decrease is due to lower general and administrative expenses during the quarter, coupled with higher net premiums earned, when compared with the three-month period ended March 31, 2016.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, we are not underwriting profitably and may not be profitable. The combined ratio decreased from 35.3% for the three-month period ended March 31, 2016 to 23.6% for the three-month period ended March 31, 2017. The decrease in the combined ratio is due to lower expense ratio and loss ratio during the three-month period ended March 31, 2017 as mentioned above, when compared with the previous quarter.

FINANCIAL CONDITION – MARCH 31, 2017 COMPARED TO DECEMBER 31, 2016

Restricted Cash and Cash Equivalents. As of March 31, 2017, our restricted cash and cash equivalents decreased by $7.6 million, or 32%, to $15.8 million, from $23.4 million as of December 31, 2016. The decrease is the net result of collateral returned on the expiration of reinsurance contracts, coupled with withdrawals by the cedant for settlement of losses under the reinsurance contracts during the three-month period ended March 31, 2017, offset by funds placed as collateral under our a new contract written during the quarter.

Investments. As of March 31, 2017, our available-for-sale securities increased by $3.4 million, or 31%, to $14.4 million, from $11 million as of December 31, 2016. The increase is primarily a result of net purchases of fixed-maturity and equity securities during the three-month period ended March 31, 2017.

Premiums Receivable. As of March 31, 2017, our premiums receivable decreased by approximately $2.4 million, or 59%, to $1.6 million, from $4 million as of December 31, 2016. The decrease is due to the receipt of premium installments during the three-month period ended March 31, 2017.

Loss Experience Refund Payable. As of March 31, 2017, our loss experience refund payable increased by $748 thousand, or 51%, to $2.2 million, from $1.5 million at December 31, 2016. The increase is due primarily to the recognition of a pro-rated liability over the three-month period ended March 31, 2017, because the absence of loss experience under two of our reinsurance contracts obligates us to refund premium to two of our ceding reinsurers.

Unearned Premiums Reserve. As of March 31, 2017, our unearned premiums reserve decreased by $1.4 million, or 41%, to $2 million, from $3.4 million at December 31, 2016. The decrease is due wholly to the recognition of premium income on in-force reinsurance contracts during the three-month period ended March 31, 2017.

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

As of March 31, 2017, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no plans to issue debt and expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited is subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for Oxbridge Reinsurance Limited is $500. As of March 31, 2017, Oxbridge Reinsurance Limited exceeded the minimum required. By law, Oxbridge Reinsurance Limited is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing and financing activities for the three-month periods ended March 31, 2017 and 2016 are summarized below.

Cash Flows for the Three months ended March 31, 2017 (in thousands)

Net cash provided by operating activities for the three months ended March 31, 2017 totaled $12 thousand, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses. Net cash provided by investing activities of $4,127 was primarily due to the net purchases of available-for-sale securities of $3,442, offset by net return of collateral of $7,569. Net cash used in financing activities totaled $1,043 representing net cash dividend payments and cash used to repurchase ordinary shares under the Company’s share repurchase plan.

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

At March 31, 2017, there was approximately $919,000 available under the plan. See Part II – Item 2 (b) of this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

As of March 31, 2017, our best estimate for reserves for loss and loss adjustment expenses was $5.7 million, with IBNR representing approximately 35% of such reserves.

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

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.
Legal Proceedings

We are not currently involved in any litigation or arbitration. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

Item 1A.
Risk Factors

There have been no material changes to the risk factors previously disclosed in the section entitled “Risk Factors” in our Form 10-K, which was filed with the Securities and Exchange Commission on March 13, 2017.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Sales of Unregistered Securities

None.

(b)
Repurchases of Equity Securities

The table below summarizes the number of common shares repurchased during the three months ended March 31, 2017 under a share repurchase plan:

			Maximum Dollar
	Total Number of		Value of Shares That
	Shares Purchased as		May Yet Be
	Part of Publicly	Average	Purchased Under
	Announced Plans	Price Paid	The Plans
For the Month Ended	or Programs (a)	Per Share	or Programs (b)

31-Jan-17	16,127	$6.05	1,159,859
28-Feb-17	9,599	$5.99	1,102,318
31-Mar-17	28,551	$6.42	918,897

	54,277	$6.23

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

101
The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: May 15, 2017	By: /s/ JAY MADHU
Jay Madhu Chief Executive Officer and President (Principal Executive Officer)

Date: May 15, 2017	By: /s/ WRENDON TIMOTHY
Wrendon Timothy Chief Financial Officer and Secretary (Principal Financial Officer and PrincipalAccounting Officer)