Form 10-Q
period 2017-06-30
OXBRIDGE RE HOLDINGS Ltd
filed 2017-08-14
CIK 1584831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 8, 2017; 5,786,562 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Consolidated Balance Sheets
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At June 30, 2017	At December 31, 2016
	(Unaudited)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $10,006 and $6,060, respectively)	$10,007	6,051
Equity securities, available for sale, at fair value (cost: $5,719 and $5,343, respectively)	5,399	4,941
Total investments	15,406	10,992
Cash and cash equivalents	5,758	12,242
Restricted cash and cash equivalents	26,496	23,440
Accrued interest and dividend receivable	56	48
Premiums receivable	12,112	4,038
Deferred policy acquisition costs	537	88
Unearned premiums ceded	733	-
Prepayment and other receivables	151	98
Property and equipment, net	49	54
Total assets	$61,298	51,000

Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$3,043	8,702
Loss experience refund payable	2,730	1,470
Losses payable	1,467	-
Unearned premiums reserve	16,276	3,461
Accounts payable and other liabilities	152	204
Total liabilities	23,668	13,837

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 5,806,334 and 5,916,149 shares issued and outstanding)	6	6
Additional paid-in capital	32,426	33,034
Retained earnings	5,517	4,534
Accumulated other comprehensive loss	(319)	(411)
Total shareholders’ equity	37,630	37,163
Total liabilities and shareholders’ equity	$61,298	51,000

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
 Consolidated Statements of Income
(Unaudited)
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Revenue
Assumed premiums $	$17,376	14,562	$18,256	15,065
Premiums ceded	(147)	-	(147)	-
Change in loss experience refund payable	(512)	(289)	(1,260)	(2,377)
Change in unearned premiums reserve	(14,231)	(10,927)	(12,815)	(7,961)

Net premiums earned	2,486	3,346	4,034	4,727
Net realized investment gains	46	77	48	133
Net investment income	127	109	213	203

Total revenue	2,659	3,532	4,295	5,063

Expenses
Losses and loss adjustment expenses	1,059	2,215	1,027	2,278
Policy acquisition costs and underwriting expenses	94	68	158	129
General and administrative expenses	390	377	724	741

Total expenses	1,543	2,660	1,909	3,148

Net income	$1,116	872	$2,386	1,915

Earnings per share
Basic and Diluted	$0.19	0.14	$0.41	0.32

Dividends paid per share	$0.12	0.12	$0.24	0.24

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
 Consolidated Statements of Comprehensive Income
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$1,116	872	$2,386	1,915
Other comprehensive income:
Change in unrealized loss on investments:
Unrealized gain arising during the period	181	632	140	976
Reclassification adjustment for net realized gains included in net income	(46)	(77)	(48)	(133)

Net change in unrealized loss	135	555	92	843

Total other comprehensive income	135	555	92	843

Comprehensive income	$1,251	1,427	$2,478	2,758

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
 Consolidated Statements of Cash Flows
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Six Months Ended
	June 30,
	2017	2016
Operating activities
Net income	$2,386	1,915
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	63	60
Net amortization of premiums on investments in fixed-maturity securities	42	-
Depreciation and amortization	11	10
Net realized investment gains	(48)	(133)
Change in operating assets and liabilities:
Accrued interest and dividend receivable	(8)	(31)
Premiums receivable	(8,074)	(5,489)
Deferred policy acquisition costs	(449)	(155)
Unearned premiums ceded	(733)	-
Prepayment and other receivables	(53)	(39)
Reserve for losses and loss adjustment expenses	(5,659)	2,250
Loss experience refund payable	1,260	(5,184)
Losses payable	1,467	-
Unearned premiums reserve	12,815	7,962
Accounts payable and other liabilities	(52)	17

Net cash provided by operating activities	$2,968	1,183

Investing activities
Change in restricted cash and cash equivalents	(3,056)	(194)
Purchase of fixed-maturity securities	(3,987)	(3,111)
Purchase of equity securities	(10,007)	(5,525)
Proceeds from sale of fixed-maturity and equity securities	9,678	5,237
Purchase of property and equipment	(6)	(1)

Net cash used in investing activities	$(7,378)	(3,594)

Financing activities
Repurchases of common stock under share repurchase plan	(671)	(60)
Dividends paid	(1,403)	(1,455)

Net cash used in financing activities	$(2,074)	(1,515)

(continued)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
 Consolidated Statements of Cash Flows, continued
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Six Months Ended
	June 30,
	2017	2016

Net change in cash and cash equivalents	(6,484)	(3,926)
Cash and cash equivalents at beginning of period	12,242	8,584

Cash and cash equivalents at end of period	$5,758	4,658

Supplemental disclosure of cash flow information
Interest paid	-	-
Income taxes paid	-	-

Non-cash investing activities
Net change in unrealized loss on securities available for sale	#REF!	843

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
  Six Months Ended June 30, 2017 and 2016
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	Ordinary Share Capital		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2015	6,060,000	6	33,657	4,838	(1,474)	37,027
Cash dividends paid	-	-	-	(1,455)	-	(1,455)
Repurchase and retirement of common stock under share repurchase plan	(11,530)	-	(60)	-	-	(60)
Net income for the period	-	-	-	1,915	-	1,915
Stock-based compensation	-	-	60	-	-	60
Total other comprehensive income	-	-	-	-	843	843
Balance at June 30, 2016	6,048,470	6	33,657	5,298	(631)	38,330

Balance at December 31, 2016	5,916,149	6	33,034	4,534	(411)	37,163
Cash dividends paid	-	-	-	(1,403)	-	(1,403)
Repurchase and retirement of common stock under share repurchase plan	(109,815)	-	(671)	-	-	(671)
Net income for the period	-	-	-	2,386	-	2,386
Stock-based compensation	-	-	63	-	-	63
Total other comprehensive income	-	-	-	-	92	92
Balance at June 30, 2017	5,806,344	6	32,426	5,517	(319)	37,630

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017

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

(b)
Basis of Presentation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of June 30, 2017 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2017. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 included in the Company’s Form 10-K, which was filed with the SEC on March 13, 2017.

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
June 30, 2017

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
June 30, 2017

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

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts, and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At June 30, 2017, the DAC was considered fully recoverable and no premium deficiency loss was recorded.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017

Property and equipment:  Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the three and six-month periods ended June 30, 2017, there were no impairments in property and equipment.

Allowance for uncollectible receivables: Management evaluates credit quality by evaluating the exposure to individual counterparties; where warranted management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized as income in the year in which they are determined. At June 30, 2017, no receivables were determined to be overdue or impaired and, accordingly, no allowance for uncollectible receivables has been established.

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
June 30, 2017

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

Unearned Premiums Ceded: The Company reduces the risk of future losses on business assumed by reinsuring certain risks and exposures with other reinsurers (retrocessionaires). The Company remains liable to the extent that any retrocessionaire fails to meet its obligations and to the extent that the Company does not hold sufficient security for their unpaid obligations.

Ceded premiums are written and are expensed pro-rata over the contract period in proportion to the period of protection. Unearned premiums ceded consist of the unexpired portion of the reinsurance obtained.

Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at June 30, 2017.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017

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

Recent accounting pronouncements:

Accounting Standards Update No. 2016-18. In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updated ("ASU") 2016-18, “Statements of Cash Flows - Restricted Cash (Topic 230)” (“ASU 2016-18”). ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents in the consolidated statement of cash flows and disclose the nature of the restrictions on cash and cash equivalents. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company currently separately discloses the restrictions on cash and cash equivalents in Note 3 of the consolidated financial statements and expects to continue these disclosures since ASU 2016-18 does not change the requirement in Regulation S-X (Rule 5-02) to separately disclose cash and cash equivalents that have restrictions on withdrawal or use. The Company currently presents changes in restricted cash and cash equivalents under investing activities in the consolidated statements of cash flows. Upon adoption of ASU 2016-18, the Company will amend the presentation in the consolidated statements of cash flows to include the restricted cash and cash equivalents with cash and cash equivalents in the consolidated statements of cash flows and will retrospectively reclassify all periods presented.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017

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

Accounting Standards Update No. 2016-09. In March 2016, the FASB issued ASU No. 2016-09, "Compensation-Stock Compensation (Topic 718)," which affects all entities that issue share-based awards to their employees. Among the amendments affecting share-based payment transactions are their income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for all public entities for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted for all entities. The Company does not expect a material impact of this guidance on the Company’s consolidated financial statements.

Accounting Standards Update No. 2016-02. In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which supersedes Topic 840 and creates the new lease accounting standards for lessees and lessors, primarily related to the recognition of lease assets and liabilities by lessees for leases classified as operating leases. ASU 2016-02 is effective for all public entities for reporting periods beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for all entities. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

Accounting Standards Update No. 2016-01. In January 2016, the FASB issued ASU 2016-01, "Financial Instruments (Subtopic 825-10)," which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. One of the changes is to require certain equity investments to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 is effective for all public entities for reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

Accounting Standards Update No. 2017-08. In March 2017, the FASB issued ASU No. 2017-08, "Premium Amortization on Purchased Callable Debt Securities," to amend the amortization period for certain purchased callable debt securities held at a premium.  Under current GAAP, entities generally amortize the premium as an adjustment of yield over the contractual life of the instrument.  The amendments in this update require the premium to be amortized to the earliest call date.  No accounting change is required for securities held at a discount.  For public business entities, the amendments in this update become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

        Accounting Standards Update No. 2017-09. In May 2017, the FASB issued ASU 2017-09, "Scope of Modification Accounting," to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to a change to the terms or conditions of a share-based payment award.  The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; (3) the  classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this update.  For public business entities, the amendments in this update become effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. An entity should apply the amendments in this update prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017

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

Reclassifications: Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At June 30,	At December 31,
	2017	2016
	(in thousands)

Cash on deposit	$398	$6,868
Cash held with custodians	5,360	5,374
Restricted cash held in trust	26,496	23,440

Total	32,254	35,682

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017

4. INVESTMENTS

The Company holds investments in fixed-maturity securities and equity securities that are classified as available-for-sale. At June 30, 2017 and December 31, 2016, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value ($000)
	($ in thousands)
As of June 30, 2017
Fixed-maturity securities
U.S. Treasury and agency securities	$10,006	$28	$(27)	$10,007

Total fixed-maturity securities	10,006	28	(27)	10,007

Mutual funds	602	9	(3)	608
Preferred stocks	895	27	(3)	919
Common stocks	4,222	16	(366)	3,872

Total equity securities	5,719	52	(372)	5,399

Total available for sale securities	$15,725	$80	$(399)	$15,406

As of December 31, 2016
Fixed-maturity securities
U.S. Treasury and agency securities	$6,060	$28	$(37)	$6,051

Total fixed-maturity securities	6,060	28	(37)	6,051

Mutual funds	400	2	(6)	396
Preferred stocks	687	8	(4)	691
Common stocks	4,256	126	(528)	3,854

Total equity securities	5,343	136	(538)	4,941

Total available for sale securities	$11,403	$164	$(575)	$10,992

At June 30, 2017 and December 31, 2016, available-for-sale securities with fair value of $7,451,000 and $3,502,000, respectively, are held in trust accounts as collateral under reinsurance contacts with the Company’s ceding insurers.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017

4.
INVESTMENTS (continued)

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities at June 30, 2017 and December 31, 2016 are as follows:

	Amortized	Estimated
	Cost	Fair Value
	($ in thousands)
As of June 30, 2017
Available for sale
Due within one year	$6,019	6,023
Due after one year through five years	3,987	3,984

	$10,006	$10,007

As of December 31, 2016
Available for sale
Due within one year	$2,970	$2,998
Due after one year through five years	3,090	3,053

	$6,060	$6,051

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three and six months ended June 30, 2017 and 2016 were as follows:

		Gross	Gross
	Gross proceeds	Realized	Realized
	from sales	Gains	Losses
	($ in thousands)

Three Months Ended June 30, 2017
Fixed-maturity securities	$-	$-	$-

Equity securities	$6,101	$540	$(494)

Six Months Ended June 30, 2017
Fixed-maturity securities	$-	$-	$-

Equity securities	$9,678	$732	$(684)

Three Months Ended June 30, 2016
Fixed-maturity securities	$119	$8	$-

Equity securities	$3,670	$310	$(241)

Six Months Ended June 30, 2016
Fixed-maturity securities	$119	$8	$-

Equity securities	$5,118	$498	$(373)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017

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

Securities with gross unrealized loss positions at June 30, 2017 and December 31, 2016, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve		Twelve Months or
	Months		Greater		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of June 30, 2017	Loss	Value	Loss	Value	Loss	Value
	($ in thousands)		($ in thousands)		($ in thousands)

Fixed maturity securities
U.S. Treasury and agency securities	3	3,984	24	3,025	27	7,009

Total fixed-maturity securities	3	3,984	24	3,025	27	7,009

Equity securities
Mutual funds	3	199	-	-	3	199
Preferred stocks	3	398	-	-	3	398
All other common stocks	141	1,651	225	1,298	366	2,949

Total equity securities	147	2,248	225	1,298	372	3,546

Total available for sale securities	$150	$6,232	$249	$4,323	$399	$10,555

At June 30, 2017, there were 21 securities in an unrealized loss position of which 5 of these positions had been in an unrealized loss position for 12 months or greater.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017

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

The Company believes there were no fundamental issues such as credit losses or other factors with respect to its fixed-maturity securities. It is expected that the securities would not be settled at a price less than the par value of the investments and because the Company has the ability and intent to hold these securities and it is probable that the Company will not be required to sell these securities until a market price recovery or maturity, the Company does not consider any of its fixed-maturity securities to be other-than-temporarily impaired at June 30, 2017 and December 31, 2016.

In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost, along with factors including the length of time each security had been in an unrealized loss position, the extent of the decline and the near-term prospect for recovery. Based on management’s evaluation, the Company does not consider any of its equity securities to be other-than-temporarily impaired at June 30, 2017 and December 31, 2016.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017

4.
INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2017 and December 31, 2016:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2017	($ in thousands)
Financial Assets:
Cash and cash equivalents	$5,758	$-	$-	$5,758

Restricted cash and cash equivalents	$26,496	$-	$-	$26,496

Fixed-maturity securities:
U.S. Treasury and agency securities	10,007	-	-	10,007

Total fixed-maturity securities	10,007	-	-	10,007

Mutual funds	608	-	-	608
Preferred stocks	919	-	-	919
All other common stocks	3,872	-	-	3,872

Total equity securities	5,399	-	-	5,399

Total available for sale securities	15,406	-	-	15,406

Total	$47,660	$-	$-	$47,660

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017

6.  LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table summarizes the Company’s loss and loss adjustment expenses (“LAE”) and the reserve for loss and LAE reserve movements for the three and six-month periods ending June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	($ in thousands)		($ in thousands)
Balance, beginning of period	$5,684	63	$8,702	-
Incurred related to:
Current period	-	2,215	-	2,278
Prior period	1,059	-	1,027	-
Total incurred	1,059	2,215	1,027	2,278
Paid related to:
Current period	-	(28)	-	(28)
Prior period	(3,700)	-	(6,686)	-
Total paid	(3,700)	(28)	(6,686)	(28)
Balance, end of period	$3,043	2,250	$3,043	2,250

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
June 30, 2017

7.  EARNINGS PER SHARE

A summary of the numerator and denominator of the basic and diluted earnings per share is presented below (dollars in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net earnings	$1,116	872	$2,386	1,915

Denominator:
Weighted average shares - basic	5,833,192	6,058,687	5,862,376	6,059,347
Effect of dilutive securities - Stock options	-	-	-	-
Shares issuable upon conversion of warrants	-	-	-	-
Weighted average shares - diluted	5,833,192	6,058,687	5,862,376	6,059,347
Earnings per shares - basic	$0.19	0.14	$0.41	0.32
Earnings per shares - diluted	$0.19	0.14	$0.41	0.32

For the three and six-month periods ended June 30, 2017 and 2016, options to purchase 250,000 and 215,000 ordinary shares, respectively, were anti-dilutive as the sum of the proceeds, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary share during the periods presented.

For the three and six-month periods ended June 30, 2017 and 2016, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were not dilutive because the exercise price of $7.50 exceeded the average market price of the Company’s ordinary share during the periods presented.

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
June 30, 2017

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

There were 8,230,700 warrants outstanding at June 30, 2017 and 2016. No warrants were exercised during the three and six-month periods ended June 30, 2017 and 2016.

On January 24, 2017, our Board of Directors declared a quarterly cash dividend of $0.12 per share payable on March 30, 2017 to shareholders of record on March 17, 2017.

On May 12, 2017, our Board of Directors declared a quarterly cash dividend of $0.12 per share payable on June 30, 2017 to shareholders of record on June 23, 2017.

On August 12, 2017, our Board of Directors declared a quarterly cash dividend of $0.12 per share payable on September 30, 2017 to shareholders of record on September 23, 2017.

In May 2016, the Company’s Board of Directors authorized a plan to repurchase up to $2,000,000 of the Company’s common shares, inclusive of commissions and fees. During the three and six months ended June 30, 2017, the Company repurchased and retired a total of 55,538 and 109,815 shares, respectively, at a weighted-average price per share of $5.94 and $6.07, respectively, under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the three and six months ended June 30, 2017 were $332,000, or $5.98 per share, and $670,613, or $6.11 per share, respectively.

As of June 30, 2017, none of the Company’s retained earnings were restricted from payment of dividends to the Company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in the Subsidiary, a dividend from the Subsidiary would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017

8.  SHAREHOLDERS’ EQUITY (continued)

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement. See also Note 10.

9.  SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. At June 30, 2017, there were 690,000 shares available for grant under the Plan.

Stock options

The Company accounts for share-based compensation under the fair value recognition provisions of ASC Topic 718 – “Compensation – Stock Compensation.” Stock options granted and outstanding under the Plan vests quarterly over four years, and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three and six-month periods ended June 30, 2017 and 2016 is as follows:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value ($000)
Outstanding at January 1, 2017	215,000
Granted	35,000
Outstanding at March 31, 2017	250,000	$6.01	8.2 years	$137,500
Outstanding at June 30, 2017	250,000	$6.01	7.9 years	$-
Exercisable at June 30, 2017	130,000	$6.01	7.9 years	$-

Outstanding at January 1, 2016	180,000
Granted	35,000
Outstanding at March 31, 2016	215,000	$6	8.9 years	$-
Outstanding at June 30, 2016	215,000	$6	8.7 years	$-
Exercisable at June 30, 2016	71,875	$6	8.7 years	$-

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017

9.  SHARE-BASED COMPENSATION (continued)

Compensation expense recognized for the three-month periods ended June 30, 2017 and 2016 totaled $10,000 and $8,000, respectively, and for the six-month periods ended June 30, 2017 and 2016 totaled $19,000 and $16,000, respectively. Compensation expense is included in general and administrative expenses. At June 30, 2017 and 2016, there was approximately $73,000 and $82,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of twenty-three (23) months.

No options were granted during the three-month periods ended June 30, 2017 and 2016. During the six-month periods ended June 30, 2017 and 2016, 35,000 options in each period, were granted with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017

9.  SHARE-BASED COMPENSATION (continued)

Information with respect to the activity of unvested restricted stock awards during the three and six-month periods ended June 30, 2017 and 2016 is as follows:

	Weighted-
	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Nonvested at January 1, 2017	30,000	$5.86
Vested	(3,750)
Nonvested at March 31, 2017	26,250	$5.86

Vested	(3,750)
Nonvested at June 30, 2017	22,500	$5.86

Nonvested at January 1, 2016	45,000	$5.86
Vested	(3,750)
Nonvested at March 31, 2016	41,250	$5.86

Vested	(3,750)
Nonvested at June 30, 2016	37,500	$5.86

Compensation expense recognized for the three-month periods ended June 30, 2017 and 2016 totaled $22,000, and for the six-month periods ended June 30, 2017 and 2016 totaled $44,000, and is included in general and administrative expenses. At June 30, 2017 and 2016, there was approximately $132,000 and $220,000, respectively, of total unrecognized compensation expense related to non-vested restricted stock granted under the Plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of eighteen (18) months.

10.  NET WORTH FOR REGULATORY PURPOSES

The Subsidiary is subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of its license, the Subsidiary is required to maintain a minimum and prescribed capital requirement of $500 in accordance with the Subsidiary’s approved business plan filed with CIMA. At June 30, 2017, the Subsidiary’s net worth of $23.5 million exceeded the minimum and prescribed capital requirement. For the three and six-month periods ended June 30, 2017, the Subsidiary’s net income was approximately $872 thousand and $1.98 million, respectively.

The Subsidiary is not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiary’s GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of June 30, 2017 or for the period then ended.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017

12. COMMITMENTS AND CONTINGENCIES

The Company has an operating lease for office space located at Strathvale House,
2nd Floor, 90 North Church Street, Grand Cayman, Cayman Islands. The term of the lease is thirty-eight months and commenced on April 17, 2015. Rent expense under this lease for the three and six-month periods ended June 30, 2017 was $14,700 and $29,400, respectively, and lease commitments at June 30, 2017 were $61,700.

The Company also has an operating lease for residential space at Britannia Villas #616, Grand Cayman, Cayman Islands that runs through October 31, 2017. Rent expense under this lease for the three and six-month periods ended June 30, 2017 was $12,900 and $25,800 respectively, and lease commitments at June 30, 2017 were $17,200.

13. RELATED PARTY TRANSACTIONS

The Company has entered into reinsurance agreements with Claddaugh which is a related entity through common directorship. At June 30, 2017 and December 31, 2016, included within loss experience refund payable and unearned premiums reserve on the consolidated balance sheets are the following related-party amounts:

	At June 30, 2017	At December 31, 2016
	(in thousands)

Loss experience refund payable	$2,730	$1,470
Unearned premiums reserve	$3,167	$1,417

During the three and six-month periods ended June 30, 2017 and 2016, included within change in loss experience refund payable and change in unearned premiums reserve on the consolidated statements of income are the following related-party amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)

Revenue
Assumed premiums	3,400	3,400	3,400	3,400
Change in loss experience refund payable	(630)	(630)	(1,260)	(1,260)
Change in unearned premiums reserve	(2,550)	(2,560)	(1,700)	(1,725)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
June 30, 2017

14.  SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements.

Except as disclosed in Note 8 of these consolidated financial statements, there were no other events subsequent to June 30, 2017 for which disclosure was required.

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

GENERAL

The following is a discussion and analysis of our results of operations for the three and six-month periods ended June 30, 2017 and 2016 and our financial condition as of June 30, 2017 and December 31, 2016. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2017. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiary, Oxbridge Reinsurance Limited, unless the context dictates otherwise.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and six-month periods ended June 30, 2017 and 2016 (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Revenue
Assumed premiums	$17,376	$ 14,562	$18,256	15,065
Premiums ceded	(147)	-	(147)	-
Change in loss experience refund payable	(512)	(289)	(1,260)	(2,377)
Change in unearned premiums reserve	(14,231)	(10,927)	(12,815)	(7,961)

Net premiums earned	2,486	3,346	4,034	4,727
Net realized investment gains	46	77	48	133
Net investment income	127	109	213	203

Total revenue	2,659	3,532	4,295	5,063

Expenses
Losses and loss adjustment expenses	1,059	2,215	1,027	2,278
Policy acquisition costs and underwriting expenses	94	68	158	129
General and administrative expenses	390	377	724	741

Total expenses	1,543	2,660	1,909	3,148

Net income	$1,116	872	$2,386	1,915

Earnings per share
Basic and Diluted	$0.19	0.14	$0.41	0.32

Dividends paid per share	$0.12	0.12	$0.24	0.24

Performance ratios to net premiums earned:
Loss ratio	42.6%	66.2%	25.5%	48.2%
Acquisition cost ratio	3.8%	2.0%	3.9%	2.7%
Expense ratio	19.5%	13.3%	21.9%	18.4%
Combined ratio	62.1%	79.5%	47.3%	66.6%

General. Net income for the quarter ended June 30, 2017 was $1.1 million, or $0.19 per basic and diluted share, compared to a net income of $872 thousand, or $0.14 per basic and diluted share, for the quarter ended June 30, 2016. The increase in net income from $872 thousand to $1.1 million was primarily due to losses and loss adjustment expenses decreasing by a greater margin than earned premiums during the quarter ended June 30, 2017 compared with the previous quarter.

Net income for the six months ended June 30, 2017 was $2.4 million, or $0.41 per basic and diluted share, compared to a net income of $1.9 million, or $0.32 per basic and diluted share, for the quarter ended June 30, 2016. The increase in net income from $1.9 million to $2.4 million was primarily due to losses and loss adjustment expenses decreasing by a greater margin than earned premiums during the six months ended June 30, 2017 compared with the previous quarter.

Premium Income. Premiums earned reflects the pro rata inclusion into income of premiums assumed (net of loss experience refund) over the life of the reinsurance contracts.

Net premiums earned for the quarter ended June 30, 2017 decreased $860 thousand, or 26%, to $2.5 million, from $3.3 million for the quarter ended June 30, 2016. The decrease was due primarily to an increase in premiums assumed, reflecting a growth in size of reinsurance contracts place, which was more than offset by change in unearned premiums reserve and premiums ceded. The change in unearned premium reserve decreased by a greater margin than premiums assumed as a result of accounting adjustments made in the previous quarter, that were not made in the current quarter

Net premiums earned for the six months ended June 30, 2017 decreased $693 thousand, or 15%, to $4 million, from $4.7 million for the six months ended June 30, 2016. The decrease was due primarily to an increase in premiums assumed, reflecting a growth in size of reinsurance contracts place, which was more than offset by change in unearned premiums reserve and premiums ceded. The change in unearned premium reserve decreased by a greater margin than premiums assumed as a result of accounting adjustments made in the previous period, that were not made in during the six months ended June 30, 2017

Losses Incurred. Losses incurred for the quarter ended June 30, 2017 decreased $1.2 million, or 52%, to $1 million, from $2.2 million, for the quarter ended June 30, 2016. The decrease is the result of favorable development on losses recorded as established by our independent actuary, during the quarter ended June 30, 2017, compared with the previous quarter.

Losses incurred for the six months ended June 30, 2017 decreased $1.2 million, or 55%, to $1 million, from $2.2 million, for the six months ended June 30, 2016. The decrease is the result of favorable development on losses recorded as established by our independent actuary, during the quarter ended June 30, 2017, compared with the previous period.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs and underwriting expenses for the quarter ended June 30, 2017 increased $26 thousand, or 38%, to $94 thousand from $68 thousand for the quarter ended June 30, 2016. The increase is due to increase in size and number of contracts underwritten during the quarter.

Policy acquisition costs and underwriting expenses for the six months ended June 30, 2017 increased $29 thousand, or 22%, to $158 thousand from $129 thousand for the quarter ended June 30, 2016. The increase is due to increase in size and number of contracts underwritten during the six month period ending June 30, 2017, when compared with the previous period.

General and Administrative Expenses. General and administrative expenses for the quarter ended June 30, 2017 increased $13 thousand, or 3%, to $390 thousand, from $377 thousand for the quarter ended June 30, 2016. The decrease is not considered material and simply represents fluctuation in general and administrative expenses between the quarters presented.

General and administrative expenses for the six months ended June 30, 2017 decreased $17 thousand, or 2%, to $724 thousand, from $741 thousand for the six-month period ended June 30, 2016. The decrease is not considered material and simply represents fluctuation in general and administrative expenses between the periods presented.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio decreased from 66.2% for the quarter ended June 30, 2016 to 42.6% for the quarter ended June 30, 2017. The decrease is wholly due to the favorable development of losses during the quarter ended June 30, 2017, coupled with a lower denominator in net premiums earned, compared with the previous quarter.

The loss ratio decreased from 48.2% for the six months ended June 30, 2016 to 25.5% for the six months ended June 30, 2017. The decrease is wholly due to the favorable development of losses during the six-month period ended June 30, 2017, coupled with a lower denominator in net premiums earned compared with the previous period.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio increased from 2.0% for the quarter ended June 30, 2016 to 3.8% for the quarter ended June 30, 2017. The increase is due wholly to a lower denominator in net premiums earned recorded during the three-month period ended June 30, 2017, when compared with the three-month period ended June 30, 2016.

The acquisition cost ratio increased from 2.7% for the quarter ended June 30, 2016 to 3.9% for the quarter ended June 30, 2017. The increase is due wholly to a lower denominator in net premiums earned recorded during the six-month period ended June 30, 2017, when compared with the three-month period ended June 30, 2016.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and other administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio increased from 13.3% for the three-month period ended June 30, 2016 to 19.5% for the three-month period ended June 30, 2017. The increase is due wholly to a lower denominator in net premiums earned recorded during the three-month period ended June 30, 2017, when compared with the three-month period ended June 30, 2016.

The expense ratio increased from 18.4% for the six-month period ended June 30, 2016 to 21.9% for the six-month period ended June 30, 2017. The increase is due wholly to a lower denominator in net premiums earned recorded during the six-month period ended June 30, 2017, when compared with the six-month period ended June 30, 2016.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, we are not underwriting profitably and may not be profitable. The combined ratio decreased from 79.5% for the three-month period ended June 30, 2016 to 62.1% for the three-month period ended June 30, 2017. The decrease in the combined ratio is due to lower loss ratio during the three-month period ended June 30, 2017 as mentioned above, when compared with the previous quarter.

The combined ratio decreased from 66.6% for the six-month period ended June 30, 2016 to 47.3% for the six-month period ended June 30, 2017. The decrease in the combined ratio is due to lower loss ratio during the six-month period ended June 30, 2017 as mentioned above, when compared with the previous period.

FINANCIAL CONDITION – JUNE 30, 2017 COMPARED TO DECEMBER 31, 2016

Restricted Cash and Cash Equivalents. As of June 30, 2017, our restricted cash and cash equivalents increased by $3.1 million, or 13%, to $26.5 million, from $23.4 million as of December 31, 2016. The increase is the net result of collateral returned on the expiration of reinsurance contracts, coupled with withdrawals by the cedant for settlement of losses under the reinsurance contracts during the six-month period ended June 30, 2017, more than offset by funds placed as collateral under new contracts written during the period.

Investments. As of June 30, 2017, our available-for-sale securities increased by $4.4 million, or 40%, to $15.4 million, from $11 million as of December 31, 2016. The increase is primarily a result of net purchases of fixed-maturity and equity securities during the six-month period ended June 30, 2017.

Premiums Receivable. As of June 30, 2017, our premiums receivable increased by approximately $8.1 million, or 200%, to $12.1 million, from $4 million as of December 31, 2016. The increase is due to the receipt of premium installments during the six-month period ended June 30, 2017, more than offset by premiums assumed under new reinsurance contracts effective June 1, 2017.

Loss Experience Refund Payable. As of June 30, 2017, our loss experience refund payable increased by $1.2 million, or 86%, to $2.7 million, from $1.5 million at December 31, 2016. The increase is due primarily to the recognition of a pro-rated liability over the six-month period ended June 30, 2017, because the absence of loss experience under two of our reinsurance contracts obligates us to refund premium to two of our ceding reinsurers.

Unearned Premiums Reserve. As of June 30, 2017, our unearned premiums reserve increased by $12.8 million, or 370%, to $16.2 million, from $3.4 million at December 31, 2016. The increase is due primarily the successful placement of reinsurance contracts for the treaty year effective June 1, 2017.

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

As of June 30, 2017, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no plans to issue debt and expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited is subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for Oxbridge Reinsurance Limited is $500. As of June 30, 2017, Oxbridge Reinsurance Limited exceeded the minimum required. By law, Oxbridge Reinsurance Limited is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing and financing activities for the six-month periods ended June 30, 2017 and 2016 are summarized below.

Cash Flows for the Six months ended June 30, 2017 (in thousands)

Net cash provided by operating activities for the six months ended June 30, 2017 totaled $2,968 thousand, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses. Net cash used in investing activities of $7,378 was primarily due to the net purchases of available-for-sale securities and the addition of collateral upon renewal or underwriting of new reinsurance contracts. Net cash used in financing activities totaled $2,074 representing net cash dividend payments and cash used to repurchase ordinary shares under the Company’s share repurchase plan.

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

At June 30, 2017, there was approximately $587,000 available under the plan. See Part II – Item 2 (b) of this Quarterly Report on Form 10-Q.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

As of June 30, 2017, our best estimate for reserves for loss and loss adjustment expenses was $3.0 million, with IBNR representing approximately 28% of such reserves.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Sales of Unregistered Securities

None.

(b)
Repurchases of Equity Securities

The table below summarizes the number of common shares repurchased during the three months ended June 30, 2017 under a share repurchase plan:

			Maximum Dollar
	Total Number of		Value of Shares That
	Shares Purchased as		May Yet Be
	Part of Publicly	Average	Purchased Under
	Announced Plans	Price Paid	The Plans
For the Month Ended	or Programs (a)	Per Share	or Programs (b)

30-Apr-17	20,967	$6.25	$787,751
31-May-17	13,447	$5.75	$710,478
30-Jun-17	21,124	$5.86	$586,759

	55,538	$5.98

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

101
The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: August 14, 2017	By:	/s/ JAY MADHU
Jay Madhu
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2017	By:	/s/ WRENDON TIMOTHY
Wrendon Timothy
Chief Financial Officer and Secretary (Principal Financial Officer and PrincipalAccounting Officer)