Form 10-Q
period 2017-09-30
OXBRIDGE RE HOLDINGS Ltd
filed 2017-11-14
CIK 1584831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 10, 2017; 5,733,587 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Consolidated Balance Sheets
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At September 30, 2017	At December 31, 2016
	(Unaudited)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $7,015 and $6,060, respectively)	$6,997	6,051
Equity securities, available for sale, at fair value (cost: $1,860 and $5,343, respectively)	1,848	4,941
Total investments	8,845	10,992
Cash and cash equivalents	5,748	12,242
Restricted cash and cash equivalents	18,496	23,440
Accrued interest and dividend receivable	43	48
Premiums receivable	3,887	4,038
Reinsurance recoverable	4,000	-
Deferred policy acquisition costs	57	88
Prepayment and other receivables	97	98
Property and equipment, net	42	54
Total assets	$41,215	51,000

Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$24,758	8,702
Loss experience refund payable	-	1,470
Unearned premiums reserve	2,367	3,461
Accounts payable and other liabilities	171	204
Total liabilities	27,296	13,837

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 5,733,587 and 5,916,149 shares issued and outstanding)	6	6
Additional paid-in capital	32,068	33,034
(Accumulated Deficit) Retained earnings	(18,125)	4,534
Accumulated other comprehensive loss	(30)	(411)
Total shareholders’ equity	13,919	37,163
Total liabilities and shareholders’ equity	$41,215	51,000

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
 Consolidated Statements of Income
(Unaudited)
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Revenue
Assumed premiums	$-	-	$18,256	15,065
Premiums ceded	(733)	-	(880)	-
Change in loss experience refund payable	2,730	(2,089)	1,470	(4,465)
Change in unearned premiums reserve	17,309	4,007	4,494	(3,955)

Net premiums earned	19,306	1,918	23,340	6,645
Net realized investment (losses) gains	(104)	122	(56)	256
Net investment income	128	126	341	327

Total revenue	19,330	2,166	23,625	7,228

Expenses
Losses and loss adjustment expenses	41,400	(1,248)	42,427	1,030
Policy acquisition costs and underwriting expenses	514	83	672	211
General and administrative expenses	370	346	1,094	1,087

Total expenses	42,284	(819)	44,193	2,328

Net (loss) income	$(22,954)	2,985	$(20,568)	4,900

Basic (loss) earnings per share	$(3.97)	0.50	$(3.53)	0.81
Diluted (loss) earnings per share	$(3.97)	0.50	(3.53)	0.81

Dividends paid per share	$0.12	0.12	$0.36	0.36

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
 Consolidated Statements of Comprehensive Income
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net (loss) income	$(22,954)	2,985	$(20,568)	4,900
Other comprehensive income:
Change in unrealized loss on investments:
Unrealized gain arising during the period	185	304	325	1,281
Reclassification adjustment for net realized losses (gains) included in net income	104	(122)	56	(256)

Net change in unrealized loss	289	182	381	1,025

Total other comprehensive income	289	182	381	1,025

Comprehensive (loss) income	$(22,665)	3,167	$(20,187)	5,925

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
 Consolidated Statements of Cash Flows
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities
Net (loss) income	$(20,568)	4,900
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	95	90
Net amortization of premiums on investments in fixed-maturity securities	63	-
Depreciation and amortization	18	16
Net realized investment losses (gains)	56	(256)
Change in operating assets and liabilities:
Accrued interest and dividend receivable	5	(1)
Premiums receivable	151	(5,331)
Reinsurance recoverable	(4,000)	-
Deferred policy acquisition costs	31	(72)
Prepayment and other receivables	1	(4)
Reserve for losses and loss adjustment expenses	16,056	972
Loss experience refund payable	(1,470)	(3,095)
Unearned premiums reserve	(1,094)	3,955
Accounts payable and other liabilities	(33)	36

Net cash (used in) provided by operating activities	$(10,689)	1,210

Investing activities
Change in restricted cash and cash equivalents	4,944	4,072
Purchase of fixed-maturity securities	(3,987)	(3,111)
Purchase of equity securities	(12,751)	(8,030)
Proceeds from sale of fixed-maturity and equity securities	19,147	9,337
Purchase of property and equipment	(6)	(11)

Net cash provided by investing activities	$7,347	2,257

Financing activities
Repurchases of common stock under share repurchase plan	(1,061)	(399)
Dividends paid	(2,091)	(2,174)

Net cash used in financing activities	$(3,152)	(2,573)

	(continued)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
 Consolidated Statements of Cash Flows, continued
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Nine Months Ended
	September 30,
	2017	2016

Net change in cash and cash equivalents	(6,494)	894
Cash and cash equivalents at beginning of period	12,242	8,584

Cash and cash equivalents at end of period	$5,748	9,478

Supplemental disclosure of cash flow information
Interest paid	-	-
Income taxes paid	-	-

Non-cash investing activities
Net change in unrealized loss on securities available for sale	381	1,025

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
  Nine Months Ended September 30, 2017 and 2016
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	Ordinary Share Capital		Additional Paid-in	(Accumulated Deficit ) Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity

Balance at December 31, 2015	6,060,000	6	33,657	4,838	(1,474)	37,027
Cash dividends paid	-	-	-	(2,174)	-	(2,174)
Repurchase and retirement of common stock under share repurchase plan	(78,387)	-	(399)	-	-	(399)
Net income for the period	-	-	-	4,900	-	4,900
Stock-based compensation	-	-	90	-	-	90
Total other comprehensive income	-	-	-	-	1,025	1,025
Balance at September 30, 2016	5,981,613	6	33,348	7,564	(449)	40,469

Balance at December 31, 2016	5,916,149	6	33,034	4,534	(411)	37,163
Cash dividends paid	-	-	-	(2,091)	-	(2,091)
Repurchase and retirement of common stock under share repurchase plan	(182,562)	-	(1,061)	-	-	(1,061)
Net loss for the period	-	-	-	(20,568)	-	(20,568)
Stock-based compensation	-	-	95	-	-	95
Total other comprehensive income	-	-	-	-	381	381
Balance at September 30, 2017	5,733,587	6	32,068	(18,125)	(30)	13,919

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017

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

(b)
Basis of Presentation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2017 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2017. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 included in the Company’s Form 10-K, which was filed with the SEC on March 13, 2017.

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
September 30, 2017

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
September 30, 2017

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

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts, and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At September 30, 2017, the DAC was considered fully recoverable and no premium deficiency loss was recorded.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017

Property and equipment:  Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the three and nine-month periods ended September 30, 2017, there were no impairments in property and equipment.

Allowance for uncollectible receivables: Management evaluates credit quality by evaluating the exposure to individual counterparties; where warranted management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized as income in the year in which they are determined. At September 30, 2017, no receivables were determined to be overdue or impaired and, accordingly, no allowance for uncollectible receivables has been established.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017

Premiums assumed: The Company records premiums assumed, net of loss experience refunds, as earned pro-rata over the terms of the reinsurance agreements, or period of risk, where applicable, and the unearned portion at the consolidated balance sheet date is recorded as unearned premiums reserve. A reserve is made for estimated premium deficiencies to the extent that estimated losses and loss adjustment expenses exceed related unearned premiums. Investment income is not considered in determining whether or not a deficiency exists.

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

Ceded premiums are written during the period in which the risk incept and are expensed over the contract period in proportion to the period of protection. Unearned premiums ceded consist of the unexpired portion of the reinsurance obtained.

Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at September 30, 2017.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017

Earnings per share: Basic (loss) earnings per share has been computed on the basis of the weighted-average number of ordinary shares outstanding during the periods presented. Diluted (loss) earnings per share is computed based on the weighted-average number of ordinary shares outstanding and reflects the assumed exercise or conversion of diluted securities, such as stock options and warrants, computed using the treasury stock method.

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
September 30, 2017

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
September 30, 2017

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

Reclassifications: Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At September 30,	At December 31,
	2017	2016
	(in thousands)

Cash on deposit	$2,567	$6,868
Cash held with custodians	3,181	5,374
Restricted cash held in trust	18,496	23,440

Total	$24,244	$35,682

Cash and cash equivalents are held by large and reputable counterparties in the United States of America and in the Cayman Islands. Restricted cash held in trust is custodied with SunTrust Bank and Bank of New York Mellon and is held in accordance with the Company’s trust agreements with the ceding insurers and trustees, which require that the Company provide collateral having a market value greater than or equal to the limit of liability, less unpaid premium.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017

4. INVESTMENTS

The Company holds investments in fixed-maturity securities and equity securities that are classified as available-for-sale. At September 30, 2017 and December 31, 2016, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost of Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value ($000)
	($ in thousands)
As of September 30, 2017
Fixed-maturity securities
U.S. Treasury and agency securities	$7,015	$-	$(18)	$6,997

Total fixed-maturity securities	7,015	-	(18)	6,997

Mutual funds	400	17	-	417
Preferred stocks	205	-	(4)	201
Common stocks	1,255	15	(40)	1,230

Total equity securities	1,860	32	(44)	1,848

Total available for sale securities	$8,875	$32	$(62)	$8,845

As of December 31, 2016
Fixed-maturity securities
U.S. Treasury and agency securities	$6,060	$28	$(37)	$6,051

Total fixed-maturity securities	6,060	28	(37)	6,051

Mutual funds	400	2	(6)	396
Preferred stocks	687	8	(4)	691
Common stocks	4,256	126	(528)	3,854

Total equity securities	5,343	136	(538)	4,941

Total available for sale securities	$11,403	$164	$(575)	$10,992

At September 30, 2017 and December 31, 2016, available-for-sale securities with fair value of $3,982,000 and $3,502,000, respectively, are held in trust accounts as collateral under reinsurance contacts with the Company’s ceding insurers.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017

4.
INVESTMENTS (continued)

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities at September 30, 2017 and December 31, 2016 are as follows:

	Amortized Cost	Estimated Fair Value
	($ in thousands)
As of September 30, 2017
Available for sale
Due within one year	$3,028	3,014
Due after one year through five years	3,987	3,983

	$7,015	$6,997

As of December 31, 2016
Available for sale
Due within one year	$2,970	$2,998
Due after one year through five years	3,090	3,053

	$6,060	$6,051

Proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Gross proceeds from sales	Gross Realized Gains	Gross Realized Losses
	($ in thousands)

Three Months Ended September 30, 2017
Fixed-maturity securities	$3,000	$30	$-

Equity securities	$6,470	$380	$ (514)

Nine Months Ended September 30, 2017
Fixed-maturity securities	$3,000	$30	$-

Equity securities	$16,147	$1,112	$(1,198)

Three Months Ended September 30, 2016
Fixed-maturity securities	$-	$-	$-

Equity securities	$4,099	$368	$(246)

Nine Months Ended September 30, 2016
Fixed-maturity securities	$119	$8	$-

Equity securities	$9,218	$867	$(619)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017

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

Securities with gross unrealized loss positions at September 30, 2017 and December 31, 2016, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve		Twelve Months or
	Months		Greater		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Loss	Value	Loss	Value	Loss	Value
As of September 30, 2017	($ in thousands)		($ in thousands)		($ in thousands)

Fixed maturity securities
U.S. Treasury and agency securities	5	3,982	13	3,015	18	6,997

Total fixed-maturity securities	5	3,982	13	3,015	18	6,997

Equity securities
Preferred stocks	4	201	-	-	4	201
All other common stocks	6	396	34	417	40	813

Total equity securities	10	597	34	417	44	1,014

Total available for sale securities	$15	$4,579	$47	$3,432	$62	$8,011

At September 30, 2017, there were 9 securities in an unrealized loss position of which 3 of these positions had been in an unrealized loss position for 12 months or greater.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017

4.
INVESTMENTS (continued)

	Less Than Twelve		Twelve Months or
	Months		Greater		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	Loss	Value	Loss	Value	Loss	Value
As of December 31, 2016	($ in thousands)		($ in thousands)		($ in thousands)

Fixed maturity securities
U.S. Treasury and agency securities	37	3,053	-	-	37	3,053

Total fixed-maturity securities	37	3,053	-	-	37	3,053

Equity securities
Mutual funds	6	193	-	-	6	193
Preferred stocks	4	396	-	-	4	396
All other common stocks	84	1,142	444	1,088	528	2,230

Total equity securities	94	1,731	444	1,088	538	2,819

Total available for sale securities	$131	$4,784	$444	$1,088	$575	$5,872

At December 31, 2016, there were 17 securities in an unrealized loss position of which 5 of these positions had been in an unrealized loss position for 12 months or greater.

The Company believes there were no fundamental issues such as credit losses or other factors with respect to its fixed-maturity securities. It is expected that the securities would not be settled at a price less than the par value of the investments and because the Company has the ability and intent to hold these securities and it is probable that the Company will not be required to sell these securities until a market price recovery or maturity, the Company does not consider any of its fixed-maturity securities to be other-than-temporarily impaired at September 30, 2017 and December 31, 2016.

In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost, along with factors including the length of time each security had been in an unrealized loss position, the extent of the decline and the near-term prospect for recovery. Based on management’s evaluation, the Company does not consider any of its equity securities to be other-than-temporarily impaired at September 30, 2017 and December 31, 2016.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017

4.
INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2017 and December 31, 2016:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2017	($ in thousands)
Financial Assets:
Cash and cash equivalents	$5,748	$-	$-	$5,748

Restricted cash and cash equivalents	$18,496	$-	$-	$18,496

Fixed-maturity securities:
U.S. Treasury and agency securities	6,997	-	-	6,997

Total fixed-maturity securities	6,997	-	-	6,997

Mutual funds	417	-	-	417
Preferred stocks	201	-	-	201
All other common stocks	1,230	-	-	1,230

Total equity securities	1,848	-	-	1,848

Total available for sale securities	8,845	-	-	8,845

Total	$33,089	$-	$-	$33,089

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017

6.  LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table summarizes the Company’s loss and loss adjustment expenses (“LAE”) and the reserve for loss and LAE reserve movements for the three and nine-month periods ending September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	($ in thousands)		($ in thousands)

Gross balance, beginning of period	$3,043	2,250	$8,702	-
Incurred, net of reinsurance, related to:
Current period	38,401	(1,248)	38,401	1,030
Prior period	2,999	-	4,026	-
Total incurred, net of reinsurance	41,400	(1,248)	42,427	1,030
Paid, net of reinsurance, related to:
Current period	(21,500)	(30)	(21,500)	(58)
Prior period	(2,185)	-	(8,871)	-
Total paid, net of reinsurance	(23,685)	(30)	(30,371)	(58)
Net balance, end of period	20,758	972	20,758	972
Add: reinsurance recoverable	4,000	-	4,000	-
Gross balance, end of period	$24,758	972	$24,758	972

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

During the three and nine months ended September 30, 2017, the Company experienced significant limit losses on all its policies due to the individual and aggregate impact of Hurricanes Harvey, Irma and Maria. During the same period, the Company experienced unfavorable loss development of $2,999 and $4,026, respectively, which pertain to claims in the 2016 loss year, primarily Hurricane Matthew.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017

7.  EARNINGS PER SHARE

A summary of the numerator and denominator of the basic and diluted (loss) earnings per share is presented below (dollars in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Numerator:
Net (loss) earnings	$(22,954)	2,985	$(20,568)	4,900

Denominator:
Weighted average shares - basic	5,777,119	6,026,172	5,833,621	6,048,163
Effect of dilutive securities - Stock options	-	-	-	-
Shares issuable upon conversion of warrants	-	-	-	-
Weighted average shares - diluted	5,777,119	6,026,172	5,833,621	6,048,163
Basic (loss) earnings per share	$(3.97)	0.50	$(3.53)	0.81
Diluted (loss) earnings per share	$(3.97)	0.50	$(3.53)	0.81

For the three and nine-month periods ended September 30, 2017 and 2016, options to purchase 250,000 and 215,000 ordinary shares, respectively, were anti-dilutive as the sum of the proceeds, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary share during the periods presented.

For the three and nine-month periods ended September 30, 2017 and 2016, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were not dilutive because the exercise price of $7.50 exceeded the average market price of the Company’s ordinary share during the periods presented.

GAAP requires the Company to use the two-class method in computing basic (loss) earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted (loss) earnings per share during periods of net (loss) income.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017

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

There were 8,230,700 warrants outstanding at September 30, 2017 and 2016. No warrants were exercised during the three and nine-month periods ended September 30, 2017 and 2016.

On January 24, 2017, our Board of Directors declared a quarterly cash dividend of $0.12 per share payable on March 30, 2017 to shareholders of record on March 17, 2017.

On May 12, 2017, our Board of Directors declared a quarterly cash dividend of $0.12 per share payable on September 30, 2017 to shareholders of record on June 23, 2017.

On August 12, 2017, our Board of Directors declared a quarterly cash dividend of $0.12 per share payable on September 30, 2017 to shareholders of record on September 23, 2017.

In May 2016, the Company’s Board of Directors authorized a plan to repurchase up to $2,000,000 of the Company’s common shares, inclusive of commissions and fees. During the three and nine months ended September 30, 2017, the Company repurchased and retired a total of 72,747 and 182,562 shares, respectively, at a weighted-average price per share of $5.33 and $5.77, respectively, under this authorized repurchase plan. The total cost of shares repurchased, inclusive of fees and commissions, during the three and nine months ended September 30, 2017 were $390,000, or $5.37 per share, and $1,061,000, or $5.81 per share, respectively.

The stock repurchase program has been discontinued effective September 30, 2017. Through September 28, 2017, the Company had repurchased an aggregate of 326,413 shares for an aggregate cost of $1,803,568 under the Share Repurchase Program.

As of September 30, 2017, none of the Company’s retained earnings were restricted from payment of dividends to the Company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in the Subsidiary, a dividend from the Subsidiary would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017

8.  SHAREHOLDERS’ EQUITY (continued)

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement. See also Note 10.

9.
SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. At September 30, 2017, there were 690,000 shares available for grant under the Plan.

Stock options

The Company accounts for share-based compensation under the fair value recognition provisions of ASC Topic 718 – “Compensation – Stock Compensation.” Stock options granted and outstanding under the Plan vests quarterly over four years, and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three and nine-month periods ended September 30, 2017 and 2016 is as follows:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2017	215,000
Granted	35,000
Outstanding at March 31, 2017	250,000	$6.01	8.2 years	$137,500
Outstanding at June 30, 2017	250,000	$6.01	7.9 years	$-
Outstanding at September 30, 2017	250,000	$6.01	7.7 years	$-
Exercisable at September 30, 2017	145,625	$6.01	7.7 years	$-

Outstanding at January 1, 2016	180,000
Granted	35,000
Outstanding at March 31, 2016	215,000	$6	8.9 years	$-
Outstanding at June 30, 2016	215,000	$6	8.7 years	$-
Outstanding at September 30, 2016	215,000	$6	8.4 years	$-
Exercisable at September 30, 2016	85,312	$6	8.4 years	$-

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017

9.
SHARE-BASED COMPENSATION (continued)

Compensation expense recognized for the three-month periods ended September 30, 2017 and 2016 totaled $10,000 and $8,000, respectively, and for the nine-month periods ended September 30, 2017 and 2016 totaled $30,000 and $24,000, respectively. Compensation expense is included in general and administrative expenses. At September 30, 2017 and 2016, there was approximately $63,000 and $75,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of twenty (20) months.

No options were granted during the three-month periods ended September 30, 2017 and 2016. During the nine-month periods ended September 30, 2017 and 2016, 35,000 options in each period, were granted with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017

9.
SHARE-BASED COMPENSATION (continued)

Information with respect to the activity of unvested restricted stock awards during the three and nine-month periods ended September 30, 2017 and 2016 is as follows:

	Weighted- Number of Restricted Stock Awards	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2017	30,000	$5.86
Vested	(3,750)
Nonvested at March 31, 2017	26,250	$5.86

Vested	(3,750)
Nonvested at June 30, 2017	22,500	$5.86

Vested	(3,750)
Nonvested at September 30, 2017	18,750	$5.86

Nonvested at January 1, 2016	45,000	$5.86
Vested	(3,750)
Nonvested at March 31, 2016	41,250	$5.86

Vested	(3,750)
Nonvested at June 30, 2016	37,500	$5.86

Vested	(3,750)
Nonvested at September 30, 2016	33,750	$5.86

Compensation expense recognized for the three-month periods ended September 30, 2017 and 2016 totaled $22,000, and for the nine-month periods ended September 30, 2017 and 2016 totaled $65,000, and is included in general and administrative expenses. At September 30, 2017 and 2016, there was approximately $110,000 and $198,000, respectively, of total unrecognized compensation expense related to non-vested restricted stock granted under the Plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of fifteen (15) months.

10.  NET WORTH FOR REGULATORY PURPOSES

The Subsidiary is subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of its license, the Subsidiary is required to maintain a minimum and prescribed capital requirement of $500 in accordance with the Subsidiary’s approved business plan filed with CIMA. At September 30, 2017, the Subsidiary’s net worth of $1.8 million exceeded the minimum and prescribed capital requirement. For the three and nine-month periods ended September 30, 2017, the Subsidiary’s net loss was approximately $22.9 million and $20.9 million, respectively.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017

The Subsidiary is not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiary’s GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of September 30, 2017 or for the period then ended.

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

Credit risk

The Company is exposed to credit risk in relation to counterparties that may default on their obligations to the Company. The amount of counterparty credit risk predominantly relates to premiums receivable, reinsurance recoverable and assets held with counterparties. The Company mitigates its counterparty credit risk by using several counterparties which decreases the likelihood of any significant concentration of credit risk with any one counterparty. In addition, the Company is exposed to credit risk on fixed-maturity debt instruments to the extent that the debtors may default on their debt obligations.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017

12. COMMITMENTS AND CONTINGENCIES

The Company has an operating lease for office space located at Strathvale House, 2nd Floor, 90 North Church Street, Grand Cayman, Cayman Islands. The term of the lease is thirty-eight months and commenced on April 17, 2015. Rent expense under this lease for the three and nine-month periods ended September 30, 2017 was $14,700 and $44,100, respectively, and lease commitments at September 30, 2017 were $47,000.

The Company also has an operating lease for residential space at Britannia Villas #616, Grand Cayman, Cayman Islands that runs through October 31, 2017. Rent expense under this lease for the three and nine-month periods ended September 30, 2017 was $12,900 and $38,700 respectively, and lease commitments at September 30, 2017 were $4,300.

13. RELATED PARTY TRANSACTIONS

The Company has entered into reinsurance agreements with Claddaugh which is a related entity through common directorship. At September 30, 2017 and December 31, 2016, included within loss experience refund payable and unearned premiums reserve on the consolidated balance sheets are the following related-party amounts:

	At September 30, 2017	At December 31, 2016
	(in thousands)

Loss experience refund payable	$-	$1,470
Unearned premiums reserve	$2,367	$1,417

During the three and nine-month periods ended September 30, 2017 and 2016, included within assumed premiums, change in loss experience refund payable and change in unearned premiums reserve on the consolidated statements of income are the following related-party amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)			(in thousands)

Revenue
Assumed premiums	-	-	3,400	3,400
Change in loss experience refund payable	2,730	(630)	1,470	(1,890)
Change in unearned premiums reserve	4,150	850	2,450	(875)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Notes to Consolidated Financial Statements (unaudited)
September 30, 2017

14.  SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements.

On November 12, 2017, the Company’s board of directors decided to suspend the Company’s regular $0.12 quarterly cash dividend, with the suspension to commence with the dividend that would have otherwise been payable for the third quarter of 2017.  The board of directors intends to reconsider in the future the payment of a quarterly cash dividend, but the timing of such reconsideration has not been determined, and there is no intention to resume dividend payments in the foreseeable future, if at all.   Any decision to resume dividend payments will be dependent upon a variety of factors, including the state of the Company’s business as well as general market conditions at the time of reconsideration, and there is no assurance that dividend payments will recommence.  Additionally, and in recognition of its dividend suspension, the Company has also decided to suspend the payment of non-employee director fees, effective October 1, 2017, which had been $30,000 per director per annum.

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

GENERAL

The following is a discussion and analysis of our results of operations for the three and nine-month periods ended September 30, 2017 and 2016 and our financial condition as of September 30, 2017 and December 31, 2016. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2017. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiary, Oxbridge Reinsurance Limited, unless the context dictates otherwise.

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

Our level of profitability is primarily determined by how adequately our premiums assumed and investment income cover our costs and expenses, which consist primarily of acquisition costs and other underwriting expenses, claim payments and general and administrative expenses. One factor leading to variation in our operational results is the timing and magnitude of any follow-on offerings we undertake (if any), as we would be to deploy new capital to collateralize new reinsurance treaties and consequently, earn additional premium revenue. In addition, our results of operations may be seasonal in that hurricanes and other tropical storms typically occur during the period from June 1 through November 30. Further, our results of operations may be subject to significant variations due to factors affecting the property and casualty insurance industry in general, which include competition, legislation, regulation, general economic conditions, judicial trends, and fluctuations in interest rates and other changes in the investment environment.

Because we employ an opportunistic underwriting and investment philosophy, period-to-period comparisons of our underwriting results may not be meaningful. In addition, our historical investment results may not necessarily be indicative of future performance. Due to the nature of our reinsurance and investment strategies, our operating results will likely fluctuate from period to period.

Recent Developments

On November 12, 2017, the Company’s board of directors decided to suspend the Company’s regular $0.12 quarterly cash dividend, with the suspension to commence with the dividend that would have otherwise been payable for the third quarter of 2017.  The board of directors intends to reconsider in the future the payment of a quarterly cash dividend, but the timing of such reconsideration has not been determined, and there is no intention to resume dividend payments in the foreseeable future, if at all.   Any decision to resume dividend payments will be dependent upon a variety of factors, including the state of the Company’s business as well as general market conditions at the time of reconsideration, and there is no assurance that dividend payments will recommence.  Additionally, and in recognition of its dividend suspension, the Company has also decided to suspend the payment of non-employee director fees, effective October 1, 2017, which had been $30,000 per director per annum.

PRINCIPAL REVENUE AND EXPENSE ITEMS

Revenues

We derive our revenues from two principal sources:

● premiums assumed from reinsurance on property and casualty business; and

● income from investments.

Premiums assumed include all premiums received by a reinsurance company during a specified accounting period, even if the policy provides coverage beyond the end of the period. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in the unearned premiums reserve and are realized as revenue in subsequent periods over the remaining term of the policy. Our policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2017, typically one-half of the premiums will be earned in 2016 and the other half will be earned during 2017. However, in the event of limit losses on our policies, as we have experienced during the quarter ended September 30, 2017, premium recognition has been accelerated to match losses incurred in the period, as there is no possibility of any future treaty-year losses under the contracts.

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

● policy acquisition costs and underwriting expenses; and

● general and administrative expenses.

Loss and loss adjustment expenses are a function of the amount and type of reinsurance contracts we write and of the loss experience of the underlying coverage. As described below, loss and loss adjustment expenses are based on the claims reported by our Company’s ceding insurers, and may include an actuarial analysis of the estimated losses, including losses incurred during the period and changes in estimates from prior periods. Depending on the nature of the contract, loss and loss adjustment expenses may be paid over a period of years.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and nine-month periods ended September 30, 2017 and 2016 (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Revenue
Assumed premiums	$-	-	$18,256	15,065
Premiums ceded	(733)	-	(880)	-
Change in loss experience refund payable	2,730	(2,089)	1,470	(4,465)
Change in unearned premiums reserve	17,309	4,007	4,494	(3,955)

Net premiums earned	19,306	1,918	23,340	6,645
Net realized investment(losses) gains	(104)	122	(56)	256
Net investment income	128	126	341	327

Total revenue	19,330	2,166	23,625	7,228

Expenses
Losses and loss adjustment expenses	41,400	(1,248)	42,427	1,030
Policy acquisition costs and underwriting expenses	514	83	672	211
General and administrative expenses	370	346	1,094	1,087

Total expenses	42,284	(819)	44,193	2,328

Net (loss) income	$(22,954)	2,985	$(20,568)	4,900

Basic (loss) earnings per share	$(3.97)	0.50	$(3.53)	0.81
Diluted (loss) earnings per share	(3.97)	0.50	(3.53)	0.81

Dividends paid per share	$0.12	0.12	$0.36	0.36

Performance ratios to net premiums earned:
Loss ratio	214.4%	-65.1%	181.8%	15.5%
Acquisition cost ratio	2.7%	4.3%	2.9%	3.2%
Expense ratio	4.6%	22.4%	7.6%	19.5%
Combined ratio	219.0%	-42.7%	189.3%	35.0%

General. Net loss for the quarter ended September 30, 2017 was $23 million, or $3.97 per basic and diluted share, compared to a net income of $3 million, or $0.50 per basic and diluted share, for the quarter ended September 30, 2016. The significant decrease is wholly due to the triggering during the third quarter of 2017 of limit losses on all our reinsurance contracts, due to the individual and collective impact of Hurricane Harvey, Hurricane Irma and Hurricane Maria on our book of business, compared with no catastrophic losses during the same quarter of the prior fiscal year.

Net loss for the nine months ended September 30, 2017 was $20.6 million, or $3.53 per basic and diluted share, compared to a net income of $4.9 million, or $0.81 per basic and diluted share, for the nine months ended September 30, 2016. The significant decrease is wholly due to the triggering during the third quarter of 2017 of limit losses on all our reinsurance contracts, due to the individual and collective impact of Hurricane Harvey, Hurricane Irma and Hurricane Maria on our book of business, compared with nominal losses during the previous nine-month period.

Premium Income.  Net premiums earned typically reflects the pro rata inclusion into income of premiums assumed (net of loss experience refund) over the life of the reinsurance contracts. However, given the limit losses experienced on all our reinsurance contracts during the third quarter of 2017, premiums recognition have not been deferred through the remaining lives of those contracts and have been accelerated into the third quarter, as there is no possibility of any future treaty-year losses under such contracts.

Net premiums earned for the quarter ended September 30, 2017 increased $17.4 million, to $19.3 million, from $1.9 million for the quarter ended September 30, 2016. The increase is wholly due to the acceleration of premium recognition due to full limit losses being incurred on all of our reinsurance contracts during the quarter ended September 30, 2017.

Net premiums earned for the nine months ended September 30, 2017 increased $16.7 million, to $23.3 million, from $6.6 million for the nine months ended September 30, 2016. The increase is wholly due to the acceleration of premium recognition due to full limit losses being incurred on all of our reinsurance contracts during the nine months ended September 30, 2017.

Losses Incurred. Losses incurred for the quarter ended September 30, 2017 increased $42.6 million, to $41.4 million, from ($1.2 million), for the quarter ended September 30, 2016. The increase during the quarter ending September 30, 2017 is wholly due to the triggering of limit losses on all of our reinsurance contracts, due to the individual and collective impact of Hurricane Harvey, Hurricane Irma and Hurricane Maria on our book of business, as well as adverse development on prior year claims, compared with no catastrophic losses during the same quarter of the prior fiscal year.

Losses incurred for the nine months ended September 30, 2017 increased $41.4 million, to $42.4 million, from $1.0 million, for the nine months ended September 30, 2016. The increase during the nine months ended September 30, 2017 is wholly due to the triggering of limit losses on all of our reinsurance contracts, due to the individual and collective impact of Hurricane Harvey, Hurricane Irma and Hurricane Maria on our book of business, as well as adverse development on prior year claims, , compared with nominal loss and loss adjustment expenses during the nine-month period of the prior fiscal year.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs and underwriting expenses for the quarter ended September 30, 2017 increased $431 thousand, to $514 thousand from $83 thousand for the quarter ended September 30, 2016. The increase is due wholly due to the acceleration of premium recognition as mentioned above, and the resulting acceleration of policy acquisition costs.

Policy acquisition costs and underwriting expenses for the nine months ended September 30, 2017 increased $461 thousand, to $672 thousand from $211 thousand for the nine months ended September 30, 2016. The increase is due wholly due to the acceleration of premium recognition as mentioned above, and the resulting acceleration of policy acquisition costs.

General and Administrative Expenses. General and administrative expenses for the quarter ended September 30, 2017 increased $24 thousand, to $370 thousand, from $346 thousand for the quarter ended September 30, 2016. The increase is not considered material and represents fluctuation in general and administrative expenses between the quarters represented.

General and administrative expenses for the nine months ended September 30, 2017 decreased $7 thousand, to $1,094 thousand, from $1,087 thousand for the nine-month period ended September 30, 2016. The increase is not considered material and representsfluctuation in general and administrative expenses between the period represented.

MEASUREMENT OF RESULTS

We use various measures to analyze the growth and profitability of business operations. For our reinsurance business, we measure growth in terms of premiums assumed and we measure underwriting profitability by examining our loss, underwriting expense and combined ratios. We analyze and measure profitability in terms of net income and return on average equity.

Premiums Assumed. We use gross premiums assumed to measure our sales of reinsurance products. Gross premiums assumed also correlates to our ability to generate net premiums earned. See also the analysis above relating to the growth in net premiums earned.

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio increased from (65.1%) for the quarter ended September 30, 2016 to 214.4% for the quarter ended September 30, 2017. The increase is primarily due to the multiple limit losses suffered during the quarter ended September 30, 2017, partially offset by a higher denominator in net premiums earned, compared with the previous quarter.

The loss ratio increased from 15.5% for the nine months ended September 30, 2016 to 181.8% for the nine months ended September 30, 2017. The increase is primarily due to the multiple limit losses suffered during the nine months ended September 30, 2017, partially offset by a higher denominator in net premiums earned, compared with the previous period.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio decreased from 4.3% for the quarter ended September 30, 2016 to 2.7% for the quarter ended September 30, 2017. The decrease is due wholly to the acceleration of acquisition costs recognition mentioned earlier, more than offset by a larger denominator in net premiums earned, when compared with the three-month period ended September 30, 2016.

The acquisition cost ratio decreased from 3.2% for the nine months ended September 30, 2016 to 2.9% for the nine months ended September 30, 2017. The decrease is due wholly to the acceleration of acquisition costs recognition mentioned earlier, more than offset by a larger denominator in net premiums earned, when compared with the nine-month period ended September 30, 2016.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and other administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio decreased from 22.4% for the three-month period ended September 30, 2016 to 4.6% for the three-month period ended September 30, 2017. The decrease is due wholly to a significant increase in net premiums earned partially offset by increased policy acquisition costs as recorded during the three-month period ended September 30, 2017, when compared with the three-month period ended September 30, 2016.

The expense ratio decreased from 19.5% for the nine-month period ended September 30, 2016 to 7.6% for the nine-month period ended September 30, 2017. The decrease is due wholly to a significant increase in net premiums earned partially offset by increased policy acquisition costs as recorded during the nine-month period ended September 30, 2017, when compared with the nine-month period ended September 30, 2016.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, we are not underwriting profitably and may not be profitable. The combined ratio increased from (42.7%) for the three-month period ended September 30, 2016 to 219% for the three-month period ended September 30, 2017. The increase in the combined ratio is due to a significantly higher loss ratio during the three-month period ended September 30, 2017 as mentioned above, when compared with the previous quarter.

The combined ratio increased from 35% for the nine-month period ended September 30, 2016 to 189.3% for the nine-month period ended September 30, 2017. The increase in the combined ratio is due to a significantly higher loss ratio during the nine-month period ended September 30, 2017 as mentioned above, when compared with the previous period.

FINANCIAL CONDITION – SEPTEMBER 30, 2017 COMPARED TO DECEMBER 31, 2016

Restricted Cash and Cash Equivalents. As of September 30, 2017, our restricted cash and cash equivalents decreased by $11.4 million, or 32%, to $24.2 million, from $35.7 million as of December 31, 2016. The decrease is the net result of premium receipts and collateral deposits, more than offset by collateral returned on the expiration of reinsurance contracts, coupled with withdrawals by the cedants for settlement of losses under the reinsurance contracts during the nine-month period ended September 30, 2017.

Investments. As of September 30, 2017, our available-for-sale securities decreased by $2.1 million, or 20%, to $8.8 million, from $11 million as of December 31, 2016. The decrease is primarily a result of net sales of fixed-maturity and equity securities during the nine-month period ended September 30, 2017.

Premiums Receivable. As of September 30, 2017, our premiums receivable decreased by approximately $150 thousand, or 4%, to $3.9 million, from $4 million as of December 31, 2016. The decrease is due to the premiums assumed under new reinsurance contracts effective June 1, 2017, more than offset by the receipt of premium installments during the nine-month period ended September 30, 2017.

Loss Experience Refund Payable. As of September 30, 2017, our loss experience refund payable decreased by $1.5 million, or 100%, to $0, from $1.5 million at December 31, 2016. The decrease is wholly due to the derecognition of the liability as a result of the limit losses incurred under two of reinsurance contracts, which obligates us to refund premiums in the event there were no significant losses during the nine-month period ended September 30, 2017. Given the limit losses, no refund premiums are due, and as such, the loss experience refund payable liability was derecognized.

Unearned Premiums Reserve. As of September 30, 2017, our unearned premiums reserve decreased by $1 million, or 32%, to $2.4 million, from $3.4 million at December 31, 2016. The decrease is due primarily to the successful placement of reinsurance contracts for the treaty year effective June 1, 2017 more than offset by the acceleration of recognition of premiums due to the full limit losses on all of our contracts.

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

As of September 30, 2017, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no plans to issue debt and expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited is subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for Oxbridge Reinsurance Limited is $500. As of September 30, 2017, Oxbridge Reinsurance Limited exceeded the minimum required. By law, Oxbridge Reinsurance Limited is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Our reinsurance operations exposed us to claims arising out of unpredictable catastrophic events during the third quarter of 2017. The incidence and severity of catastrophes are inherently unpredictable but the loss experience of property catastrophe reinsurers has been generally characterized as low frequency and high severity. Claims from catastrophic events have reduced our earnings and caused substantial volatility in our results of operations, and adversely affected our financial condition. The corresponding reduction in our surplus level will impact our ability to write new reinsurance policies at future renewal periods.

Cash Flows

Our cash flows from operating, investing and financing activities for the nine-month periods ended September 30, 2017 and 2016 are summarized below.

Cash Flows for the Nine months ended September 30, 2017 (in thousands)

Net cash used in operating activities for the nine months ended September 30, 2017 totaled $10,689, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and net loss payments. Net cash provided by investing activities of $7,347 was primarily due to the net sales of available-for-sale securities and the addition of collateral upon renewal or underwriting of new reinsurance contracts. Net cash used in financing activities totaled $3,152 representing net cash dividend payments and cash used to repurchase ordinary shares under the Company’s share repurchase plan.

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

Share Repurchase Program

On May 12, 2016, the Board of Directors of Oxbridge Re Holdings Limited (the “Company”) authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate repurchase price not to exceed $2 million. The plan expires on December 31, 2017. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or tender offers. The repurchases will be funded from cash on hand or other capital markets sources. The stock repurchase program has been discontinued effective September 30, 2017.

The Company has adopted a Rule 10b5-1 share repurchase plan under the Securities Exchange Act of 1934 (the “Plan”) in connection with the Share Repurchase Program. The Plan allows the Company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Because repurchases under the Plan are subject to certain pricing parameters, there is no guarantee as to the exact number of shares that will be repurchased under the Plan or that there will be any repurchases pursuant to the Plan. Subject to applicable regulations. On September 28, 2017, the Company cancelled the Plan. Through September 28, 2017, the Company had repurchased an aggregate of 326,413 shares for an aggregate cost of $1,803,568 under the Share Repurchase Program.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Premium Revenue and Risk Transfer. We record premiums revenue as earned pro-rata over the terms of the reinsurance agreements, or period of risk, where applicable, and the unearned portion at the balance sheet date is recorded as unearned premiums reserve. A reserve is made for estimated premium deficiencies to the extent that estimated losses and loss adjustment expenses exceed related unearned premiums. Investment income is not considered in determining whether or not a deficiency exists.

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

As of September 30, 2017, our best estimate for reserves for loss and loss adjustment expenses was $24.8 million, with IBNR representing approximately 8% of such reserves.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

(a)
Sales of Unregistered Securities

None.

(b)
Repurchases of Equity Securities

The table below summarizes the number of common shares repurchased during the three months ended September 30, 2017 under a share repurchase plan:

For the Month Ended	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Average Price Paid Per Share	Maximum Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (b)

31-Jul-17	12,974	$5.88	$510,439
31-Aug-17	18,282	$5.72	$405,948
30-Sep-17	41,491	$5.05	$196,432

	72,747	$5.37

(a)
The share repurchase plan approved by our Board of Directors on May 12, 2016 commenced in June 2016. The Plan was cancelled on September 28, 2017.

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

101
The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: November 14, 2017	By: /s/ JAY MADHU
Jay Madhu Chief Executive Officer and President (Principal Executive Officer)

Date: November 14, 2017	By: /s/ WRENDON TIMOTHY
Wrendon Timothy Chief Financial Officer and Secretary (Principal Financial Officer and PrincipalAccounting Officer)