Form 10-K
period 2017-12-31
OXBRIDGE RE HOLDINGS Ltd
filed 2018-03-13
CIK 1584831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company X
Emerging growth company X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $7,144,137 (based upon the quoted closing sale price per share of the registrant’s ordinary shares on The NASDAQ Capital Market) on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2017). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of June 30, 2017 were affiliates.

As of March 10, 2018, 5,733,587 ordinary shares, par value $0.001 (USD) per share, were outstanding.

Documents Incorporated by Reference:

Portions of the Company’s proxy statement to be filed with the Securities and Exchange Commission relating to the 2018 Annual Meeting of Shareholders will be incorporated by reference into Part III of this Annual Report on Form 10-K.

OXBRIDGE RE HOLDINGS LIMITED
Index to Annual Report on Form 10-K
Year Ended December 31, 2017

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Unless the context dictates otherwise, references to “we,” “us,” “our,” “our company,” or “the Company” in this Annual Report on Form 10-K refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS Ltd.

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

PART I

ITEM 1
BUSINESS

Overview

We are a Cayman Islands specialty property and casualty reinsurer that provides reinsurance solutions through our subsidiary, Oxbridge Reinsurance Limited. We focus on underwriting fully-collateralized reinsurance contracts primarily for property and casualty insurance companies in the Gulf Coast region of the United States, with an emphasis on Florida. We specialize in underwriting medium frequency, high severity risks, where we believe sufficient data exists to analyze effectively the risk/return profile of reinsurance contracts. We were organized in April 2013 as an exempted company under the laws of the Cayman Islands.

We underwrite reinsurance contracts on a selective and opportunistic basis as opportunities arise based on our goal of achieving favorable long-term returns on equity for our shareholders. Our goal is to achieve long-term growth in book value per share by writing business that generates attractive underwriting profits relative to the risk we bear. Unlike other insurance and reinsurance companies, we do not intend to pursue an aggressive investment strategy and instead will focus our business on underwriting profits rather than investment profits. However, we intend to complement our underwriting profits with investment profits on an opportunistic basis. Our primary business focus is on fully collateralized reinsurance contracts for property catastrophes, primarily in the Gulf Coast region of the United States, with an emphasis on Florida. Within that market and risk category, we attempt to select the most economically attractive opportunities across a variety of property and casualty insurers. As we attempt to grow our capital base, we expect that we will consider growth opportunities in other geographic areas and risk categories.

Our level of profitability is primarily determined by how adequately our premiums assumed and investment income cover our costs and expenses, which consist primarily of acquisition costs and other underwriting expenses, claim payments and general and administrative expenses. One factor leading to variation in our operational results is the timing and magnitude of any follow-on offerings we undertake (if any), as we would be able to deploy new capital to collateralize new reinsurance treaties and consequently, earn additional premium revenue. In addition, our results of operations may be seasonal in that hurricanes and other tropical storms typically occur during the period from June 1 through November 30. Further, our results of operations may be subject to significant variations due to factors affecting the property and casualty insurance industry in general, which include competition, legislation, regulation, general economic conditions, judicial trends, and fluctuations in interest rates and other changes in the investment environment.

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

●
Deployment of Capital.  In order to eliminate the possibility of complete losses, we intend to place only a portion of our total capital at risk in any single year. This means that we expect lower returns than some of our competitors in years where there are lower than average catastrophe losses but that our capital not be completely eroded in the event of multiple large losses.

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

Our portfolio of business continues to be characterized by relatively large transactions with a relatively few number of cedants. As of December 31, 2017, we had reinsurance contracts with seven (7) cedants, although income limit losses were experienced on all the contracts with each cedant, and only one of those contracts continue to earn income due to the fact of such contract being a multi-year contract. We do not consider any of those contracts to be singly material to our company, and our largest contract represented approximately 31% of our collateral at risk of all such contracts.

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

During the year ended December 31, 2017, we purchased uncollateralized retrocessional coverage to manage our overall exposure and to balance our portfolio. Such coverage was purchased from a reinsurer we considered to be financially strong, given its AM Best rating of A++.

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

For our property and other catastrophe policies, we initially establish our loss reserves based on loss payments and case reserves reported by ceding companies. As we are not the only reinsurer on most contracts, the lead reinsurer will set the loss amount estimates for the contract and the cedant will have the ability to pay for case losses consistent with that amount on our pro-rata share of the contract.

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

Competition

The reinsurance industry is highly competitive. We expect to compete with major reinsurers, most of which are well established with significant operating histories, strong financial strength ratings and long-standing client relationships.

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

Employees

As of March 12, 2018, we had three full-time employees, and we are not in the process of hiring additional resources at this time. We believe that our relations with our employees are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements. We believe that we will continue to have relatively few employees and intend to outsource some functions to specialist firms in the Cayman Islands if and when we determine that such functions are necessary. We intend to use the expertise of our Board of Directors and where necessary, external consultants to provide any other service we may require from time to time.

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

The business relationships between us and HCI Group may present difficult conflicts of interest and business opportunity issues.

We may continue to derive a substantial portion of our business from HCI Group subsidiaries during our first few years of operation. Jay Madhu, our Chief Executive Officer and a member of our Board of Directors, is also a member of the board of directors of HCI Group and a former executive officer of HCI Group. Because of this business relationships, various conflicts of interest could arise with respect to business opportunities that could be advantageous to HCI Group or its subsidiaries, on the one hand, and us or any of our subsidiaries, on the other hand. Moreover, because of this relationship, HCI Group may have the ability to otherwise significantly influence certain business decisions by us, including our writing of future policies. This relationship and potential conflict of interest could also result in contracts between us and HCI Group and/or its subsidiaries that are less favorable to us than contracts that could be negotiated with other third parties.

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

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we may collect and store sensitive data, including proprietary business, in our data centers and on our networks. The secure processing,maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, and damage our reputation, which could adversely affect our business, revenues and competitive position.

If we lose or are unable to retain our senior management and other key personnel and are unable to attract qualified personnel, our ability to implement our business strategy could be delayed or hindered, which, in turn, could significantly and negatively affect our business.

Although we only employ three individuals, two of whom are members of senior management, our future success depends to a significant extent on the efforts of our senior management and other key personnel (who have not yet been hired) to implement our business strategy. We believe there are only a limited number of available, qualified executives with substantial experience in our industry. In addition, we will need to add personnel, including underwriters, to implement our business strategy. We could face challenges attracting personnel to the Cayman Islands. Accordingly, the loss of the services of one or more of the members of our senior management or other key personnel (when hired), or our inability to hire and retain other key personnel, could delay or prevent us from fully implementing our business strategy and, consequently, significantly and negatively affect our business.

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

Under Cayman Islands corporate law, a director may vote on a contract or transaction where the director has an interest as a shareholder, director, officer or employee provided such interest is disclosed. None of our contracts will be deemed to be void because any director is an interested party in such transaction and interested parties will not be held liable for monies owed to the company. In contracts, under Delaware law, interested party transactions are potentially voidable.

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

Failures to comply with a direction given by CIMA may be punishable by a fine of up to five hundred thousand Cayman Islands dollars (US$609,756.10 based on the Cayman Islands’ pegged exchange rate of CI$0.82 per US$1.00 as of March 12, 2018 or imprisonment for a term of five years or both, and a fine of an additional ten thousand Cayman Islands dollars (US$12,195.12) for every day after conviction on which the offense so continues.

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

We are a holding company and do not have any significant operations or assets other than our ownership of the shares of our subsidiary Oxbridge Reinsurance Limited. Dividends and other permitted distributions from our subsidiaries will be our primary source of funds to meet ongoing cash requirements, including future debt service payments, if any, and other expenses, and to pay dividends to our shareholders if we choose to do so. Our subsidiaries will be subject to applicable law as well as significant regulatory restrictions limiting their ability to declare and pay dividends. The inability of our subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have an adverse effect on our operations and our ability to pay dividends to our shareholders if we choose to do so and/or meet our debt service obligations, if any.

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

Furthermore, we may not be able to comply fully with, or obtain desired exemptions from, revised statutes, regulations and policies that currently, or may in the future, govern the conduct of our business. Failure to comply with, or to obtain desired authorizations and/or exemptions under, any applicable laws could result in restrictions on our ability to do business or undertake activities that are regulated in the jurisdiction in which operate and could subject us to fines and other sanctions. In addition, changes in the laws or regulations to which our reinsurance subsidiary is subject or may become subject, or in the interpretations thereof by enforcement or regulatory agencies, could have a material adverse effect on our business, our business plans, and our growth strategy.

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

Passive income generally includes interest, dividends and other investment income but does not include income derived in the active conduct of an insurance business by a corporation predominantly engaged in an insurance business. This exception for insurance companies is intended to ensure that a bona fide insurance company’s income is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. We believe that we are currently operating and intend to continue operating our business with financial reserves at a level that should not cause us to be deemed PFICs, although we cannot assure you the IRS will not successfully challenge this conclusion. In addition, sufficient risk must be transferred under an insurance company’s contracts with its insureds in order to qualify for the insurance exception. Whether our insurance contracts possess adequate risk transfer for purposes of determining whether income under our contracts is insurance income, and whether we are predominantly engaged in the insurance business, are subjective in nature and there is very little authority on these issues. We cannot assure you that the IRS will not successfully challenge the level of risk transfer under our reinsurance contracts for purposes of the insurance company exception, nor can we cannot assure you that the IRS will not successfully challenge our interpretation of the scope of the active insurance company exception and our qualification for the exception. Further, the IRS may issue regulatory or other guidance that causes us to fail to qualify for the active insurance company exception on a prospective or retroactive basis. Therefore, we cannot assure you that we will satisfy the exception for insurance companies and will not be treated as PFICs currently or in the future. Although we do not expect that we were a PFIC in 2017, nor do we expect to be a PFIC in 2017 or thereafter, no assurance can be provided in that regard or as to our status in future years. If you are a United States person, we advise you to consult your own tax advisor concerning the potential tax consequences to you under the PFIC rules.

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

We do not intend to resume paying cash dividends in the foreseeable future.

On November 12, 2017, our board of directors decided to suspend our regular quarterly cash dividend.  The board of directors intends to reconsider in the future the payment of a quarterly cash dividend, but the timing of such reconsideration has not been determined, and there is no intention to resume dividend payments in the foreseeable future, if at all.   Any decision to resume dividend payments will be dependent upon a variety of factors, including the state of our business as well as general market conditions at the time of reconsideration, and there is no assurance that dividend payments will recommence.

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

ITEM 5
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Ordinary Shares

The following table sets forth the high and low sales price per share of our ordinary shares as reported on The NASDAQ Capital Market for the periods indicated:

	2017		2016
	High	Low	High	Low
First Quarter	$6.90	$5.85	$5.61	$4.52
Second Quarter	$6.68	$5.60	$5.40	$4.81
Third Quarter	$6.00	$4.30	$5.43	$4.81
Fourth Quarter	$4.22	$2.15	$6.00	$4.38

Holders of Record and Tax Information

As of March 5, 2017, there were 19 holders of record of our ordinary shares. There are no current applicable Cayman Islands laws, decrees or regulations relating to restrictions on the import or export of capital or exchange controls affecting remittances of dividends, interest and other payments to non-resident holders of our ordinary shares. There are no existing laws or regulations of the Cayman Islands imposing taxes or containing withholding provisions to which United States holders of our ordinary shares are subject. There are no reciprocal tax treaties between the Cayman Islands and the United States.

Dividend Policy

The declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on our results of operations and cash flows, our financial position and capital requirements, general business conditions, rating agency guidelines (if applicable), any legal, tax, regulatory and contractual restrictions on the payment of dividends, and any other factors considered relevant by our Board of Directors. Our ability to pay dividends will also depend on the requirements of any future financing agreements to which we may be a party and the ability of our reinsurance subsidiary, or other subsidiaries, to pay dividends to us. Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited, our reinsurance subsidiary, is subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for Oxbridge Reinsurance Limited is $500. As of December 31, 2017, Oxbridge Reinsurance Limited exceeded the minimum requirement. By law, Oxbridge Reinsurance Limited is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

The following table shows the frequency and amount of all cash dividends declared on our ordinary shares for the two most recent fiscal years.

Declaration Date	Payment Date	Record Date	Per Share Amount
2016
January 20, 2016	March 30, 2016	March 1, 2016	$0.12
May 12, 2016	June 30, 2016	June 20, 2016	$0.12
August 13, 2016	September 30, 2016	September 23, 2016	$0.12
November 12, 2016	December 30, 2016	December 23, 2016	$0.12
2017
January 24, 2017	March 30, 2017	March 17, 2017	$0.12
May 12, 2017	June 30, 2017	June 23, 2017	$0.12
August 12, 2017	September 30, 2017	September 23, 2017	$0.12

On November 12, 2017, the Company’s board of directors decided to suspend the Company’s regular $0.12 quarterly cash dividend. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our Board of Directors may deem relevant.

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the year ended December 31, 2017.

Use of Proceeds

On March 26, 2014, we closed our initial public offering of 4,884,650 units (the “Units”), with each Unit consisting of one ordinary share and one warrant at a price of $6.00 per Unit. The offer and sale of all of the Units in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-1, as amended (File No. 333-193577) and subsequent Registration Statement on Form S-1 (File No. 333-194648) pursuant to Rule 462(b), which were declared effective on February 28, 2014 and March 18, 2014, respectively. We received aggregate net proceeds of approximately $26.9 million after deducting commissions and offering expenses. As of December 31, 2017, we used approximately $18 million of the net proceeds of the offering to capitalize our reinsurance subsidiary. The remaining $8.9 million has been used for working capital and share repurchase program of the Company.

Issuer Purchases of Equity Securities

In May 2016, the Company’s Board of Directors authorized a plan to repurchase up to $2,000,000 of the Company’s common shares, inclusive of commissions and fees. The stock repurchase program has been discontinued effective September 30, 2017, as such there no common shares repurchased during the three months ended December 31, 2017.

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

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our Consolidated Financial Statements and the related notes contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

General

The following is a discussion and analysis of our results of operations for the years ended December 31, 2017 and 2016 and our financial condition as of December 31, 2017 and 2016. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS Ltd., unless the context dictates otherwise.

Overview and Trends

We are a Cayman Islands specialty property and casualty reinsurer that provides reinsurance solutions through our reinsurance subsidiary, Oxbridge Reinsurance Limited. We recently organized a new subsidiary, Oxbridge Re NS Ltd., which was incorporated on December 22, 2017 to facilitate potential future hedging and investment activities with respect to our reinsurance risks, but the subsidiary has not yet commenced operations and has no assets or liabilities. We focus on underwriting fully-collateralized reinsurance contracts primarily for property and casualty insurance companies in the Gulf Coast region of the United States, with an emphasis on Florida. We specialize in underwriting medium frequency, high severity risks, where we believe sufficient data exists to analyze effectively the risk/return profile of reinsurance contracts.

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

Due to influx of new risk capital from alternative capital market participants such as hedge funds and pension funds, we believe that the reinsurance industry is currently over-capitalized and will continue in this trend for the foreseeable future. The over-capitalization of the market is not uniform as there are a number of insurers and reinsurers that have suffered and continue to suffer from capacity issues. We continue to assess the opportunities that may be available to us with insurance and reinsurance companies with this profile. If the reinsurance market continues to soften, our strategy is to reduce premium writings rather than accept mispriced risk and conserve our capital for a more opportune environment. Significant rate increases could occur if financial and credit markets experience adverse shocks that result in the loss of capital of insurers and reinsurers, or if there are major catastrophic events, especially in North America. The persistent low interest rate environment has reduced the earnings of many insurance and reinsurance companies and we believe that the continuation of low interest rates, coupled with the reduction of prior years' reserve redundancies, could cause the industry to adopt overall higher pricing.

Recent Developments in 2017

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

Additionally, and in recognition of its dividend suspension, the Company had decided to suspend the payment of non-employee director fees, effective October 1, 2017, which had been $30,000 per director per annum, and such fee suspension will continue until otherwise determined by the board of directors.

PRINCIPAL REVENUE AND EXPENSE ITEMS

Revenues

We derive our revenues from two principal sources:

●           premiums assumed from reinsurance on property and casualty business; and

●           income from investments.

Premiums assumed include all premiums received by a reinsurance company during a specified accounting period, even if the policy provides coverage beyond the end of the period. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in the unearned premiums reserve and are realized as revenue in subsequent periods over the remaining term of the policy. Our policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2017, typically one-half of the premiums will be earned in 2017 and the other half will be earned during 2018. However, in the event of limit losses on our policies, as we have experienced during the quarter ended September 30, 2017, premium recognition has been accelerated to match losses incurred in the period, when there is no possibility of any future treaty-year losses under the contracts.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016 (dollars in thousands, except per share amounts):

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Consolidated Statements of Income
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	Years Ended December 31,
	2017	2016
Revenue
Assumed premiums	$18,263	15,065
Premiums ceded	(880)	-
Change in loss experience refund payable	1,335	883
Change in unearned premiums reserve	4,849	2,110

Net premiums earned	23,567	18,058
Net realized investment (losses) gains	(138)	554
Net investment income	412	450

Total revenue	23,841	19,062

Expenses
Losses and loss adjustment expenses	42,427	14,775
Policy acquisition costs and underwriting expenses	681	286
General and administrative expenses	1,325	1,420

Total expenses	44,433	16,481

Net (loss) income	$(20,592)	2,581

Basic (loss) earnings per share	$(3.55)	0.43

Diluted (loss) earnings per share	$(3.55)	0.43

Weighted-average shares outstanding
Basic and Diluted	5,808,354	6,022,985

Dividends paid per share	$0.36	0.48

Performance ratios to net premiums earned:
Loss ratio	180.0%	81.8%
Acquisition cost ratio	2.9%	1.6%
Expense ratio	8.5%	9.4%
Combined ratio	188.5%	91.3%

Comparison of the Year Ended December 31, 2017 to Year Ended December 31, 2016

General. Net loss for the year ended December 31, 2017 was $20.6 million or ($3.55) per basic and diluted loss per share compared to a net income of $2.6 million or $0.43 per basic and diluted earnings per share for the year ended December 31, 2016. The significant decrease is wholly due to the triggering during the third quarter of 2017 of limit losses on all our reinsurance contracts, due to the individual and collective impact of Hurricane Harvey, Hurricane Irma and Hurricane Maria on our book of business, compared with nominal loss and loss adjustment expenses during the prior fiscal year.

Premium Income. Net premiums earned typically reflects the pro-rata inclusion into income of premiums assumed (net of loss experience refund and premiums ceded) over the life of the reinsurance contracts. However, given the limit losses experienced on all our reinsurance contracts during the year ended December 31, 2017, premiums recognition has not been deferred through the remaining lives of those contracts and have been accelerated into 2017, as there is no possibility of any future treaty-year losses under such contracts.

Net premiums earned for the year ended December 31, 2017 increased $5.5 million, to $23.6 million, from $18.1 million for the year ended December 31, 2016. The increase is due to both the higher deployment of capital during 2017, and consequentially higher premiums, as well as the acceleration of premium recognition due to full limit losses being incurred on all of our reinsurance contracts during the year ended December 31, 2017.

Losses Incurred. Losses incurred for the year ended December 31, 2017 increased $27.6 million to $42.4 million, from $14.8 million for the year ended December 31, 2016. The increase is wholly due to the triggering of limit losses on all of our reinsurance contracts, due to the individual and collective impact of Hurricane Harvey, Hurricane Irma and Hurricane Maria on our book of business, as well as adverse development on prior year claims, compared with nominal loss and loss adjustment expenses during the prior fiscal year.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed.  Policy acquisition costs and underwriting expenses for the year ended December 31, 2017 increased by $395 thousand, to $681 thousand from $286 thousand for the year ended December 31, 2016. The increase is due both to the higher policy acquisition costs resulting from more capital deployed, as well as the acceleration of premium recognition as mentioned above, and the resulting acceleration of policy acquisition costs.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2017 decreased marginally by $95 thousand. The decrease is not considered material.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio increased from 81.8% for the year ended December 31, 2016 to 180% for the year ended December 31, 2017. The increase is due to the multiple limit losses suffered during year ended December 31, 2017, partially offset by a higher denominator in net premiums earned, when compared with the prior fiscal year.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio increased from 1.6% for the year ended December 31, 2016 to 2.9% for the year ended December 31, 2017. The increase is due wholly to the acceleration of acquisition costs recognition mentioned earlier, more than offset by a larger denominator in net premiums earned, when compared with prior fiscal year.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and general and administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio decreased from 9.4% for the year ended December 31, 2016 to 8.5% for the year ended December 31, 2017. The decrease is due wholly to a significant increase in net premiums earned partially offset by increased policy acquisition costs as recorded during the year ended December 31, 2017, when compared with the prior fiscal year.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, we are not underwriting profitably and may not be profitable. The combined ratio increased from 91.3% for the year ended December 31, 2016 to 188.5% for the year ended December 31, 2017 The increase in the combined ratio is due to a significantly higher loss ratio during year ended December 31, 2017 as mentioned above, when compared with the prior fiscal year.

FINANCIAL CONDITION – DECEMBER 31, 2017 COMPARED TO DECEMBER 31, 2016

Restricted Cash and Cash Equivalents. As of December 31, 2017, our restricted cash and cash equivalents decreased by $20.3 million, or 87%, to $3.1 million, from $23.4 million as of December 31, 2016. The decrease is the net result of premium receipts and collateral deposits, more than offset by collateral returned on the expiration of reinsurance contracts, coupled with withdrawals by the cedants for settlement of losses under the reinsurance contracts during the year ended December 31, 2017.

Investments. As of December 31, 2017, our available for sale securities decreased by $4.5 million, or 41%, to $6.5 million, from $11 million as of December 31, 2016. The decrease is primarily a result of net sales of fixed-maturity and equity securities during the year ended December 31, 2017.

Loss Experience Refund Payable. As of December 31, 2017, our loss experience refund payable decreased by $1.3 million, or 91%, to $135 thousand, from $1.5 million at December 31, 2016. The decrease is wholly due to the derecognition of the liability as a result of the limit losses incurred under two of reinsurance contracts, which obligates us to refund premiums in the event there were no significant losses during year ended December 31, 2017. Given the limit losses, no refund premiums were due at September 30, 2017, and the balance at year end represents a pro-rated estimate of loss refund that would be payable at May 31, 2019 under one of our contracts, should no future losses be incurred under such contract.

Reserve for losses and loss adjustment expenses. As of December 31, 2017, our reserve for losses and loss adjustment expenses decreased by $3.9 million, or 44%, to $4.8 million, from $8.7 million at December 31, 2016. The decrease is wholly due to the timely settlement of limit losses on weather-related events occurring during the year ended December 31, 2017.

Unearned Premiums Reserve. As of December 31, 2017, our unearned premiums reserve decreased by $1.5 million, or 42%, to $2.0 million, from $3.5 million at December 31, 2016. The decrease is due primarily to the successful placement of reinsurance contracts for the treaty year effective June 1, 2017 more than offsetting by the acceleration of premium recognition due to the full limit losses on all of our contracts.

LIQUIDITY AND CAPITAL RESOURCES

General

We are organized as a holding company with substantially no operations at the holding company level. Our operations are conducted through our reinsurance subsidiary, Oxbridge Reinsurance Limited, which underwrites risks associated with our property and casualty reinsurance programs. We have minimal continuing cash needs at the holding company level, with such expenses principally being related to the payment of administrative expenses, and shareholder dividends, if any. There are restrictions on Oxbridge Reinsurance Limited’s ability to pay dividends which are described in more detail below.

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

As of December 31, 2017, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no plans to issue debt and expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited is subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for Oxbridge Reinsurance Limited is $500. As of December 31, 2017, Oxbridge Reinsurance Limited exceeded the minimum required. By law, Oxbridge Reinsurance Limited is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Our reinsurance operations exposed us to claims arising out of unpredictable catastrophic events during the third quarter of 2017. The incidence and severity of catastrophes are inherently unpredictable, but the loss experience of property catastrophe reinsurers has been generally characterized as low frequency and high severity. Claims from catastrophic events have reduced our earnings and caused substantial volatility in our results of operations, and adversely affected our financial condition. The corresponding reduction in our surplus level will impact our ability to write new reinsurance policies at future renewal periods.

Cash Flows

Our cash flows from operating, investing and financing activities for the years ended December 31, 2017 and 2016 are summarized below.

Cash Flows for the Year ended December 31, 2017 (in thousands)

Net cash used in operating activities for the year ended December 31, 2017 totaled $26,310, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and net loss payments. Net cash provided by investing activities of $24,983 was primarily due to the net sales of available for sale securities and collateral withdrawals from trust accounts to settle losses arising during the year. Net cash used in financing activities totaled $3,152 representing net cash dividend payments and cash used to repurchase ordinary shares under the Company’s share repurchase plan.

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

Share Repurchase Program

On May 12, 2016, the Board of Directors of the Company authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company had been authorized, from time to time, to purchase shares of its common stock for an aggregate repurchase price not to exceed $2 million. The Share Repurchase Program was set to expire on December 31, 2017. On September 28, 2017, the Company discontinued the Share Repurchase Program. Through September 28, 2017, the Company had repurchased an aggregate of 326,413 shares for an aggregate of $1.8 million under the Share Repurchase Program.

The Company had previously adopted a Rule 10b5-1 share repurchase plan under the Securities Exchange Act of 1934 (the “Plan”) in connection with the Share Repurchase Program. The Plan allowed the Company to repurchase its shares at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. The Company has cancelled the Plan effective September 28, 2017.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2017, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

EXPOSURE TO CATASTROPHES

As with other reinsurers, our operating results and financial condition could be adversely affected by volatile and unpredictable natural and man-made disasters, such as hurricanes, windstorms, earthquakes, floods, fires, riots and explosions. Although we attempt to limit our exposure to levels we believe are acceptable, it is possible that an actual catastrophic event or multiple catastrophic events could have a material adverse effect on our financial condition, results of operations and cash flows. As described under “CRITICAL ACCOUNTING POLICIES—Reserves for Losses and Loss Adjustment Expenses” below, under United States generally accepted accounting principles (“U.S. GAAP”), we are not permitted to establish loss reserves with respect to losses that may be incurred under reinsurance contracts until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date may be established, with no provision for a contingency reserve to account for expected future losses.

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

As at December 31, 2017 our best estimate for reserves for loss and loss adjustment expenses was $4.8 million, with IBNR representing approximately 27% of such reserves. See Note 6 to the consolidated financial statements.

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

None.

ITEM 9A
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K (December 31, 2017). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B
OTHER INFORMATION

None.

PART III

ITEM 10
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than the information regarding our code of ethics set forth below, the information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the SEC not later than 120 days after December 31, 2017.

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

ITEM 11
EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the SEC not later than 120 days after December 31, 2017.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the SEC not later than 120 days after December 31, 2017.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the SEC not later than 120 days after December 31, 2017.

ITEM 14
PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the SEC not later than 120 days after December 31, 2017.

PART IV

ITEM 15
EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
Documents Filed as Part of the Report

The Consolidated Financial Statements, other financial information, financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement chedules appearing on page 49 of this Annual Report on Form 10-K.

(b)
Exhibits

Reference is made to the separate exhibit index contained on pages 46 through 47 filed herewith.

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

10.1
Lease between 90 North Church Street Ltd. and Oxbridge Re Holdings Limited dated April 17, 2015 (incorporated by reference to Exhibit 10.1 to Oxbridge Re Holdings Limited’s Annual Report on Form 10-K filed March 17, 2016) (Commission File No. 1-36346)

10.2*
Oxbridge Re Holdings Limited 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed December 24, 2014) (Commission File No. 1-36346).

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

10.9*
Amendment dated August 1, 2015 to Employment Agreement between Wrendon Timothy and Oxbridge Re Holdings Limited dated August 1, 2013(incorporated by reference to Exhibit 10.41 to Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q filed August 15,2016) (Commission File No. 1-36346)..

21	List of Subsidiaries of Oxbridge Re Holdings Limited.

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101
The following materials from Oxbridge Re Holdings Limited’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements.

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

OXBRIDGE RE HOLDINGS LIMITED

By	/s/ JAY MADHU
Jay Madhu
Chief Executive Officer and President (Principal Executive Officer)

Date:	March 10, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 10, 2018 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ WRENDON TIMOTHY Wrendon Timothy Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	/s/ JAY MADHU Jay Madhu Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ MAYUR PATEL Mayur Patel Director	/s/ KRISHNA PERSAUD Krishna Persaud Director

/s/ RAY CABILLOT Ray Cabillot Director

Index to Consolidated Financial Statements and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors Oxbridge Re Holdings Limited
Grand Cayman, Cayman Islands:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oxbridge Re Holdings Limited and Subsidiary (the "Company"), as of December 31, 2017 and 2016 and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years then ended and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, the Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

HACKER, JOHNSON & SMITH PA
We have served as the Company's auditor since 2013. Tampa, Florida
March 10, 2018

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Balance Sheets
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At December
	2017	2016
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $4,450 and $6,060, respectively)	$4,433	6,051
Equity securities, available for sale, at fair value (cost: $2,058 and $5,343, respectively)	2,036	4,941
Total investments	6,469	10,992
Cash and cash equivalents	7,763	12,242
Restricted cash and cash equivalents	3,124	23,440
Accrued interest and dividend receivable	39	48
Premiums receivable	3,798	4,038
Deferred policy acquisition costs	48	88
Prepayment and other receivables	116	98
Property and equipment, net	36	54
Total assets	$21,393	51,000

Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$4,836	8,702
Loss experience refund payable	135	1,470
Losses payable	386	-
Unearned premiums reserve	2,012	3,461
Accounts payable and other liabilities	106	204
Total liabilities	7,475	13,837

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 5,733,587 and 5,916,149 shares issued and outstanding)	6	6
Additional paid-in capital	32,100	33,034
(Accumulated Deficit) Retained earnings	(18,149)	4,534
Accumulated other comprehensive loss	(39)	(411)
Total shareholders’ equity	13,918	37,163
Total liabilities and shareholders’ equity	$21,393	51,000

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Income
(expressed in thousands of U.S. Dollars, except per share amounts)

	Years Ended December 31,
	2017	2016
Revenue
Assumed premiums	$18,263	15,065
Premiums ceded	(880)	-
Change in loss experience refund payable	1,335	883
Change in unearned premiums reserve	4,849	2,110

Net premiums earned	23,567	18,058
Net realized investment (losses) gains	(138)	554
Net investment income	412	450

Total revenue	23,841	19,062

Expenses
Losses and loss adjustment expenses	42,427	14,775
Policy acquisition costs and underwriting expenses	681	286
General and administrative expenses	1,325	1,420

Total expenses	44,433	16,481

Net (loss) income	$(20,592)	2,581

Basic (loss) earnings per share	$(3.55)	0.43

Diluted (loss) earnings per share	$(3.55)	0.43

Weighted-average shares outstanding
Basic and Diluted	5,808,354	6,022,985

Dividends paid per share	$0.36	0.48

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
 (expressed in thousands of U.S. Dollars)

	Years Ended December 31,
	2017	2016
Net (loss) income	$(20,592)	2,581
Other comprehensive income:
Change in unrealized loss on investments:
Unrealized gain arising during the year	234	1,617
Reclassification adjustment for net realized losses (gains) included in net (loss) income	138	(554)

Net change in unrealized loss	372	1,063

Total other comprehensive income	372	1,063

Comprehensive (loss) income	$(20,220)	3,644

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (expressed in thousands of U.S. Dollars)

	Years ended December 31
	2017	2016
Operating activities
Net (loss) income	$(20,592)	2,581
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	127	119
Net amortization of premiums on investments in fixed-maturity securities	84	21
Depreciation and amortization	24	21
Net realized investment losses (gains)	138	(554)
Change in operating assets and liabilities:
Accrued interest and dividend receivable	9	(23)
Premiums receivable	240	79
Deferred policy acquisition costs	40	2
Prepayment and other receivables	(18)	(7)
Reserve for losses and loss adjustment expenses	(3,866)	8,702
Loss experience refund payable	(1,335)	(8,443)
Losses payable	386	-
Unearned premiums reserve	(1,449)	(2,110)
Accounts payable and other liabilities	(98)	28

Net cash (used in) / provided by operating activities	$(26,310)	416

Investing activities
Change in restricted cash and cash equivalents	20,316	6,928
Purchase of fixed-maturity securities	(3,988)	(3,111)
Purchase of equity securities	(18,659)	(10,024)
Proceeds from sale of fixed-maturity securities	5,538	119
Proceeds from sale of equity securities	21,782	12,968
Purchase of property and equipment	(6)	(11)

Net cash provided by investing activities	$24,983	6,869

Financing activities
Repurchases of common stock under share repurchase plan	(1,061)	(742)
Dividends paid	(2,091)	(2,885)

Net cash used in financing activities	$(3,152)	(3,627)

	(continued)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
 (expressed in thousands of U.S. Dollars)

	Years ended December 31
	2017	2016
Net change in cash and cash equivalents	(4,479)	3,658
Cash and cash equivalents at beginning of period	12,242	8,584

Cash and cash equivalents at end of period	$7,763	12,242

Supplemental disclosure of cash flow information
Interest paid	-	-
Income taxes paid	-	-

Non-cash investing activities
Net change in unrealized loss on securities available for sale	372	1,063

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
Years ended December 31, 2017 and 2016
 (expressed in thousands of U.S. Dollars, except per share amounts)

	Ordinary Share Capital		Additional Paid-in	(Accumulated Deficit) Retained	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Earnings	Loss	Equity
Balance at December 31, 2015	6,060,000	6	33,657	4,838	(1,474)	37,027
Cash dividends paid	-	-	-	(2,885)	-	(2,885)
Repurchase and retirement of common stock under share repurchase plan	(143,851)	-	(742)	-	-	(742)
Net income for the year	-	-	-	2,581	-	2,581
Stock-based compensation	-	-	119	-	-	119
Total other comprehensive income	-	-	-	-	1,063	1,063
Balance at December 31, 2016	5,916,149	6	33,034	4,534	(411)	37,163

Balance at December 31, 2016	5,916,149	6	33,034	4,534	(411)	37,163
Cash dividends paid	-	-	-	(2,091)	-	(2,091)
Repurchase and retirement of common stock under share repurchase plan	(182,562)	-	(1,061)	-	-	(1,061)
Net loss for the year	-	-	-	(20,592)	-	(20,592)
Stock-based compensation	-	-	127	-	-	127
Total other comprehensive income	-	-	-	-	372	372
Balance at December 31, 2017	5,733,587	6	32,100	(18,149)	(39)	13,918

See accompanying Notes to Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017 and 2016

1.
ORGANIZATION AND BASIS OF PRESENTATION

(a)
Organization

Oxbridge Re Holdings Limited (the “Company”) was incorporated as an exempted company on April 4, 2013 under the laws of the Cayman Islands. Oxbridge Re Holdings Limited owns 100% of the equity interest in Oxbridge Reinsurance Limited, an entity incorporated on April 23, 2013 under the laws of the Cayman Islands and for which a Class “C” Insurer’s license was granted on April 29, 2013 under the provisions of the Cayman Islands Insurance Law. Oxbridge Re Holdings Limited also owns 100% of the equity interest in Oxbridge Re NS Ltd., an entity incorporated as an exempted company on December 22, 2017 under the laws of the Cayman Islands to facilitate potential future hedging and investment activities with respect to our reinsurance risks but that does not yet have any operations, assets, or, liabilities as of December 31, 2017. The Company, through its subsidiaries (collectively “Oxbridge Re”) provides collateralized reinsurance in the property catastrophe market and invests in various insurance-linked securities. The Company operates as a single business segment through its wholly-owned subsidiaries. The Company’s headquarters and principal executive offices are located at Strathvale House, 90 North Church Street, Georgetown, Grand Cayman, Cayman Islands, and have their registered offices at P.O. Box 309, Ugland House, Grand Cayman, Cayman Islands.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017 and 2016

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

Investments: The Company’s investments consist of fixed-maturity securities and equity securities and are classified as available-for-sale. The Company’s investments are carried at fair value with changes in fair value included as a separate component of accumulated other comprehensive loss in shareholders’ equity.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017 and 2016

2.
SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts, and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At December 31, 2017 and 2016, the DAC was considered fully recoverable and no premium deficiency loss was recorded.

Property and equipment: Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the years ended December 31, 2017 and 2016, there were no impairments in property and equipment.

Allowance for uncollectible receivables: Management evaluates credit quality by evaluating the exposure to individual counterparties, and, where warranted, management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized as income in the year in which they are determined. At December 31, 2017 and 2016, no receivables were determined to be overdue or impaired and, accordingly, no allowance for uncollectible receivables has been established.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017 and 2016

2.
SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at December 31, 2017 and 2016.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017 and 2016

2.
SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent accounting pronouncements:

Accounting Standards Update No. 2017-09. In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, "Compensation - Stock Compensation
(Topic 718), Scope of Modification Accounting." ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for the Company beginning January 1, 2018. The Company does not anticipate that ASU 2017-09 will have a material impact on its consolidated financial statements and related disclosures.

Accounting Standards Update No. 2016-18. In November 2016, the FASB issued ASU 2016-18, “Statements of Cash Flows - Restricted Cash (Topic 230)” (“ASU 2016-18”). ASU 2016-18 requires restricted cash and cash equivalents to be included with cash and cash equivalents in the consolidated statement of cash flows and disclose the nature of the restrictions on cash and cash equivalents. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company currently separately discloses the restrictions on cash and cash equivalents in Note 3 of the consolidated financial statements and expects to continue these disclosures since ASU 2016-18 does not change the requirement in Regulation S-X (Rule 5-02) to separately disclose cash and cash equivalents that have restrictions on withdrawal or use. The Company currently presents changes in restricted cash and cash equivalents under investing activities in the consolidated statements of cash flows. Upon adoption of ASU 2016-18, the Company will amend the presentation in the consolidated statements of cash flows to include the restricted cash and cash equivalents with cash and cash equivalents in the consolidated statements of cash flows and will retrospectively reclassify all periods presented.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017 and 2016

2.
SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued):

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

Accounting Standards Update No. 2016-01. In January 2016, the FASB issued ASU 2016-01, "Financial Instruments (Subtopic 825-10)," which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. One of the changes is to require certain equity investments to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 is effective for all public entities for reporting periods beginning after December 15, 2017 and interim periods within those fiscal years.  Adopting ASU 2016-01 will have no impact on the Company’s total Shareholders’ Equity as of January 1, 2018 but will result in an increase to Accumulated Deficit of $39 thousand, with a corresponding reduction to Accumulated Other Comprehensive Loss. Subsequent to adoption, ASU 2016-01 is expected to cause increased volatility in the Company’s Consolidated Statements of Income.

The Company has adopted all recently issued accounting pronouncements with effective dates prior to January 1, 2018. There were no adoptions of such accounting pronouncements in 2017 that had a material impact on the Company’s Consolidated Financial Statements. With the possible exceptions of ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, ASU 2016-02, Leases (Topic 842) and ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company does not expect the adoption of all other recently issued accounting pronouncements with effective dates after December 31, 2017 to have a material impact on the Company’s financial statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017 and 2016

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	December 31,
	2017	2016
	(in thousands)
Cash on deposit	$4,052	$6,868
Cash held with custodians	3,711	5,374
Restricted cash held in trust	3,124	23,440

Total	10,887	35,682

Cash an cash equivalents are held by large and reputable counterparties in the United States of America and in the Cayman Islands. Restricted cash held in trust is custodied with Bank of New York Mellon and SunTrust Bank N.A. and is held in accordance with the Company’s trust agreements with the ceding insurers and trustees, which require that the Company provide collateral having a market value greater than or equal to the limit of liability, less unpaid premium.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017 and 2016

4. INVESTMENTS

The Company holds investments in fixed-maturity securities and equity securities that are classified as available for sale. At December 31, 2017 and 2016, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value ($000)
	($ in thousands)
As of December 31, 2017
Fixed-maturity securities
U.S. Treasury and agency securities	$4,450	$-	$(17)	$4,433

Total fixed-maturity securities	4,450	-	(17)	4,433

Mutual funds	400	29	-	429
Preferred stocks	200	-	(1)	199
Common stocks	1,458	12	(62)	1,408

Total equity securities	2,058	41	(63)	2,036

Total available for sale securities	$6,508	$41	$(80)	$6,469

As of December 31, 2016
Fixed-maturity securities
U.S. Treasury and agency securities	$6,060	$28	$(37)	$6,051

Total fixed-maturity securities	6,060	28	(37)	6,051

Mutual funds	400	2	(6)	396
Preferred stocks	687	8	(4)	691
Common stocks	4,256	126	(528)	3,854

Total equity securities	5,343	136	(538)	4,941

Total available for sale securities	$11,403	$164	$(575)	$10,992

At December 31, 2017 and 2016, securities with a fair value of $1,430,000 and $3,502,000, respectively, are held in trust accounts as collateral under reinsurance contracts with the Company’s ceding insurers.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017 and 2016

4.
INVESTMENTS (continued)

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities at December 31, 2017 and 2016 are as follows:

	Amortized Cost	Estimated Fair Value
	($ in thousands)
As of December 31, 2017
Available for sale
Due within one year	$3,007	3,003
Due after one year through five years	1,443	1,430
	$4,450	$4,433

As of December 31, 2016
Available for sale
Due within one year	$2,970	$2,998
Due after one year through five years	3,090	3,053
	$6,060	$6,051

Gross proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the years ended December 31, 2017 and 2016 are as follows:

	Gross proceeds from sales	Gross Realized Gains	Gross Realized Losses
	($ in thousands)
Year ended December 31, 2017
Fixed-maturity securities	$5,538	$30	$(7)
Equity securities	$21,782	$1,422	$(1,583)

Year ended December 31, 2016
Fixed-maturity securities	$119	$8	$-
Equity securities	$12,968	$1,663	$(1,117)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017 and 2016

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

Securities with gross unrealized loss positions at December 31, 2017 and 2016, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve		Twelve Months or
	Months		Greater		Total
	Gross	Estimated	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
As of December 31, 2017	Loss	Value	Loss	Value	Loss	Value
	($ in thousands)		($ in thousands)		($ in thousands)
Fixed maturity securities
U.S. Treasury and agency securities	13	1,428	4	3,003	17	4,431

Total fixed-maturity securities	13	1,428	4	3,003	17	4,431

Equity securities
Preferred stocks	1	199	-	-	1	199
All other common stocks	36	769	26	174	62	943

Total equity securities	37	968	26	174	63	1,142

Total available for sale securities	$50	$2,396	$30	$3,177	$80	$5,573

At December 31, 2017, there were 8 securities in an unrealized loss position of which 2 of these positions had been in an unrealized loss position for 12 months or greater.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017 and 2016

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

The Company believes there were no fundamental issues such as credit losses or other factors with respect to its fixed-maturity securities. It is expected that the securities would not be settled at a price less than the par value of the investments and because the Company has the ability and intent to hold these securities and it is probable that the Company will not be required to sell these securities until a market price recovery or maturity, the Company does not consider any of its fixed-maturity securities to be other-than-temporarily impaired at December 31, 2017 and 2016.

In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost, along with factors including the length of time each security had been in an unrealized loss position, the extent of the decline and the near-term prospect for recovery. Based on management’s evaluation, the Company does not consider any of its equity securities to be other-than-temporarily impaired at December 31, 2017 and 2016.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017 and 2016

4.
INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2017 and 2016:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2017	($ in thousands)
Financial Assets:
Cash and cash equivalents	$7,763	$-	$-	$7,763

Restricted cash and cash equivalents	$3,124	$-	$-	$3,124

Fixed-maturity securities:
U.S. Treasury and agency securities	4,433	-	-	4,433

Total fixed-maturity securities	4,433	-	-	4,433

Mutual funds	429	-	-	429
Preferred stocks	199	-	-	199
All other common stocks	1,408	-	-	1,408

Total equity securities	2,036	-	-	2,036

Total available for sale securities	6,469	-	-	6,469

Total	$17,356	$-	$-	$17,356

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2016	($ in thousands)
Financial Assets:
Cash and cash equivalents	$12,242	$-	$-	$12,242

Restricted cash and cash equivalents	$23,440	$-	$-	$23,440

Fixed-maturity securities:
U.S. Treasury and agency securities	6,051	-	-	6,051

Total fixed-maturity securities	6,051	-	-	6,051

Mutual funds	396	-	-	396
Preferred stocks	691	-	-	691
All other common stocks	3,854	-	-	3,854

Total equity securities	4,941	-	-	4,941

Total available for sale securities	10,992	-	-	10,992

Total	$46,674	$-	$-	$46,674

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017 and 2016

5.
TAXATION

Under current Cayman Islands law, no corporate entity, including the Company and the licensed subsidiary, is obligated to pay taxes in the Cayman Islands on either income or capital gains. The Company and the licensed subsidiary have an undertaking from the Governor-in-Cabinet of the Cayman Islands, pursuant to the provisions of the Tax Concessions Law, as amended, that, in the event that the Cayman Islands enacts any legislation that imposes tax on profits, income, gains or appreciations, or any tax in the nature of estate duty or inheritance tax, such tax will not be applicable to the Company and the licensed subsidiary or their operations, or to the ordinary shares or related obligations, until April 23, 2033 and May 17, 2033, respectively.

The Company and its subsidiaries intend to conduct substantially all of their operations in the Cayman Islands in a manner such that they will not be engaged in a trade or business in the U.S. However, because there is no definitive authority regarding activities that constitute being engaged in a trade or business in the U.S. for federal income tax purposes, the Company cannot assure that the U.S. Internal Revenue Service will not contend, perhaps successfully, that the Company or its subsidiaries is engaged in a trade or business in the U.S. A foreign corporation deemed to be so engaged would be subject to U.S. federal income tax, as well as branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under an applicable tax treaty.

6.
RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table summarizes the Company’s loss and loss adjustment expenses (“LAE”) and the reserve for loss and LAE reserve movements for the years ending December 31, 2017 and 2016.

	December 31,
	2017	2016
	($ in thousands)
Gross balance, beginning of year	$8,702	-
Incurred, net of reinsurance, related to:
Current period	38,401	14,775
Prior period	4,026	-
Total incurred, net of reinsurance	42,427	14,775
Paid, net of reinsurance, related to:
Current period	(36,293)	(6,073)
Prior period	(10,000)	-
Total paid, net of reinsurance	(46,293)	(6,073)
Net balance, end of year	$4,836	8,702
Add: reinsurance recoverable	-	-
Gross balance, end of period	$4,836	8,702

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017 and 2016

6.
RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (continued)

During the year ended December 31, 2017, the Company experienced significant limit losses on all its policies due to the individual and aggregate impact of Hurricanes Harvey, Irma and Maria. Additionally, during 2017 the Company experienced unfavorable loss development of $4,026, which pertain to claims in the 2016 loss year, primarily Hurricane Matthew.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017 and 2016

6.
RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (continued)

The following table discloses information about the Company’s incurred and paid claims development as of December 31, 2017, as well as cumulative claim frequency and the total of incurred-but-not-reporting and expected development on reported claims included within the net incurred claims amounts. A claim is defined as a reported loss from a cedant on an excess-of-loss reinsurance contract arising from a loss event for which the Company records a paid loss or case reserve. The Company operates a single business segment, being property catastrophe reinsurance.

Property Catastrophe Reinsurance
(in thousands)

Incurred Losses and Loss Adjustment Expenses

			As of December 31, 2017
			Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
			(dollars in thousands)
Accident Year	2016	2017
2016	$14,775	$18,801	$1,269	5
2017		$38,401	$25	8
Total		$57,202	$1,294

Cumulative Paid Losses and Loss Adjustment Expenses
For the Years Ended December 31,
(in thousands)
Accident Year	2016	2017
2016	$6,073	$16,073
2017		$36,293
Total		$52,366
Reserve for loss and loss adjustment expenses at December 31, 2017, net of reinsurance		$4,836

During the year ended December 31, 2017, the Company entered into a retrocession arrangement with one rated reinsurer. However, during the year ended December 31, 2017, the Company received full payment from its reinsurer with respect to losses hedged by the Company, and as such, there are no reinsurance recoverables on unpaid claims at December 31, 2017. Therefore, the Company’s gross and net reserve for losses and loss adjustment expenses at December 31, 2017 are both $4,836,000 as recorded on the consolidated balance sheets.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017 and 2016

6.
RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (continued)

The following table shows the historical average annual percentage payout of claims as at December 31, 2017.

	Average Annual Percentage Payout of Incurred Claims by Age
Years	1	2

Property Catastrophe Reinsurance	63.4%	53.2%

7.
EARNINGS PER SHARE

A summary of the numerator and denominator of the basic and diluted (loss) earnings per share is presented below (dollars in thousands except per share amounts):

	Years ended December 31
	2017	2016
Numerator:
Net (loss) earnings	$(20,592)	2,581

Denominator:
Weighted average shares - basic	5,808,354	6,022,985
Effect of dilutive securities - Stock options	-	-
Shares issuable upon conversion of warrants	-	-
Weighted average shares - diluted	5,808,354	6,022,985
Basic (loss) earnings per share	$(3.55)	0.43
Diluted (loss) earnings per share	$(3.55)	0.43

For the years ended December 31, 2017 and 2016, 250,000 options to purchase 250,000 ordinary shares and 215,000 options to purchase 215,000 ordinary shares, respectively, were anti-dilutive as the sum of the proceeds, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary share during the periods presented.

For the years ended December 31, 2017 and 2016, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were not dilutive because the exercise price of $7.50 exceeded the average market price of the Company’s ordinary share during the periods presented.

GAAP requires the Company to use the two-class method in computing basic earnings (loss) per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted earnings per share during periods of net (loss) income.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017 and 2016

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

The fair value of the warrants issued in the initial public offering and initial private placement offering of $1.04 per warrant was determined by the Black-Scholes pricing model using the following assumptions: volatility of 48%, an expected life of 5 years, expected dividend yield of 8% and a risk-free interest rate of 1.69%. There were 8,230,700 warrants outstanding at December 31, 2017 and 2016. No warrants were exercised during the years ended December 31, 2017 and 2016.

The Company declared and paid quarterly cash dividends of $0.12 per ordinary share during the first three quarters of the year ended December 31, 2017, and for each of the quarters during 2016. The total amount of such dividends declared and paid during 2017 and 2016 were approximately $2.1 million and $2.9 million, respectively.

In May 2016, the Company’s Board of Directors authorized a plan to repurchase up to $2,000,000 of the Company’s ordinary shares, inclusive of commissions and fees (the “Share Repurchase Program”). During the year ended December 31, 2017, the Company repurchased and retired a total of 182,562 shares at a weighted-average price per share of $5.77. During the year ended December 31, 2016, the Company repurchased and retired a total of 143,851 shares at a weighted average price per share of $5.16 under this Share Repurchase Program. The total cost of shares repurchased, inclusive of fees and commissions, during the year ended December 31, 2017 and 2016 were $1,061,000 and $742,000, respectively.

The Share Repurchase Program was discontinued effective September 28, 2017. Through September 28, 2017, the Company had repurchased an aggregate of 326,413 shares for an aggregate cost of $1,803,568 under the Share Repurchase Program.

As of December 31, 2017 and 2016, none of the Company’s retained earnings were restricted from payment of dividends to the Company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in its licenced subsidiary, a dividend from the licensed subsidiary would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to CIMA.

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement. See also Note 10.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017 and 2016

9.
SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. At December 31, 2017, there were 690,000 shares available for grant under the Plan.

Stock options

Stock options granted and outstanding under the Plan vests quarterly over four years, and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the years ended December 31, 2017 and 2016 is as follows (option amounts not in thousands):

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intinsic Value ($000)
Outstanding at January 1, 2016	180,000
Granted	35,000	$6.00
Outstanding at December 31, 2016	215,000	$6.00	9 years	$-
Granted	35,000	$6.06
Outstanding at December 31, 2017	250,000	$6.01	7.4 years	$-
Exercisable at December 31, 2017	161,250	$6.01	7.4 years	$-

Compensation expense recognized for the years ended December 31, 2017 and 2016 totaled $39,000 and $31,000, respectively, and is included in general and administrative expenses. At December 31, 2017 and 2016, there was approximately $54,000 and $67,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of seventeen (17) months.

During each of the years ended December 31, 2017 and 2016, 35,000 options were granted with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

	2017	2016
Expected dividend yield	8%	9.6%
Expected volatility	35%	35%
Risk-free interest rate	2.48%	2.03%
Expected life (in years)	10	10
Per share grant date fair value of options issued	$0.73	$0.34

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017 and 2016

9.
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

Information with respect to the activity of unvested restricted stock awards during the years ended December 31, 2017 and 2016 is as follows (share amounts not in thousands):

	Weighted-Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2016	45,000	$5.86
Vested	(15,000)
Nonvested at December 31, 2016	30,000	$5.86

Nonvested at January 1, 2017	30,000	$5.86
Vested	(15,000)
Nonvested at December 31, 2017	15,000	$5.86

Compensation expense recognized for the years ended December 31, 2017 and 2016 totaled $88,000 and is included in general and administrative expenses. At December 31, 2017 and 2016, there was approximately $88,000 and $176,000, respectively, of total unrecognized compensation expense related to non-vested restricted stock granted under the Plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of twelve (12) months.

10.
NET WORTH FOR REGULATORY PURPOSES

The Company’s licensed subsidiary, Oxbridge Reinsurance Limited is subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of its license, the Oxbridge Reinsurance Limited is required to maintain a minimum and prescribed capital requirement of $500 in accordance with its approved business plan filed with CIMA. At December 31, 2017 and 2016, the Oxbridge Reinsurance Limited’s net worth of $2.7 million and $22.9 million, respectively, exceeded the minimum and prescribed capital requirement. For the years ended December 31, 2017 and 2016, the its net (loss) income was approximately ($21) million and $1.2 million, respectively.

Oxbridge Reinsurance Limited is not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between its GAAP capital, surplus and net (loss) income, and its statutory capital, surplus and net (loss) income as of December 31, 2017 and 2016 or for the years then ended.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017 and 2016

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

The Company is exposed to credit risk in relation to counterparties that may default on their obligations to the Company. The amount of counterparty credit risk predominantly relates to premiums receivable, reinsurance recoverable and assets held with counterparties. The Company mitigates its credit risk by using several counterparties which decreases the likelihood of any significant concentration of credit risk with any one counterparty, as well as using reputable and highly rated counterparties. In addition, the Company is exposed to credit risk on fixed-maturity debt instruments to the extent that the debtors may default on their debt obligations.

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

12.
COMMITMENTS AND CONTINGENCIES

The Company has an operating lease for office space located at Strathvale House, 2nd Floor, 90 North Church Street, Grand Cayman, Cayman Islands. The term of the lease is thirty-eight months and commenced on April 17, 2015. Rent expense under this lease for the year ended December 31, 2017 and 2016 was $62,000 and $59,000, respectively, and lease commitments at December 31, 2017 were $32,000.

The Company also had an operating lease for residential space at Britannia Villas #616, Grand Cayman, Cayman Islands that expired on October 31, 2017, and currently runs on a month-to-month basis. Rent expense under this lease for the years ended December 31, 2017 and 2016 was $51,600 each. There are currently no lease commitments under this lease as at December 31, 2017.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017 and 2016

13.
RELATED PARTY TRANSACTIONS

The Company has entered into reinsurance agreements with Claddaugh and HCPCI, both of which are related entities through common directorships. At December 31, 2017 and 2016, included within loss experience refund payable and unearned premiums reserve on the consolidated balance sheets are the following related-party amounts:

	December 31,
	2017	2016
	(in thousands)
Loss experience refund payable	$135	$1,470
Unearned premiums reserve	$2,012	$1,417

During the years ended December 31, 2017 and 2016, included within assumed premiums, change in loss experience refund payable and change in unearned premiums reserve on the consolidated statements of income are the following related-party amounts:

	December 31,
	2017	2016
	(in thousands)
Revenue
Assumed premiums	$3,400	$3,400
Change in loss experience refund payable	$1,335	$(2,520)
Change in unearned premiums reserve	$2,805	$(25)

14.
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	At December 31,
	2017	2016
Leasehold improvements	$21	21
Furniture and Fixtures	38	38
Motor vehicle	21	21
Computer equipment and software	32	26
Total, at cost	112	106
less accumulated depreciation and amortization	(76)	(52)
Property and equipment, net	$36	54

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2017 and 2016

15.
SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements. There were no other events subsequent to December 31, 2017 for which disclosure was required.

SCHEDULE I

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2017

(expressed in thousands of U.S. dollars)
Type of investment	Cost or Amortized Cost	Fair Value	Balance Sheet Value

Fixed-maturity securities
U.S. Treasury and agency securities	$4,450	$4,433	$4,433

Total fixed-maturity securities	4,450	4,433	4,433

Mutual Funds	400	429	429
Preferred stocks	200	199	199
Common stocks	1,458	1,408	1,408

Total equity securities	2,058	2,036	2,036

Total investments	$6,508	$6,469	6,469

SCHEDULE II

OXBRIDGE RE HOLDINGS LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEET - PARENT COMPANY ONLY
(expressed in thousands of U.S. Dollars)

	At December 31,
	2017	2016
Assets

Cash and cash equivalents	4,251	6,360
Investments, available for sale, at fair value	5,039	7,490
Investment in subsidiaries	2,698	22,894
Accrued interest and dividend receivable	35	41
Due from subsidiaries	1,857	439
Prepayment and other receivables	108	89
Property and equipment, net	36	54
Total assets	$14,024	37,367

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and other liabilities	106	204

Shareholders’ equity:
Total shareholders’ equity	13,918	37,163
Total liabilities and shareholders’ equity	$14,024	37,367

SCHEDULE II (continued)

	Years Ended December 31,
	2017	2016
Revenue
Net investment income	$298	413
Net realized investment (losses) gains	(175)	646
Other income	1,644	1,776
Operating expenses	(1,316)	(1,410)
Income before equity in (loss) earnings of subsidiary	451	1,425
Equity in (loss) earnings of subsidiary	(21,043)	1,156

Net (loss) income	$(20,592)	2,581

SCHEDULE II (continued)

OXBRIDGE RE HOLDINGS LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENT OF CASH - PARENT COMPANY ONLY
(expressed in thousands of U.S. Dollars)

	Years Ended December 31,
	2017	2016
Operating activities
Net (loss) income	$(20,592)	2,581
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in (loss) earnings of subsidiary	21,043	(1,156)
Stock-based compensation	127	119
Net amortization of premiums on investments in fixed-maturity securities	84	21
Depreciation	24	21
Net realized investment losses (gains)	175	(646)
Change in operating assets and liabilities:
Accrued interest and dividend receivable	6	(23)
Due from subsidiary	(1,418)	915
Prepayment and other receivables	(19)	(7)
Accounts payable and other liabilities	(98)	29

Net cash (used in) / provided by operating activities	$(668)	1,854

Investing activities
Investment in subsidiary	(3,000)	-
Dividends from subsidiary	2,108	2,880
Purchase of available for sale securities	(18,659)	(13,136)
Proceeds from sale of available for sale securities	21,268	12,857
Purchase of property and equipment	(6)	(11)

Net cash provided by investing activities	$1,711	2,590

Financing activities
Repurchases of common stock under share repurchase plan	(1,061)	(742)
Cash dividends paid	(2,091)	(2,885)

Net cash used in financing activities	$(3,152)	(3,627)

Net change in cash and cash equivalents	(2,109)	817
Cash and cash equivalents at beginning of year	6,360	5,543
Cash and cash equivalents at end of year	$4,251	6,360

SCHEDULE III
OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(expressed in thousands of U.S. dollars)

			Reserves
			for losses
			and loss				Net losses,	Amortization
		Deferred	adjustment	Unearned	Net		and loss	of deferred		Gross
		acquisition	expenses	premiums	premiums	Investment	adjustment	acquisition	Operating	premiums
Year	Segment	costs, net	– gross	– gross	earned	income (loss)	expenses	costs	expenses	written
2017	Property & Casualty	$48	$4,836	$2,012	$23,567	$274	$42,427	$681	$1,325	$18,263
2016	Property & Casualty	$88	$8,702	$3,461	$18,058	$1,004	$14,775	$286	$1,420	$15,065

SCHEDULE IV

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
REINSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016
(expressed in thousands of U.S. dollars)

Year	Segment	Direct Gross Premiums	Premiums ceded to other companies	Premiums assumed from other companies	Net amount	Percentage of amount assumed to net
2017	Property & Casualty	$-	$880	$18,263	$17,383	105%
2016	Property & Casualty	$-	$-	$15,065	$15,065	100%