Form 10-Q
period 2018-03-31
OXBRIDGE RE HOLDINGS Ltd
filed 2018-05-15
CIK 1584831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

[ ]
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
Emerging growth company ☑

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

As of May 11, 2018; 5,733,587 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At March 31, 2018	At December 31, 2017
	(Unaudited)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $4,416 and $4,450, respectively)	$4,396	4,433
Equity securities, available for sale, at fair value (cost of $2,058 in 2017)	-	2,036
Equity securities, at fair value (cost of $1,652 in 2018)	1,462	-
Total investments	5,858	6,469
Cash and cash equivalents	5,222	7,763
Restricted cash and cash equivalents	6,240	3,124
Accrued interest and dividend receivable	31	39
Premiums receivable	3,582	3,798
Deferred policy acquisition costs	40	48
Prepayment and other assets	127	116
Property and equipment, net	30	36
Total assets	$21,130	21,393

Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$4,154	4,836 #
Loss experience refund payable	270	135
Losses payable	376	386
Unearned premiums reserve	1,657	2,012
Accounts payable and other liabilities	938	106
Total liabilities	7,395	7,475

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 5,733,587 shares issued and outstanding)	6	6
Additional paid-in capital	32,131	32,100
Accumulated Deficit	(18,382)	(18,149)
Accumulated other comprehensive loss	(20)	(39)
Total shareholders’ equity	13,735	13,918
Total liabilities and shareholders’ equity	$21,130	21,393

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
 Consolidated Statements of Operation
(Unaudited)
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	Three Months Ended
	March 31,
	2018	2017

Revenue
Assumed premiums	$-	880
Change in loss experience refund payable	(135)	(748)
Change in unearned premiums reserve	355	1,416

Net premiums earned	220	1,548
Net income from derivative instruments	168	-
Net investment income	72	86
Net realized investment (losses) gains	(173)	2
Change in fair value of equity securities	(172)	-

Total revenue	115	1,636

Expenses
Losses and loss adjustment expenses	-	(32)
Policy acquisition costs and underwriting expenses	8	63
General and administrative expenses	318	335

Total expenses	326	366

Net (loss) income	$(211)	1,270

(Loss) Earnings per share
Basic and Diluted	$(0.04)	0.22

Weighted-average shares outstanding
Basic and Diluted	5,733,587	5,891,926

Dividends paid per share	$-	0.12

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
 Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Three Months Ended
	March 31,
	2018	2017

Net (loss) income	$(211)	1,270
Other comprehensive (loss) income:
Change in unrealized loss on investments:
Net unrealized (loss) gain arising during the period	(176)	(41)
Reclassification adjustment for net realized losses (gains) included in net (loss) income	173	(2)

Net change in unrealized loss	(3)	(43)

Total other comprehensive loss	(3)	(43)

Comprehensive (loss) income	$(214)	1,227

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
 Consolidated Statements of Cash Flows
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Three Months Ended
	March 31,
	2018	2017
Operating activities
Net (loss) income	$(211)	1,270
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	31	31
Net amortization of premiums on investments in fixed-maturity securities	7	21
Depreciation and amortization	6	5
Net realized investment losses (gains)	173	(2)
Change in fair value of equity securities	172	-
Change in operating assets and liabilities:
Accrued interest and dividend receivable	8	14
Premiums receivable	216	2,401
Deferred policy acquisition costs	8	20
Prepayment and other receivables	(11)	(13)
Reserve for losses and loss adjustment expenses	(682)	(3,018)
Loss experience refund payable	135	748
Losses payable	(10)	-
Unearned premiums reserve	(355)	(1,417)
Accounts payable and other liabilities	832	(48)

Net cash provided by operating activities	$319	12

Investing activities
Purchase of fixed-maturity securities	(2,973)	(3,987)
Purchase of equity securities	(5,804)	(3,032)
Proceeds from sale of fixed-maturity and equity securities	9,033	3,577

Net cash provided by (used in) investing activities	$256	(3,442)

Financing activities
Repurchases of common stock under share repurchase plan	-	(338)
Dividends paid	-	(705)

Net cash used in financing activities	$-	(1,043)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
 Consolidated Statements of Cash Flows, continued
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Three Months Ended
	March 31,
	2018	2017

Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the period	575	(4,473)
Balance, beginning of period	10,887	35,682

Balance, end of period	$11,462	31,209

Supplemental disclosure of cash flow information
Interest paid	-	-
Income taxes paid	-	-

Non-cash investing activities
Net change in unrealized loss on securities available for sale	(3)	(43)

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
 Three Months Ended March 31, 2018 and 2017
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	Ordinary Share Capital		Additional Paid-in	Accumulated	Accumulated Other	Total Shareholders'
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity

Balance at December 31, 2016	5,916,149	6	33,034	4,534	(411)	37,163
Cash dividends paid	-	-	-	(705)	-	(705)
Repurchase and retirement of common stock under share repurchase plan	(54,277)	-	(338)	-	-	(338)
Net income for the period	-	-	-	1,270	-	1,270
Stock-based compensation	-	-	31	-	-	31
Total other comprehensive loss	-	-	-	-	(43)	(43)
Balance at March 31, 2017	5,861,872	6	32,727	5,099	(454)	37,378

Balance at December 31, 2017	5,733,587	6	32,100	(18,149)	(39)	13,918
Cumulative effect of change in accounting for equity securities as of January 1, 2018	-	-	-	(22)	22	-
Net loss for the period	-	-	-	(211)	-	(211)
Stock-based compensation	-	-	31	-	-	31
Total other comprehensive loss	-	-	-	-	(3)	(3)
Balance at March 31, 2018	5,733,587	6	32,131	(18,382)	(20)	13,735

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018

1.
ORGANIZATION AND BASIS OF PRESENTATION

(a)
Organization

Oxbridge Re Holdings Limited (the “Company”) was incorporated as an exempted company on April 4, 2013 under the laws of the Cayman Islands. Oxbridge Re Holdings Limited owns 100% of the equity interest in Oxbridge Reinsurance Limited, an entity incorporated on April 23, 2013 under the laws of the Cayman Islands and for which a Class “C” Insurer’s license was granted on April 29, 2013 under the provisions of the Cayman Islands Insurance Law. Oxbridge Re Holdings Limited also owns 100% of the equity interest in Oxbridge Re NS Ltd., an entity incorporated as an exempted company on December 22, 2017 under the laws of the Cayman Islands to facilitate potential future hedging and investment activities with respect to our reinsurance risks but that does not yet have any operations, assets, or, liabilities as of March 31, 2018. The Company, through its subsidiaries (collectively “Oxbridge Re”) provides collateralized reinsurance in the property catastrophe market and invests in various insurance-linked securities. The Company operates as a single business segment through its wholly-owned subsidiaries. The Company’s headquarters and principal executive offices are located at Strathvale House, 90 North Church Street, Georgetown, Grand Cayman, Cayman Islands, and have their registered offices at P.O. Box 309, Ugland House, Grand Cayman, Cayman Islands.

The Company’s ordinary shares and warrants are listed on The NASDAQ Capital Market under the symbols “OXBR” and “OXBRW,” respectively.

(b)
Basis of Presentation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of March 31, 2018 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2018. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 included in the Company’s Form 10-K, which was filed with the SEC on March 13, 2018.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018

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

Investments: The Company’s investments consist of fixed-maturity securities and equity securities, and for which its fixed-maturity securities are classified as available-for-sale. The Company’s investments are carried at fair value with changes in fair value included as a separate component of accumulated other comprehensive loss in shareholders’ equity with respect to its fixed-maturity securities. For the Company’s investment in equity securities, the changes in fair value are recorded within the consolidated statements of operations.

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

The Company reviews all fixed-maturity securities for other-than-temporary impairment ("OTTI") on a quarterly basis and more frequently when economic or market conditions warrant such review. When the fair value of any investment is lower than its cost, an assessment is made to see whether the decline is temporary of other-than-temporary. If the decline is determined to be other-than-temporary the investment is written down to fair value and an impairment charge is recognized in income in the period in which the Company makes such determination. For a debt security that the Company does not intend to sell nor is it more likely than not that the Company will be required to sell before recovery of its amortized cost, only the credit loss component is recognized in operations, while impairment related to all other factors is recognized in other comprehensive income. The Company considers various factors in determining whether an individual security is other-than-temporarily impaired (see Note 4).

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018

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

Derivative Financial Instruments

The Company may from time to time enter into underwriting contracts such as industry loss warranty contracts (“ILW”) that are treated as derivatives for GAAP purposes. GAAP requires that an entity recognize all derivatives in the balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in income or comprehensive income The Company’s derivative financial instrument assets are included in prepayments and other assets. Derivative financial instrument liabilities are included in accounts payable and other liabilities.

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts, and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At March 31, 2018, the DAC was considered fully recoverable and no premium deficiency loss was recorded.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018

Property and equipment:  Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the three-month period ended March 31, 2018, there were no impairments in property and equipment.

Allowance for uncollectible receivables: Management evaluates credit quality by evaluating the exposure to individual counterparties; where warranted management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized as income in the year in which they are determined. At March 31, 2018, no receivables were determined to be overdue or impaired and, accordingly, no allowance for uncollectible receivables has been established.

Reserves for losses and loss adjustment expenses: The Company determines its reserves for losses and loss adjustment expenses on the basis of the claims reported by the Company’s ceding insurers and for losses incurred but not reported (“IBNR”), management uses the assistance of an independent actuary. The reserves for losses and loss adjustment expenses represent management’s best estimate of the ultimate settlement costs of all losses and loss adjustment expenses. Management believes that the amounts are adequate; however, the inherent impossibility of predicting future events with precision, results in uncertainty as to the amount which will ultimately be required for the settlement of losses and loss expenses, and the differences could be material. Adjustments are reflected in the consolidated statements of operations in the period in which they are determined.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018

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

Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at March 31, 2018.

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
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018

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

Recent adopted accounting pronouncements:

Accounting Standards Update No. 2016-01. In January 2016, the FASB revised U.S. GAAP with the issuance of Accounting Standards Update 2016-01 (“ASU 2016-01”), Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities to improve the recognition and measurement of financial instruments. The new ASU requires certain investments in equity securities to be measured at fair value with changes in fair value reported in operations and requires changes in instrument-specific credit risk for financial liabilities recorded at fair value under the fair value option to be reported in Other Comprehensive (Loss) Income. The company adopted this ASU on January 1, 2018, and applied it prospectively without prior period amounts restated . As a result of the adoption, $22 thousand of unrealized losses on equity securities was reclassified on January 1, 2018, from accumulated other comprehensive loss to accumulated deficit. Results of operations were impacted as changes in fair value of equity securities are now reported as a separate component in net income (loss) instead of reported in other comprehensive income (loss). As a result of the adoption of this ASU, the first quarter 2018 net loss of $211 thousand in the consolidated statements of operations included $172 thousand from the fair value change of equity securities.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018

Accounting Standards Update No. 2016-18. In November 2016, the FASB revised GAAP, Statement of Cash Flows (Topic 230): Restricted Cash with the issuance of the ASU 2016-18, to reduce diversity in the classification and presentation of changes in restricted cash in the statement of cash flows. The new ASU requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The Company is required to reconcile such total to amounts on the Consolidated Balance Sheets and disclose the nature of the restrictions. The Company adopted this ASU effective January 1, 2018, which only resulted in a change in the presentation of the Consolidated Statements of Cash Flows.

Accounting Standards Update No. 2017-09. In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when to account for a change to the terms or conditions of a share based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The effective date of ASU 2017-09 was for interim and annual reporting periods, beginning after December 15, 2017, and was applied prospectively. The company adopted this ASU effective January 1, 2018, and it did not have a material impact on our company's consolidated financial position, cash flows or results of operations.

Pending Accounting Updates

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
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018

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

Reclassifications: Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At March 31,	At December 31,
	2018	2017
	(in thousands)

Cash on deposit	$701	$4,052
Cash held with custodians	4,521	3,711
Restricted cash held in trust	6,240	3,124

Total	11,462	10,887

Cash and cash equivalents are held by large and reputable counterparties in the United States of America and in the Cayman Islands. Restricted cash held in trust is custodied with SunTrust Bank and is held in accordance with the Company’s trust agreements with the ceding insurers and trustees, which require that the Company provide collateral having a market value greater than or equal to the limit of liability, less unpaid premium.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018

4. INVESTMENTS

The Company holds investments in fixed-maturity securities and equity securities, with its fixed-maturity securities classified as available-for-sale. At March 31, 2018 and December 31, 2017, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value ($000)
	($ in thousands)
As of March 31, 2018
Fixed-maturity securities
U.S. Treasury and agency securities	$4,416	$1	$(21)	$4,396

Total fixed-maturity securities	4,416	1	(21)	4,396

Total available for sale securities	$4,416	$1	$(21)	$4,396

As of December 31, 2017
Fixed-maturity securities
U.S. Treasury and agency securities	$4,450	$-	$(17)	$4,433

Total fixed-maturity securities	4,450	-	(17)	4,433

Mutual funds	400	29	-	429
Preferred stocks	200	-	(1)	199
Common stocks	1,458	12	(62)	1,408

Total equity securities (1)	2,058	41	(63)	2,036

Total available for sale securities	$6,508	$41	$(80)	$6,469

(1) Effective January 1, 2018, the Company adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale. Prior periods have not been restated to conform to the current presentation. See Note 2, Accounting Policies, for additional information.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018

4.
INVESTMENTS (continued)

At March 31, 2018 and December 31, 2017, available-for-sale securities with fair value of $2,413,000 and $1,430,000, respectively, are held in trust accounts as collateral under reinsurance contacts with the Company’s ceding insurers.

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities at March 31, 2018 and December 31, 2017 are as follows:

	Amortized Cost	Estimated Fair Value
	($ in thousands)
As of March 31, 2018
Available for sale
Due within one year	$994	994
Due after one year through five years	3,422	3,402

	$4,416	$4,396

As of December 31, 2017
Available for sale
Due within one year	$3,007	$3,003
Due after one year through five years	1,443	1,430

	$4,450	$4,433

Proceeds received, and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities, and equity securities, for the three months ended March 31, 2018 and 2017 were as follows:

	Gross proceeds from sales	Gross Realized Gains	Gross Realized Losses
	($ in thousands)
Three Months Ended March 31, 2018
Available-for-sale fixed-maturity securities	$3,000	$3	$-

Equity securities	$6,033	$418	$(594)

Three Months Ended March 31, 2017
Available-for-sale fixed-maturity securities	$-	$-	$-

Equity securities	$3,577	$192	$(190)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018

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

Available-for-sale securities with gross unrealized loss positions at March 31, 2018 and December 31, 2017, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
As of March 31, 2018	($ in thousands)		($ in thousands)		($ in thousands)
Fixed maturity securities
U.S. Treasury and agency securities	$21	2,910	-	-	21	2,910

Total fixed-maturity securities	21	2,910	-	-	21	2,910

Total available for sale securities	$21	$2,910	$-	$-	$21	$2,910

At March 31, 2018, there were 4 securities in an unrealized loss position of which none of these positions had been in an unrealized loss position for 12 months or greater.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018

4.
INVESTMENTS (continued)

	Less Than Twelve Months		Twelve Months or Greater		Total
	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
As of December 31, 2017	($ in thousands)		($ in thousands)		($ in thousands)
Fixed maturity securities
U.S. Treasury and agency securities	$13	1,428	4	3,003	17	4,431

Total fixed-maturity securities	13	1,428	4	3,003	17	4,431

Equity securities
Preferred stocks	1	199	-	-	1	199
All other common stocks	36	769	26	174	62	943

Total equity securities	37	968	26	174	63	1,142

Total available for sale securities	$50	$2,396	$30	$3,177	$80	$5,573

At December 31, 2017, there were 8 securities in an unrealized loss position of which 2 of these positions had been in an unrealized loss position for 12 months or greater.

The Company believes there were no fundamental issues such as credit losses or other factors with respect to its fixed-maturity securities. It is expected that the securities would not be settled at a price less than the par value of the investments and because the Company has the ability and intent to hold these securities and it is probable that the Company will not be required to sell these securities until a market price recovery or maturity, the Company does not consider any of its fixed-maturity securities to be other-than-temporarily impaired at March 31, 2018 and December 31, 2017.

In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost, along with factors including the length of time each security had been in an unrealized loss position, the extent of the decline and the near-term prospect for recovery. Based on management’s evaluation, the Company did not consider any of its equity securities to be other-than-temporarily impaired at December 31, 2017. Additionally, upon adoption of ASU 2016-01, changes in fair value of equity securities are now recorded within the consolidation statements of operations, and as such, OTTI considerations are no longer made with respect to equity securities.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018

4.
INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2018 and December 31, 2017:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2018	($ in thousands)
Financial Assets:
Cash and cash equivalents	$5,222	$-	$-	$5,222

Restricted cash and cash equivalents	$6,240	$-	$-	$6,240

Fixed-maturity securities:
U.S. Treasury and agency securities	4,396	-	-	4,396

Total fixed-maturity securities	4,396	-	-	4,396

Mutual funds	563	-	-	563
Preferred stocks	198	-	-	198
All other common stocks	701	-	-	701

Total equity securities	1,462	-	-	1,462

Total securities	5,858	-	-	5,858

Total	$17,320	$-	$-	$17,320

As disclosed in Note 5, the Company is a counterparty to an investment in an industry loss warranty swap. The swap was valued on the basis of models developed by the counterparty, which represent unobservable (Level 3).

There were no transfers between Level 1, Level 2 and Level 3 during the three months ended March 31, 2018.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018

5.  DERIVATIVE INSTRUMENTS

Inward Industry Loss Warranty ("ILW") Swap

In January 2018, the Company entered into an inward ILW swap (the "2018 Inward ILW Swap") with a third-party under which qualifying loss payments are triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured. In return for a fixed payment received of $1 million, the Company is required to make a floating payment in the event of certain losses incurred from specified natural catastrophes in North America, Caribbean, Europe, Japan, Australia, New Zealand and Latin America from January 2018 to December 2018. The Company’s maximum payment obligation under the 2018 Inward ILW Swap is $4 million. During the quarter ending March 31, 2018, the Company was not aware of any industry loss event occurring that would have triggered a payment obligation under the 2018 Inward ILW Swap.

The Inward ILW Swap was valued on the basis of models developed by the counterparty, which represent unobservable (Level 3) inputs. As of March 31, 2018, the fair value of the 2018 Inward ILW Swap was $0.83 million, and was recorded with "accounts payable and other liabilities" on the Company's March 31, 2018 Consolidated Balance Sheet.

During the three months ended March 31, 2018 and 2017, the Company recognized a gain from derivative instruments of $0.17 million and $Nil, respectively, pursuant to the 2018 Inward ILW Swap.

6.  TAXATION

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018

7.  RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table summarizes the Company’s loss and loss adjustment expenses (“LAE”) and the reserve for loss and LAE reserve movements for the three-month periods ending March 31, 2018 and 2017:

	At March 31,	At March 31,
	2018	2017
	(in thousands)

Balance, beginning of period	$4,836	$8,702
Incurred related to:
Current period	-	-
Prior period	-	(32)
Total incurred	-	(32)
Paid related to:
Current period	-	-
Prior period	(682)	(2,986)
Total paid	(682)	(2,986)
Balance, end of period	$4,154	$5,684

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018

The Company’s reserving process is highly dependent on the timing of loss information received from its cedants and related brokers.

8.  EARNINGS PER SHARE

A summary of the numerator and denominator of the basic and diluted (loss) earnings per share is presented below (dollars in thousands except per share amounts):

	Three Months Ended
	March 31,
	2018	2017

Numerator:
Net (loss) earnings	$(211)	1,270

Denominator:
Weighted average shares - basic	5,733,587	5,891,926
Effect of dilutive securities - Stock options	-	-
Shares issuable upon conversion of warrants	-	-
Weighted average shares - diluted	5,733,587	5,891,926
(Loss) Earnings per shares - basic	$(0.04)	0.22
(Loss) Earnings per shares - diluted	$(0.04)	0.22

For the three-month periods ended March 31, 2018 and 2017, options to purchase 250,000 ordinary shares were anti-dilutive as the sum of the proceeds, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary share during the periods presented.

For the three-month periods ended March 31, 2018 and 2017, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were not dilutive because the exercise price of $7.50 exceeded the average market price of the Company’s ordinary share during the periods presented.

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
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018

9.  SHAREHOLDERS’ EQUITY

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

There were 8,230,700 warrants outstanding at March 31, 2018 and 2017. No warrants were exercised during the three-month periods ended March 31, 2018 and 2017.

As of March 31, 2018, none of the Company’s retained earnings were restricted from payment of dividends to the company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in the Subsidiary, a dividend from the Subsidiary would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement. See also Note 11.

10.
SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. At March 31, 2018, there were 690,000 shares available for grant under the Plan.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018

Stock options

The Company accounts for share-based compensation under the fair value recognition provisions of ASC Topic 718 – “Compensation – Stock Compensation.” Stock options granted and outstanding under the Plan vests quarterly over four years, and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three-month periods ended March 31, 2018 and 2017 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2018	250,000	$6.01
Outstanding at March 31, 2018	250,000	$6.01	7.2 years	$-
Exercisable at March 31, 2018	176,875	$6.01	7.2 years	$-
Outstanding at January 1, 2017	215,000	$6.00
Granted	35,000	$6.06
Outstanding at March 31, 2017	250,000	$6.01	8.2 years	$137,500
Exercisable at March 31, 2017	114,375	$6.01	8.2 years	$62,906

Compensation expense recognized for the three-month periods ended March 31, 2018 and 2017 totaled $10,000. Compensation expense is included in general and administrative expenses. At March 31, 2018 and 2017, there was approximately $44,000 and $83,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of fourteen (14) months.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018

No options were granted during the three-month periods ended March 31, 2018. During the three-month periods ended March 31, 2017, 35,000 options were granted with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

2017

Expected dividend yield	8%
Expected volatility	35%
Risk-free interest rate	2.48%
Expected life (in years)	10
Per share grant date fair value of options issued	$0.73

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

Information with respect to the activity of unvested restricted stock awards during the three-month periods ended March 31, 2018 and 2017 is as follows:

	Weighted-Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2018	15,000	$5.86
Vested	(3,750)
Nonvested at March 31, 2018	11,250	$5.86

Nonvested at January 1, 2017	30,000
Vested	(3,750)
Nonvested at March 31, 2017	26,250	$5.86

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018

10.
SHARE-BASED COMPENSATION (continued)

Compensation expense recognized for the three-month periods ended March 31, 2018 and 2017 totaled $22,000 and is included in general and administrative expenses. At March 31, 2018 and 2017, there was approximately $66,000 and $154,000, respectively, of total unrecognized compensation expense related to non-vested restricted stock granted under the Plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of nine (9) months.

11.  NET WORTH FOR REGULATORY PURPOSES

The Subsidiary is subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of its license, the Subsidiary is required to maintain a minimum and prescribed capital requirement of $500 in accordance with the Subsidiary’s approved business plan filed with CIMA. At March 31, 2018, the Subsidiary’s net worth of $5.7 million exceeded the minimum and prescribed capital requirement. For the three-month periods ended March 31, 2018 and 2017, the Subsidiary’s net income was approximately $9 thousand and $1.1 million respectively.

The Subsidiary is not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiary’s GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of March 31, 2018 or for the period then ended.

12. FAIR VALUE AND CERTAIN RISKS AND UNCERTAINTIES

Fair values

With the exception of balances in respect of insurance contracts (which are specifically excluded from fair value disclosures under GAAP) and investment securities and derivative instruments as disclosed in Notes 4 and 5 of these consolidated financial statements, the carrying amounts of all other financial instruments, which consist of cash and cash equivalents, restricted cash and cash equivalents, accrued interest and dividends receivable, premiums receivable and other assets and accounts payable and other liabilities, approximate their fair values due to their short-term nature.

Concentration of underwriting risk

A substantial portion of the Company’s current reinsurance business ultimately relates to the risks of two entities domiciled in Florida in the United States, one of which is under common directorship; accordingly the Company’s underwriting risks are not significantly diversified.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018

Concentrations of Credit and Counterparty Risk

The Company’s derivative instruments are subject to counterparty risk. The Company routinely monitor this risk.

The Company markets retrocessional and reinsurance policies worldwide through its brokers.  Credit risk exists to the extent that any of these brokers may be unable to fulfill their contractual obligations to the Company.  For example, the Company is required to pay amounts owed on claims under policies to brokers, and these brokers, in the Company. In some jurisdictions, if a broker fails to make such a payment, the Company might remain liable to the ceding company for the deficiency. In addition, in certain jurisdictions, when the ceding company pays premiums for these policies to brokers, these premiums are considered to have been paid and the ceding insurer is no longer liable to the Company for those amounts, whether or not the premiums have actually been received.

The Company remains liable for losses it incurs to the extent that any third-party reinsurer is unable or unwilling to make timely payments under reinsurance agreements.  The Company would also be liable in the event that its ceding companies were unable to collect amounts due from underlying third-party reinsurers.

In addition, the Company is exposed to credit risk on fixed-maturity debt instruments to the extent that the debtors may default on their debt obligations.

The Company mitigates its concentrations of credit and counterparty risk by using reputable and several counterparties which decreases the likelihood of any significant concentration of credit risk with any one counterparty. Additionally, the Company invests in fixed-maturity securities that are investment grade or higher.

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

13. COMMITMENTS AND CONTINGENCIES

The Company has an operating lease for office space located at Strathvale House, 2nd Floor, 90 North Church Street, Grand Cayman, Cayman Islands. The term of the lease is thirty-eight months and commenced on April 17, 2015. Rent expense under this lease for the three-month period ended March 31, 2018 was $16,000 and lease commitments at March 31, 2018 were $16,000.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2018

The Company also has an operating lease for residential space at Britannia Villas #616, Grand Cayman, Cayman Islands that currently runs on a month-to-month basis. Rent expense under this lease for the three-month period ended March 31, 2018 was $12,900. There are currently no lease commitments under this lease as at March 31, 2018.

14. RELATED PARTY TRANSACTIONS

The Company has entered into reinsurance agreements with Claddaugh which is a related entity through common directorship. At March 31, 2018 and December 31, 2017, included within loss experience refund payable and unearned premiums reserve on the consolidated balance sheets are the following related-party amounts:

	At March 31, 2018	At December 31, 2017
	(in thousands)
Loss experience refund payable	$270	$135
Unearned premium reserve	$1,657	$2,012

During the three-month period ended March 31, 2018 and 2017, included within assumed premiums, change in loss experience refund payable and change in unearned premiums reserve on the consolidated statements of income are the following related-party amounts:

	Three Months Ended March 31,
	2018	2017
	(in thousands)

Revenue
Change in loss experience refund payable	$(135)	$(630)
Change in unearned premiums reserve	$355	$850

15.  SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements. There were no other events subsequent to March 31, 2018 for which disclosure was required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including in this Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” contained in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2018. We undertake no obligation to publicly update or revise any forward -looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward -looking statements which speak only to the dates on which they were made.

GENERAL

The following is a discussion and analysis of our results of operations for the three-month periods ended March 31, 2018 and 2017 and our financial condition as of March 31, 2018 and December 31, 2017. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2018. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS Ltd., unless the context dictates otherwise.

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

PRINCIPAL REVENUE AND EXPENSE ITEMS

Revenues

We derive our revenues from two principal sources:

● premiums assumed from reinsurance on property and casualty business; and

● income from investments, including Industry Loss Warranties

Premiums assumed include all premiums received by a reinsurance company during a specified accounting period, even if the policy provides coverage beyond the end of the period. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in the unearned premiums reserve and are realized as revenue in subsequent periods over the remaining term of the policy. Our policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2018, typically one-half of the premiums will be earned in 2018 and the other half will be earned during 2019. However, in the event of limit losses on our policies, premium recognition will be accelerated to match losses incurred in the period, when there is no possibility of any future treaty-year losses under the contracts.

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

Industry Loss Warranties

The Company may buy and sell industry loss warranties as a way to access certain risks. An industry loss warranty is a financial instrument designed to protect insurers or reinsurers from severe losses due to natural and man-made catastrophes and can take the form of either an insurance contract or a swap agreement. Under both forms, a premium is paid at the inception of the contract and, in return, a payout is made if a catastrophic event causes loss to the insurance industry in excess of a predetermined trigger amount. Industry loss warranties may also be triggered by other parametric measurements defined in the contract such as observed wind speeds, measured seismic activity or other factors. Industry loss warranties in the form of an insurance contract (also referred to as the "indemnity form") are typically dual-trigger instruments and, in addition to requiring a loss to the industry, require that the buyer of the protection actually suffer a loss from the triggering event. The Company may buy and sell industry loss warranties in the form of an insurance contract or in the form of a derivative contract.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three-month period ended March 31, 2018 and 2017 (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2018	2017

Revenue
Assumed premiums	$-	880
Change in loss experience refund payable	(135)	(748)
Change in unearned premiums reserve	355	1,416

Net premiums earned	220	1,548
Net income from derivative instruments	168	-
Net investment income	72	86
Net realized investment (losses) gains	(173)	2
Change in fair value of equity securities	(172)	-

Total revenue	115	1,636

Expenses
Losses and loss adjustment expenses	-	(32)
Policy acquisition costs and underwriting expenses	8	63
General and administrative expenses	318	335

Total expenses	326	366

Net (loss) income	$(211)	1,270

(Loss) Earnings per share
Basic and Diluted	$(0.04)	0.22

Dividends paid per share	$-	0.12

Performance ratios to net premiums earned:
Loss ratio	0.0%	-2.1%
Acquisition cost ratio	3.6%	4.1%
Expense ratio	84.0%	25.7%
Combined ratio	84.0%	23.6%

General. Net loss for the quarter ended March 31, 2018 was $211 thousand, or ($0.04) per basic and diluted share, compared to a net income of $1.3 million, or $0.22 per basic and diluted share, for the quarter ended March 31, 2017. The significant decrease is primarily due to lower net premiums earned resulting from decreased capital deployed and previous acceleration of premium recognition in prior quarters, as well as recognition of unrealized losses on equity securities due to the mandatory adoption of ASU 2016-01 as disclosed in Note 2 to the consolidated financial statements.

Premium Income. Net premiums earned typically reflects the pro rata inclusion into income of premiums assumed (net of loss experience refund) over the life of the reinsurance contracts.

Net premiums earned for the quarter ended March 31, 2018 decreased $1.3 million, to $220 thousand, from $1.5 million for the quarter ended March 31, 2017. The decrease is wholly due to the previous acceleration of premium recognition due to full limit losses being incurred on all of our reinsurance contracts during the quarter ended September 30, 2017. Hence, the current quarter premiums earned only reflects premium income on one multi-year contract.

Losses Incurred. Losses incurred for the quarter ended March 31, 2018 decreased $32 thousand, to $Nil, from $32 thousand, for the quarter ended March 31, 2017. The decrease is wholly due to the fact that neither any losses nor adverse loss development occurred during the quarter ending March 31, 2018, compared with nominal loss and loss adjustment expenses during the same quarter of the prior fiscal year.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs and underwriting expenses for the quarter ended March 31, 2018 decreased $55 thousand, to $8 thousand from $63 thousand for the quarter ended March 31, 2017. The decrease is due wholly due to the previous acceleration of premium recognition, as mentioned above, and the resulting acceleration of policy acquisition costs. Hence, the current quarter policy acquisition costs only reflect expenses on one multi-year contract.

General and Administrative Expenses. General and administrative expenses for the quarter ended March 31, 2018 decreased $17 thousand, to $318 thousand, from $335 thousand for the quarter ended March 31, 2018. The decrease is not considered material and represents fluctuation in general and administrative expenses between the quarters represented.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio increased from (2.1%) for the quarter ended March 31, 2017 to 0% for the quarter ended March 31, 2018. The increase is due to the nominal loss and loss adjustment expenses incurred in the prior period quarter, compared to no loss and loss adjustment expenses in the quarter ended March 31, 2018.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio decreased from 4.1% for the quarter ended March 31, 2017 to 3.6% for the quarter ended March 31, 2018. The decrease is due to the overall lower weighted-average acquisition costs on reinsurance contracts in force during the three-month period ended March 31, 2018, compared with three-month period ended March 31, 2017.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and other administrative expenses to net premiums earned. In addition, the expense ratio includes any gain or loss resulting from deposit accounted contracts as well as any amortized cost of weather derivative swaps entered into as part of our underwriting activities. We use the expense ratio to measure our operating performance. The expense ratio increased from 25.7% for the three-month period ended March 31, 2017 to 84% for the three-month period ended March 31, 2018. The increase is due wholly to a lower denominator in net premiums earned and net income from derivative instruments as recorded during the three-month period ended March 31, 2018, when compared with the three-month period ended March 31, 2017.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, we are not underwriting profitably and may not be profitable. The combined ratio increased from 23.6% for the three-month period ended March 31, 2017 to 84% for the three-month period ended March 31, 2018. The increase in the combined ratio is due wholly to a lower denominator in net premiums earned and net income from derivative instruments as recorded during the three-month period ended March 31, 2018, when compared with the three-month period ended March 31, 2017.

FINANCIAL CONDITION – MARCH 31, 2018 COMPARED TO DECEMBER 31, 2017

Restricted Cash and Cash Equivalents. As of March 31, 2018, our restricted cash and cash equivalents increased by $3.1 million, or 100%, to $6.2 million, from $3.1 million as of December 31, 2017. The increase is the net result of premium receipts and collateral deposits during the quarter ended March 31, 2018.

Investments. As of March 31, 2018, our fixed-maturity and equity securities decreased by $611 thousand, or 9%, to $5.8 million, from $6.5 million as of December 31, 2017. The decrease is primarily a result of net sales of fixed-maturity and equity securities during the three-month period ended March 31, 2018.

Premiums Receivable. As of March 31, 2018, our premiums receivable decreased by approximately $216 thousand, or 6%, to $3.6 million, from $3.8 million as of December 31, 2017. The decrease is due to the receipt of premium installments during the three-month period ended March 31, 2018.

Loss Experience Refund Payable. As of March 31, 2018, our loss experience refund payable increased by $135 thousand, or 100%, to $270 thousand, from $135 thousand at December 31, 2017. The increase is wholly due to the pro-rated recognition of the liability under one of our multi-year reinsurance contracts, which obligates us to refund premiums in the event there were no significant losses during the three-month period ended March 31, 2018. The balance at March 31, 2018 represents a pro-rated estimate of loss refund that would be payable at May 31, 2019 under one of our contracts, should no future losses be incurred under such contract.

Reserve for losses and loss adjustment expenses. As of March 31, 2018, our reserve for losses and loss adjustment expenses decreased by $682 thousand, or 14%, to $4.1 million, from $4.8 million at December 31, 2017. The decrease is wholly due to the settlement of losses on weather-related events occurring in previous quarters for which the Company has set up appropriate reserves.

Accounts payable and other liabilities. As of March 31, 2018, accounts payable and other liabilities increased by $832 thousand, or 785%, to $938 thousand, from $106 thousand at December 31, 2017. The increase is wholly due to the recognition of the Company’s liability under its 2018 Inward ILW Swap agreement as disclosed in Note 5 to the consolidated financial statements.

Unearned Premiums Reserve. As of March 31, 2018, our unearned premiums reserve decreased by $355 thousand, or 18%, to $1.7 million, from $2 million at December 31, 2017. The decrease is due wholly to the recognition of premium income on in-force reinsurance contracts during the three-month period ended March 31, 2018.

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

As of March 31, 2018, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no plans to issue debt and expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited is subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for Oxbridge Reinsurance Limited is $500. As of March 31, 2018, Oxbridge Reinsurance Limited exceeded the minimum required. By law, Oxbridge Reinsurance Limited is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

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

Cash Flows

Our cash flows from operating, investing and financing activities for the three-month periods ended March 31, 2018 and 2017 are summarized below.

Cash Flows for the Three months ended March 31, 2018 (in thousands)

Net cash provided by operating activities for the three months ended March 31, 2018 totaled $319 thousand, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and net loss payments. Net cash provided by investing activities of $256 thousand was primarily due to the net sales of fixed-maturity and equity securities. Net cash used in financing activities totaled $Nil.

Cash Flows for the Three months ended March 31, 2017 (in thousands)

Net cash provided by operating activities for the three months ended March 31, 2017 totaled $12 thousand, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses. Net cash used in investing activities of $3,442 was primarily due to the net purchases of available-for-sale securities. Net cash used in financing activities totaled $1,043 representing net cash dividend payments and cash used to repurchase ordinary shares under the Company’s share repurchase plan.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

As of March 31, 2018, our best estimate for reserves for loss and loss adjustment expenses was $4.2 million, with IBNR representing approximately 29% of such reserves.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.
Legal Proceedings

We are not currently involved in any litigation or arbitration. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

Item 1A.
Risk Factors

There have been no material changes to the risk factors previously disclosed in the section entitled “Risk Factors” in our Form 10-K, which was filed with the Securities and Exchange Commission on March 13, 2018.

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

101
The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: May 15, 2018	By:	/s/ JAY MADHU
Jay Madhu
Chief Executive Officer and President (Principal Executive Officer)

Date: May 15, 2018	By:	/s/ WRENDON TIMOTHY
Wrendon Timothy
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)