Form 10-Q
period 2018-09-30
OXBRIDGE RE HOLDINGS Ltd
filed 2018-11-13
CIK 1584831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ X No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ X No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2018; 5,733,587 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At September 30, 2018	At December 31, 2017
	(Unaudited)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $4,784 and $4,450, respectively)	$4,764	4,433
Equity securities, available for sale, at fair value (cost of $2,058 in 2017)	-	2,036
Equity securities, at fair value (cost of $5 in 2018)	5	-
Total investments	4,769	6,469
Cash and cash equivalents	8,238	7,763
Restricted cash and cash equivalents	3,910	3,124
Accrued interest and dividend receivable	36	39
Premiums receivable	2,080	3,798
Deferred policy acquisition costs	191	48
Prepayment and other assets	71	116
Property and equipment, net	22	36
Total assets	$19,317	21,393

Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$167	4,836 #
Loss experience refund payable	-	135
Losses payable	-	386
Notes payable to Series 2018-1 noteholders	2,000	-
Unearned premiums reserve	1,740	2,012
Accounts payable and other liabilities	695	106
Total liabilities	4,602	7,475

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 5,733,587 shares issued and outstanding)	6	6
Additional paid-in capital	32,194	32,100
Accumulated Deficit	(17,465)	(18,149)
Accumulated other comprehensive loss	(20)	(39)
Total shareholders’ equity	14,715	13,918
Total liabilities and shareholders’ equity	$19,317	21,393

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
 Consolidated Statements of Operations
(Unaudited)
(expressed in thousands of U.S. Dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue
Assumed premiums	47	-	2,627	18,256
Premiums ceded	-	(733)	-	(880)
Change in loss experience refund payable	-	2,730	(225)	1,470
Change in unearned premiums reserve	653	17,309	(1,148)	4,494

Net premiums earned	700	19,306	1,254	23,340
Net income from derivative instruments	397	-	773	-
Net investment and other income	100	128	280	341
Net realized investment losses	(61)	(104)	(237)	(56)
Change in fair value of equity securities	118	-	22	-

Total revenue	1,254	19,330	2,092	23,625

Expenses
Losses and loss adjustment expenses	-	41,400	-	42,427
Net loss on commutation	-	-	8	-
Policy acquisition costs and underwriting expenses	63	514	101	672
General and administrative expenses	305	370	981	1,094

Total expenses	368	42,284	1,090	44,193

Income (loss) before (income) attributable to Series 2018-1 noteholders	$886	(22,954)	1,002	(20,568)

(Income) attributable to Series 2018-1 noteholders	(234)	-	(296)	-

Net income (loss)	652	(22,954)	706	(20,568)

Earnings (loss) per share
Basic and Diluted	$0.11	(3.97)	0.12	(3.53)

Dividends paid per share	$-	0.12	-	0.36

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
 Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net income (loss)	$652	(22,954)	706	(20,568)
Other comprehensive income (loss):
Change in unrealized loss on investments:
Unrealized (loss) gain arising during the period	1	185	(3)	325
Reclassification adjustment for net realized losses (gains) included in net (loss) income	-	104	-	56

Net change in unrealized loss	1	289	(3)	381

Total other comprehensive income (loss)	1	289	(3)	381

Comprehensive income (loss)	$653	(22,665)	703	(20,187)

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
 Consolidated Statements of Cash Flows
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities
Net income (loss)	$706	(20,568)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	94	95
Net amortization of premiums on investments in fixed-maturity securities	7	63
Depreciation and amortization	14	18
Net realized investment losses	237	56
Change in fair value of equity securities	(22)	-
Change in operating assets and liabilities:
Accrued interest and dividend receivable	3	5
Premiums receivable	1,718	151
Reinsurance recoverable	-	(4,000)
Deferred policy acquisition costs	(143)	31
Prepayment and other assets	45	1
Reserve for losses and loss adjustment expenses	(4,669)	16,056
Loss experience refund payable	(135)	(1,470)
Losses payable	(386)	-
Unearned premiums reserve	(272)	(1,094)
Accounts payable and other liabilities	589	(33)

Net cash used in operating activities	$(2,214)	(10,689)

Investing activities
Purchase of fixed-maturity securities	(4,902)	(3,987)
Purchase of equity securities	(5,804)	(12,751)
Proceeds from sale of fixed-maturity and equity securities	12,181	19,147
Purchase of property and equipment	-	(6)

Net cash provided by investing activities	$1,475	2,403

Financing activities
Proceeds on issuance of notes payable to Series 2018-1 noteholders	2,000	-
Repurchases of common stock under share repurchase plan	-	(1,061)
Dividends paid	-	(2,091)

Net cash provided by (used in) financing activities	$2,000	(3,152)
	(continued)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
 Consolidated Statements of Cash Flows, continued
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Nine Months Ended
	September 30,
	2018	2017

Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the period	1,261	(11,438)
Balance, beginning of period	10,887	35,682

Balance, end of period	$12,148	24,244

Supplemental disclosure of cash flow information
Interest paid	-	-
Income taxes paid	-	-

Non-cash investing activities
Net change in unrealized loss on securities available for sale	(3)	381

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
 Nine Months Ended September 30, 2018 and 2017
(expressed in thousands of U.S. Dollars, except share amounts)

	Ordinary Share Capital		Additional Paid-in	Retained Earnings /	Accumulated Other	Total Shareholders'
	Shares	Amount	Capital	Accumulated Deficit	Comprehensive Loss	Equity

Balance at December 31, 2016	5,916,149	$6	$33,034	$4,534	$(411)	$37,163
Cash dividends paid	-	-	-	(2,091)	-	(2,091)
Repurchase and retirement of common stock under share repurchase plan	(182,562)	-	(1,061)	-	-	(1,061)
Net loss for the period	-	-	-	(20,568)	-	(20,568)
Stock-based compensation	-	-	95	-	-	95
Total other comprehensive income	-	-	-	-	381	381
Balance at September 30, 2017	5,733,587	6	32,068	(18,125)	(30)	13,919

Balance at December 31, 2017	5,733,587	6	32,100	(18,149)	(39)	13,918
Cumulative effect of change in accounting for equity securities as of January 1, 2018	-	-	-	(22)	22	-
Net income for the period	-	-	-	706	-	706
Stock-based compensation	-	-	94	-	-	94
Total other comprehensive loss	-	-	-	-	(3)	(3)
Balance at September 30, 2018	5,733,587	$6	$32,194	$(17,465)	$(20)	$14,715

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018

1.
ORGANIZATION AND BASIS OF PRESENTATION

(a)
Organization

Oxbridge Re Holdings Limited (the “Company”) was incorporated as an exempted company on April 4, 2013 under the laws of the Cayman Islands. Oxbridge Re Holdings Limited owns 100% of the equity interest in Oxbridge Reinsurance Limited, an exempted entity incorporated on April 23, 2013 under the laws of the Cayman Islands and for which a Class “C” Insurer’s license was granted on April 29, 2013 under the provisions of the Cayman Islands Insurance Law. Oxbridge Re Holdings Limited also owns 100% of the equity interest in Oxbridge Re NS, an entity incorporated as an exempted company on December 22, 2017 under the laws of the Cayman Islands to function as a reinsurance sidecar facility and to increase the underwriting capacity of Oxbridge Reinsurance Limited. The Company, through its subsidiaries (collectively “Oxbridge Re”) provides collateralized reinsurance in the property catastrophe market and invests in various insurance-linked securities. The Company operates as a single business segment through its wholly-owned subsidiaries. The Company’s headquarters and principal executive offices are located at Strathvale House, 90 North Church Street, Georgetown, Grand Cayman, Cayman Islands, and have their registered offices at P.O. Box 309, Ugland House, Grand Cayman, Cayman Islands.

The Company’s ordinary shares and warrants are listed on The NASDAQ Capital Market under the symbols “OXBR” and “OXBRW,” respectively.

(b)
Basis of Presentation and Consolidation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2018 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2018. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 included in the Company’s Form 10-K, which was filed with the SEC on March 13, 2018.

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
September 30, 2018

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

2.
SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents: Cash and cash equivalents are comprised of cash and short- term investments with original maturities of three months or less.

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
September 30, 2018

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

Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. For fixed maturity securities, inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics, broker quotes for similar securities and other factors. The fair value of investments in stocks and exchange-traded funds is based on the last traded price. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Company’s investment custodians. The investment custodians consider observable data to be market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant markets. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument.

Derivative Financial Instruments: The Company may from time to time enter into underwriting contracts such as industry loss warranty contracts (“ILW”) that are treated as derivatives for GAAP purposes. GAAP requires that an entity recognize all derivatives in the consolidated balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in operations or comprehensive (loss) income. The Company’s derivative financial instrument assets are included in prepayments and other assets. Derivative financial instrument liabilities are included in accounts payable and other liabilities.

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At September 30, 2018, the DAC was considered fully recoverable and no premium deficiency loss was recorded.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018

Property and equipment:  Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the three and nine-month period ended September 30, 2018 and 2017, there were no impairments in property and equipment.

Allowance for uncollectible receivables: Management evaluates credit quality by evaluating the exposure to individual counterparties; where warranted management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized as income in the year in which they are determined. At September 30, 2018, no receivables were determined to be overdue or impaired and, accordingly, no allowance for uncollectible receivables has been established.

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
September 30, 2018

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

Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at September 30, 2018.

Earnings (Loss) per share: Basic earnings (loss) per share has been computed on the basis of the weighted-average number of ordinary shares outstanding during the periods presented. Diluted earnings (loss) per share is computed based on the weighted-average number of ordinary shares outstanding and reflects the assumed exercise or conversion of diluted securities, such as stock options and warrants, computed using the treasury stock method.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018

Stock-Based Compensation: The Company accounts for stock-based compensation under the fair value recognition provisions of GAAP which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors, including stock options and restricted stock issuances based on estimated fair values. The Company measures compensation for restricted stock based on the price of the Company’s ordinary shares at the grant date. Determining the fair value of stock options at the grant date requires significant estimation and judgment. The Company uses an option-pricing model (Black-Scholes option pricing model) to assist in the calculation of fair value for stock options. The Company's shares have not been publicly traded for a sufficient length of time to solely use the Company's performance to reasonably estimate the expected volatility. Therefore, when estimating the expected volatility, the Company takes into consideration the historical volatility of similar entities. The Company considers factors such as an entity's industry, stage of life cycle, size and financial leverage when selecting similar entities. The Company uses a sample peer group of companies in the reinsurance industry as well as the Company’s own historical volatility in determining the expected volatility. Additionally, the Company uses the full life of the options, ten years, as the estimated term of the options, and has assumed no forfeitures during the life of the options.

The Company uses the straight-line attribution method for all grants that include only a service condition. Compensation expense related to all awards is included in general and administrative expenses.

Recent adopted accounting pronouncements:
Accounting Standards Update No. 2016-01. In January 2016, the FASB revised GAAP with the issuance of Accounting Standards Update 2016-01 (“ASU 2016-01”), Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities to improve the recognition and measurement of financial instruments. The new ASU requires certain investments in equity securities to be measured at fair value with changes in fair value reported in operations and requires changes in instrument-specific credit risk for financial liabilities recorded at fair value under the fair value option to be reported in Other Comprehensive income (loss). The company adopted this ASU on January 1, 2018, and applied it prospectively without prior period amounts restated. As a result of the adoption, $22 thousand of unrealized losses on equity securities was reclassified on January 1, 2018, from accumulated other comprehensive loss to accumulated deficit. Results of operations were impacted as changes in fair value of equity securities are now reported as a separate component in net income (loss) instead of reported in other comprehensive income (loss).

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018

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

Accounting Standards Update No. 2016-13. In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends the guidance on reporting credits losses and affects loans, debt securities, trade receivables, reinsurance recoverable and other financial assets that have the contractual right to receive cash. The amendments are effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for any organization for annual periods beginning after December 15, 2018 and interim periods within those annual periods. The Company is in the process of evaluating the impact of the requirements of ASU 2016-13 on the Company’s consolidated financial statements and anticipates implementing ASU 2016-13 during the first quarter of fiscal year 2020.

Accounting Standards Update No. 2018-07. In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The ASU is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. The ASU expands the scope of Topic 718. Compensation Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity-Equity-Based payments to Non-Employees. The ASU is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company is currently evaluating the impact of the ASU, if any, on its consolidated financial statements.

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

Reclassifications: Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At September 30,	At December 31,
	2018	2017
	(in thousands)

Cash on deposit	$699	$4,052
Cash held with custodians	7,539	3,711
Restricted cash held in trust	3,910	3,124

Total	12,148	10,887

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018

4. INVESTMENTS

The Company holds investments in fixed-maturity securities and equity securities, with its fixed-maturity securities classified as available-for-sale. At September 30, 2018 and December 31, 2017, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value ($000)
	($ in thousands)
As of September 30, 2018
Fixed-maturity securities
U.S. Treasury and agency securities	$4,784	$4	$(24)	$4,764

Total fixed-maturity securities	4,784	4	(24)	4,764

Total available for sale securities	$4,784	$4	$(24)	$4,764

As of December 31, 2017
Fixed-maturity securities
U.S. Treasury and agency securities	$4,450	$-	$(17)	$4,433

Total fixed-maturity securities	4,450	-	(17)	4,433

Mutual funds	400	29	-	429
Preferred stocks	200	-	(1)	199
Common stocks	1,458	12	(62)	1,408

Total equity securities (1)	2,058	41	(63)	2,036

Total available for sale securities	$6,508	$41	$(80)	$6,469

(1) Effective January 1, 2018, the Company adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale. Prior periods have not been restated to conform to the current presentation. See Note 2, Accounting Policies, for additional information.

At September 30, 2018 and December 31, 2017, available-for-sale securities with fair value of $4,395,000 and $1,430,000, respectively, are held in trust accounts as collateral under reinsurance contacts with the Company’s ceding insurers.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018

4.
INVESTMENTS (continued)

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities at September 30, 2018 and December 31, 2017 are as follows:

	Amortized Cost	Estimated Fair Value
	($ in thousands)
As of September 30, 2018
Available for sale
Due within one year	$2,355	2,358
Due after one year through five years	2,429	2,406

	$4,784	$4,764

As of December 31, 2017
Available for sale
Due within one year	$3,007	$3,003
Due after one year through five years	1,443	1,430

	$4,450	$4,433

Proceeds received, and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities, and equity securities, for the three months and nine months ended September 30, 2018 and 2017 were as follows:

	Gross proceeds from sales	Gross Realized Gains	Gross Realized Losses
	($ in thousands)
Three Months Ended September 30, 2018
Available-for-sale fixed-maturity securities	$1,565	$3	$-

Equity securities	$1,583	$57	$(121)

Nine Months Ended September 30, 2018
Available-for-sale fixed-maturity securities	$4,565	$3	$-

Equity securities	$7,616	$475	$(715)

Three Months Ended September 30, 2017
Available-for-sale fixed-maturity securities	$3,000	$30	$-

Equity securities	$6,470	$380	$(514)

Nine Months Ended September 30, 2017
Available-for-sale fixed-maturity securities	$3,000	$30	$-

Equity securities	$16,147	$1,112	$(1,198)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018

4.
INVESTMENTS (continued)

The Company regularly reviews its individual investment securities for OTTI. The Company considers various factors in determining whether each individual debt security is other-than-temporarily impaired, including:

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

Available-for-sale securities with gross unrealized loss positions at September 30, 2018 and December 31, 2017, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
As of September 30, 2018	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
	($ in thousands)		($ in thousands)		($ in thousands)

Fixed maturity securities
U.S. Treasury and agency securities	$24	3,398	-	-	24	3,398

Total fixed-maturity securities	24	3,398	-	-	24	3,398

Total available for sale securities	$24	$3,398	$-	$-	$24	$3,398

At September 30, 2018, there were 5 securities in an unrealized loss position of which none of these positions had been in an unrealized loss position for 12 months or greater.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018

4.
INVESTMENTS (continued)

	Less Than Twelve Months		Twelve Months or Greater		Total
As of December 31, 2017	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
	($ in thousands)		($ in thousands)		($ in thousands)
Fixed maturity securities
U.S. Treasury and agency securities	$13	1,428	4	3,003	17	4,431

Total fixed-maturity securities	13	1,428	4	3,003	17	4,431

Equity securities
Preferred stocks	1	199	-	-	1	199
All other common stocks	36	769	26	174	62	943

Total equity securities	37	968	26	174	63	1,142

Total available for sale securities	$50	$2,396	$30	$3,177	$80	$5,573

At December 31, 2017, there were 8 securities in an unrealized loss position of which 2 of these positions had been in an unrealized loss position for 12 months or greater.

The Company believes there were no fundamental issues such as credit losses or other factors with respect to its fixed-maturity securities. It is expected that the securities would not be settled at a price less than the par value of the investments and because the Company has the ability and intent to hold these securities and it is probable that the Company will not be required to sell these securities until a market price recovery or maturity, the Company does not consider any of its fixed-maturity securities to be other-than-temporarily impaired at September 30, 2018 and December 31, 2017.

In determining whether equity securities are other than temporarily impaired, the Company considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost, along with factors including the length of time each security had been in an unrealized loss position, the extent of the decline and the near-term prospect for recovery. Based on management’s evaluation, the Company did not consider any of its equity securities to be other-than-temporarily impaired at December 31, 2017. Additionally, upon adoption of ASU 2016-01 on January 1, 2018, changes in fair value of equity securities are now recorded within the consolidation statements of operations, and as such, OTTI considerations are no longer made with respect to equity securities.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018

4.
INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2018 and December 31, 2017:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2018	($ in thousands)
Financial Assets:
Cash and cash equivalents	$8,238	$-	$-	$8,238

Restricted cash and cash equivalents	$3,910	$-	$-	$3,910

Total fixed-maturity securities	4,764	-	-	4,764

Total equity securities	5	-	-	5

Total securities	4,769	-	-	4,769

Total	$16,917	$-	$-	$16,917

As disclosed in Note 5, the Company is a counterparty to an investment in an industry loss warranty swap. The swap was valued on the basis of models developed by the counterparty, which represent unobservable (Level 3).

There were no transfers between Levels 1, 2 and 3 during the three and nine months ended September 30, 2018 and 2017.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018

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

5.  DERIVATIVE INSTRUMENTS

Inward Industry Loss Warranty ("ILW") Swap

In January 2018, the Company entered into an inward ILW swap (the "2018 Inward ILW Swap") with a third-party under which qualifying loss payments are triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured. In return for a fixed payment received of $1 million, the Company is required to make a floating payment in the event of certain losses incurred from specified natural catastrophes in North America, Caribbean, Europe, Japan, Australia, New Zealand and Latin America from January 2018 to December 2018. The Company’s maximum payment obligation under the 2018 Inward ILW Swap is $4 million. During the quarter ending September 30, 2018, the Company was not aware of any industry loss event occurring that would have triggered a payment obligation under the 2018 Inward ILW Swap.

The Inward ILW Swap was valued on the basis of models developed by the counterparty, which represent unobservable (Level 3) inputs. As of September 30, 2018, the fair value of the 2018 Inward ILW Swap was $0.2 million, and was recorded with "accounts payable and other liabilities" on the Company's September 30, 2018 Consolidated Balance Sheet.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018

5.  DERIVATIVE INSTRUMENTS (continued)

Inward Industry Loss Warranty ("ILW") Swap

During the three and nine months ended September 30, 2018, the Company recognized a gain from derivative instruments of $0.4 million and $0.8 million, respectively, pursuant to the 2018 Inward ILW Swap.

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
September 30, 2018

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

Upon issuance of a series of participating notes by Oxbridge Re NS, all of the proceeds from the issuance are deposited into collateral accounts, to fund any potential obligation under the reinsurance agreements entered into with Oxbridge Reinsurance Limited underlying such series of notes. The outstanding principal amount of each series of notes generally is expected to be returned to holders of such notes upon the expiration of the risk period underlying such notes, unless an event occurs which causes a loss under the applicable series of notes, in which case the amount returned is expected to be reduced by such noteholder's pro rata share of such loss, as specified in the applicable governing documents of such notes. In addition, holders of such notes are generally entitled to interest payments, payable annually, as determined by the applicable governing documents of each series of notes. Oxbridge Re Holdings Limited receives an origination and structuring fee in connection with the formation, operation and management of Oxbridge Re NS.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018

7. VARIABLE INTEREST ENTITIES (continued)

Notes Payable to Series 2018-1 noteholders

Oxbridge Re NS issued $2 million of participating notes on June 1, 2018, all of which were issued to third parties and which provides quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. The operations of Oxbridge Re NS commenced on June 1, 2018. The participating notes are due to mature on June 1, 2021. None of the participating notes were redeemed during the three and nine month periods ending September 30, 2018.

The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the three and nine months ended September 30, 2018 were $234,000 and $296,000 respectively, and are included within accounts payable and other liabilities as at September 30, 2018.

As noted in Note 16 to these consolidated financial statements, Hurricane Michael made landfall on October 10, 2018. The effect of Hurricane Michael will cause loss of principal of approximately $1.1 million to the Series 2018-1 noteholders, and loss of income of $232,000 attributable to the Series 2018-01 noteholders.

8.  RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table summarizes the Company’s loss and loss adjustment expenses (“LAE”) and the reserve for loss and LAE reserve movements for the three and nine-month periods ending September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	($ in thousands)		($ in thousands)

Balance, beginning of period	$167	3,043	$4,836	8,702
Incurred related to:
Current period	-	38,401	-	38,401
Prior period 1	-	2,999	(1,012)	4,026
Total incurred	-	41,400	(1,012)	42,427
Paid related to:
Current period	-	(21,500)	-	(21,500)
Prior period	-	(2,185)	(3,657)	(8,871)
Total paid	-	(23,685)	(3,657)	(30,371)
Net balance, end of period	$167	20,758	$167	20,758
Add: reinsurance recoverable	-	4,000	-	4,000
Gross balance, end of period	$167	24,758	$167	24,758

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
September 30, 2018

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

1   During the nine-month period ending September 30, 2018, the Company entered into final commutation agreements with two (2) cedants under which the Company’s liabilities were commuted at an agreed-upon fixed price. The Company recognized a net loss on commutation of $8,000 which is presented as a separate line item in the Consolidated Statement of Operations. Included in the net loss on commutation is favorable loss development of $1,012 thousand on one of the commuted contracts.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018

9.  EARNINGS (LOSS) PER SHARE

A summary of the numerator and denominator of the basic and diluted earnings (loss) per share is presented below (dollars in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net earnings (loss)	$652	(22,954)	$706	(20,568)

Denominator:
Weighted average shares - basic	5,733,587	5,777,119	5,733,587	5,833,621
Effect of dilutive securities - Stock options	-	-	-	-
Shares issuable upon conversion of warrants	-	-	-	-
Weighted average shares - diluted	5,733,587	5,777,119	5,733,587	5,833,621
Earnings (loss) per shares - basic	$0.11	(3.97)	$0.12	(3.53)
Earnings (loss) per shares - diluted	$0.11	(3.97)	$0.12	(3.53)

For the three and nine-month periods ended September 30, 2018 and 2017, options to purchase 250,000 ordinary shares were anti-dilutive as the sum of the proceeds, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary share during the periods presented.

For the three and nine-month periods ended September 30, 2018 and 2017, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive because the exercise price of $7.50 exceeded the average market price of the Company’s ordinary share during the periods presented.

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
September 30, 2018

10.  SHAREHOLDERS’ EQUITY

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

There were 8,230,700 warrants outstanding at September 30, 2018 and 2017. No warrants were exercised during the three and nine-month periods ended September 30, 2018 and 2017.

As of September 30, 2018, none of the Company’s retained earnings were restricted from payment of dividends to the company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in its subsidiaries, a dividend from the subsidiaries would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement. See also Note 12.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018

11. SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. At September 30, 2018, there were 690,000 shares available for grant under the Plan.

Stock options

The Company accounts for share-based compensation under the fair value recognition provisions of ASC Topic 718 – “Compensation – Stock Compensation.” Stock options granted and outstanding under the Plan vests quarterly over four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three and nine-month periods ended September 30, 2018 and 2017 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2018	250,000	$6.01
Outstanding at March 31, 2018	250,000	$6.01	7.2 years	$-
Outstanding at June 30, 2018	250,000	$6.01	6.9 years	$-
Outstanding at September 30, 2018	250,000	$6.01	6.7 years	$-
Exercisable at September 30, 2018	208,125	$6.01	6.7 years	$-

Outstanding at January 1, 2017	215,000	$6.00
Granted	35,000	$6.06
Outstanding at March 31, 2017	250,000	$6.01	8.2 years	$137,500
Outstanding at June 30, 2017	250,000	$6.01	7.9 years	$-
Outstanding at September 30, 2017	250,000	$6.01	7.7 years	$-
Exercisable at September 30, 2017	145,625	$6.01	7.7 years	$-

Compensation expense recognized for the three-month periods ended September 30, 2018 and 2017 totaled $9,000, and for the nine-month periods ended September 30, 2018 and 2017 totaled $29,000. Compensation expense is included in general and administrative expenses. At September 30, 2018 and 2017, there was approximately $25,000 and $63,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of eight (8) months.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018

11.
SHARE-BASED COMPENSATION (continued)

No options were granted during the three and nine-month periods ended September 30, 2018. During the three and nine-month periods ended September 30, 2017, 35,000 options were granted with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018

11.
SHARE-BASED COMPENSATION (continued)

Information with respect to the activity of unvested restricted stock awards during the three and nine-month periods ended September 30, 2018 and 2017 is as follows:

	Weighted-Number of Restricted Stock Awards	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2018	15,000	$5.86
Vested	(3,750)
Nonvested at March 31, 2018	11,250	$5.86

Vested	(3,750)
Nonvested at June 30, 2018	7,500	$5.86

Vested	(3,750)
Nonvested at September 30, 2018	3,750	$5.86

Nonvested at January 1, 2017	30,000	$5.86
Vested	(3,750)
Nonvested at March 31, 2017	26,250	$5.86

Vested	(3,750)
Nonvested at June 30, 2017	22,500	$5.86

Vested	(3,750)
Nonvested at September 30, 2017	18,750	$5.86

Compensation expense recognized for the three-month periods ended September 30, 2018 and 2017 totaled $22,000, and for the nine-month periods ended September 30, 2018 and 2017 totaled $65,000 and $66,000, respectively, and is included in general and administrative expenses. At September 30, 2018 and 2017, there was approximately $22,000 and $110,000, respectively, of total unrecognized compensation expense related to non-vested restricted stock granted under the Plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of three (3) months.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018

12.  NET WORTH FOR REGULATORY PURPOSES

The subsidiaries are subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of their respective licenses, Oxbridge Reinsurance Limited and Oxbridge Re NS are required to maintain a minimum and prescribed capital requirement of $500 in accordance with the relevant subsidiary’s approved business plan filed with CIMA.

At September 30, 2018, the Oxbridge Reinsurance Limited’s net worth of $6.1 million exceeded the minimum and prescribed capital requirement. For the three and nine-month periods ended September 30, 2018, the Subsidiary’s net income was approximately $406 thousand and $424 thousand respectively.

At September 30, 2018, the Oxbridge Re NS’ net worth of $88 thousand exceeded the minimum and prescribed capital requirement. For the three and nine-month periods ended September 30, 2018, the Subsidiary’s net income was approximately $69 thousand and $87 thousand respectively.

The Subsidiaries are not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiaries' GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of September 30, 2018 or for the period then ended.

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
September 30, 2018

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2018

14. COMMITMENTS AND CONTINGENCIES

The Company has an operating lease for office space located at Strathvale House, 2nd Floor, 90 North Church Street, Grand Cayman, Cayman Islands. The term of the lease is thirty-eight months and commenced on April 17, 2015. The lease currently runs on a month-to-month basis. Rent expense under this lease for the three and nine-month periods ended September 30, 2018 were $16,000 and $48,000, respectively. There are currently no lease commitments as at September 30, 2018.

The Company also has an operating lease for residential space at Britannia Villas #616, Grand Cayman, Cayman Islands that currently runs on a month-to-month basis. Rent expense under this lease for the three and nine-month periods ended September 30, 2018 were $12,900 and $38,700, respectively. There are currently no lease commitments under this lease as at September 30, 2018.

15. RELATED PARTY TRANSACTIONS

The Company had entered into reinsurance agreements with Claddaugh, which is a related entity through common directorship. At September 30, 2018 and December 31, 2017, included within loss experience refund payable and unearned premiums reserve on the consolidated balance sheets are the following related-party amounts:

	At September 30, 2018	At December 31, 2017

	(in thousands)

Loss experience refund payable	$-	$135
Unearned premiums reserve	$-	$2,012

During the three and nine-month periods ended September 30, 2018 and 2017, included within assumed premiums, change in loss experience refund payable and change in unearned premiums reserve on the consolidated statements of income are the following related-party amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)			(in thousands)
Revenue
Assumed premiums	-	-	-	3,400
Change in loss experience refund payable	-	2,730	(225)	1,470
Change in unearned premiums reserve	-	4,150	592	2,450

16.  SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements. Hurricane Michael, the most powerful storm to hit Florida Panhandle on record, made landfall on October 10, 2018. Preliminary information indicates that this storm has caused significant losses within the insurance industry generally. The Company has suffered a net loss to its capital and earnings, after taking into consideration its quota-share arrangement through its reinsurance sidecar, of approximately $3.1 million or ($0.54) per basic and diluted share. As such, the Company’s book value per share will be reduced from $2.57 per basic and diluted share at September 30, 2018, to $2.03 per basic and diluted share, as a result of the loss suffered due to Hurricane Michael.

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

GENERAL

The following is a discussion and analysis of our results of operations for the three and nine-month periods ended September 30, 2018 and 2017 and our financial condition as of September 30, 2018 and December 31, 2017. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2018. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, unless the context dictates otherwise.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three and nine-month period ended September 30, 2018 and 2017 (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)

Revenue
Assumed premiums	$47	-	2,627	18,256
Premiums ceded	-	(733)	-	(880)
Change in loss experience refund payable	-	2,730	(225)	1,470
Change in unearned premiums reserve	653	17,309	(1,148)	4,494

Net premiums earned	700	19,306	1,254	23,340
Net income from derivative instruments	397	-	773	-
Net investment and other income	100	128	280	341
Net realized investment losses	(61)	(104)	(237)	(56)
Change in fair value of equity securities	118	-	22	-

Total revenue	1,254	19,330	2,092	23,625

Expenses
Losses and loss adjustment expenses	-	41,400	-	42,427
Net loss on commutation	-	-	8	-
Policy acquisition costs and underwriting expenses	63	514	101	672
General and administrative expenses	305	370	981	1,094

Total expenses	368	42,284	1,090	44,193

Income (loss) before (income) attributable to Series 2018-1 noteholders	$886	(22,954)	1,002	(20,568)

(Income) attributable to Series 2018-1 noteholders	(234)	-	(296)	-

Net income (loss)	652	(22,954)	706	(20,568)

Earnings (loss) per share
Basic and Diluted	$0.11	(3.97)	0.12	(3.53)

Dividends paid per share	$-	0.12	-	0.36

Performance ratios to net premiums earned:
Loss ratio	0.0%	214.4%	0.0%	181.8%
Acquisition cost ratio	9.0%	2.7%	8.1%	2.9%
Expense ratio	33.5%	4.6%	53.8%	7.6%
Combined ratio	33.5%	219.0%	53.8%	189.3%

General. Net income for the quarter ended September 30, 2018 was $652 thousand, or $0.11 per basic and diluted share, compared to a net loss of ($23 million), or ($3.97) per basic and diluted share, for the quarter ended September 30, 2017. The significant increase is wholly due to the triggering during the third quarter of 2017 of limit losses on all our reinsurance contracts, due to the individual and collective impact of Hurricane Harvey, Hurricane Irma and Hurricane Maria on our book of business, compared with no catastrophic losses during third quarter of 2018.

Net income for the nine months ended September 30, 2018 was $706 thousand, or $0.12 per basic and diluted share, compared to a net loss of ($21 million), or ($3.53) per basic and diluted share, for the nine months ended September 30, 2017. The significant increase is wholly due to the triggering during the nine months ended September 30, 2017 of limit losses on all our reinsurance contracts, due to the individual and collective impact of Hurricane Harvey, Hurricane Irma and Hurricane Maria on our book of business, compared with no catastrophic losses during the nine months ended September 30, 2018.

Premium Income. Net premiums earned typically reflects the pro rata inclusion into income of premiums assumed (net of loss experience refund) over the life of the reinsurance contracts.

Net premiums earned for the quarter ended September 30, 2018 decreased $18.6 million, to $700 thousand, from $19.3 million for the quarter ended September 30, 2017. The decrease is primarily due to the previous acceleration of premium recognition due to full limit losses being incurred on all of our reinsurance contracts during the quarter ended September 30, 2017, as well as significantly lower capital deployed during the third quarter of 2018, when compared to the same quarter of the prior fiscal year.

 Net premiums earned for the nine months ended September 30, 2018 decreased $22 million, to $1.3 million, from $23.3 million for the nine months ended September 30, 2017. The decrease is primarily due to the previous acceleration of premium recognition due to full limit losses being incurred on all of our reinsurance contracts during the nine months ended September 30, 2017, as well as significantly lower capital deployed during the first nine months of 2018, when compared to the same period of the prior fiscal year.

Losses Incurred. No losses were incurred for the quarter ended September 30, 2018, a decrease of $41 million from the quarter ended September 30, 2017. The decrease is wholly due to the fact that neither any losses nor adverse loss development occurred during the quarter ending September 30, 2018, compared with nominal loss and loss adjustment expenses during the same quarter of the prior fiscal year.

No losses were incurred for the nine months ended September 30, 2018 a decrease of $42 million, from the nine months ended September 30, 2017. The decrease is wholly due to the fact that neither any losses nor adverse loss development occurred during the nine months ending September 30, 2018, compared with nominal loss and loss adjustment expenses during the same period of the prior fiscal year.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs and underwriting expenses for the quarter ended September 30, 2018 decreased $451 thousand, to $63 thousand from $514 thousand for the quarter ended September 30, 2017. The decrease is due wholly due to the previous acceleration of premium recognition, as mentioned above, and the resulting acceleration of policy acquisition costs during the quarter ended September 30, 2017, compared with normal amortization of policy acquisition costs during the current quarter.

Policy acquisition costs and underwriting expenses for the nine-month period ended September 30, 2018 decreased $571 thousand, to $101 thousand from $672 thousand for the nine-month period ended September 30, 2017. The decrease is due wholly due to the previous acceleration of premium recognition, as mentioned above, and the resulting acceleration of policy acquisition costs during the nine months ended September 30, 2017, compared with normal amortization of policy acquisition costs during the nine months ended September 30, 2018.

 General and Administrative Expenses. General and administrative expenses for the quarter ended September 30, 2018 decreased $54 thousand, to $305 thousand, from $370 thousand for the quarter ended September 30, 2017. The decrease is caused primarily by zero director fees and lower consultancy fees during the current quarter, when compared with previous quarter, as well as minor fluctuation in general and administrative expenses between the quarters represented.

General and administrative expenses for the nine-month period ended September 30, 2018 decreased $113 thousand, to $981 thousand, from $1,094 thousand for the nine months ended September 30, 2017. The decrease is caused primarily by zero director fees and lower consultancy fees during the current quarter, when compared with previous quarter, as well as minor fluctuation in general and administrative expenses between the quarters represented.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio decreased from 214.4% for the quarter ended September 30, 2017 to 0% for the quarter ended September 30, 2018. The decrease is due to the significant loss and loss adjustment expenses incurred in the prior period quarter due to limit losses on all then active contracts, compared to no loss and loss adjustment expenses in the quarter ended September 30, 2018.

The loss ratio decreased from 181.8% for the nine-month period ended September 30, 2017 to 0% for the nine-month period September 30, 2018. The decrease is due to the significant loss and loss adjustment expenses incurred in the prior nine-month period due to limit losses on all then active contracts, compared to no loss and loss adjustment expenses in the nine months ended September 30, 2018.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio increased from 2.7% for the quarter ended September 30, 2017 to 9% for the quarter ended September 30, 2018. The increase is due to the overall higher weighted-average acquisition costs on reinsurance contracts in force during the three-month period ended September 30, 2018, compared with three-month period ended September 30, 2017.

The acquisition cost ratio increased from 2.9% for the nine-month period ended September 30, 2017 to 8.1% for the nine-month period ended September 30, 2018. The increase is due to the overall higher weighted-average acquisition costs on reinsurance contracts in force during the nine-month period ended September 30, 2018, compared with nine-month period ended September 30, 2017.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and other administrative expenses to net premiums earned. In addition, the expense ratio includes any gain or loss resulting from deposit accounted contracts as well as any amortized cost of weather derivative swaps entered into as part of our underwriting activities. We use the expense ratio to measure our operating performance. The expense ratio increased from 4.6% for the three-month period ended September 30, 2017 to 33.5% for the three-month period ended September 30, 2018. The increase is due primarily to a lower denominator in net premiums earned and net income from derivative instruments as recorded during the three-month period ended September 30, 2018, when compared with the three-month period ended September 30, 2017.

The expense ratio increased from 7.6% for the nine-month period ended September 30, 2017 to 53.8% for the nine-month period ended September 30, 2018. The increase is due primarily to a lower denominator in net premiums earned and net income from derivative instruments as recorded during the nine-month period ended September 30, 2018, when compared with the nine-month period ended September 30, 2017.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, we are not underwriting profitably and may not be profitable. The combined ratio decreased from 219% for the three-month period ended September 30, 2017 to 33.5% for the three-month period ended September 30, 2018. The decrease in the combined ratio is wholly due to lower loss ratio during the three-month period ended September 30, 2018, when compared with the quarter ended September 30, 2017.

The combined ratio decreased from 189.3% for the nine-month period ended September 30, 2017 to 53.8% for the nine-month period ended September 30, 2018. The decrease in the combined ratio is wholly due to a lower loss ratio during the nine-month period ended September 30, 2018, when compared with the nine-month period ended September 30, 2017.

FINANCIAL CONDITION – SEPTEMBER 30, 2018 COMPARED TO DECEMBER 31, 2017

Restricted Cash and Cash Equivalents. As of September 30, 2018, our restricted cash and cash equivalents increased by $800 thousand, or 26%, to $3.9 million, from $3.1 million as of December 31, 2017. The increase is the net result of premium receipts and collateral deposits during the nine months ended September 30, 2018.

Investments. As of September 30, 2018, our fixed-maturity and equity securities decreased by $1.7 million, or 26%, to $4.8 million, from $6.5 million as of December 31, 2017. The decrease is primarily a result of net sales of fixed-maturity and equity securities during the nine-month period ended September 30, 2018.

Premiums Receivable. As of September 30, 2018, our premiums receivable decreased by approximately $1.7 million, or 45%, to $2.1 million, from $3.8 million as of December 31, 2017. The decrease is due to the net receipt of premium installments during the nine-month period ended September 30, 2018.

Loss Experience Refund Payable. As of September 30, 2018, our loss experience refund payable decreased to $Nil, from $135 thousand at December 31, 2017. The decrease is wholly due to the commutation of our multi-year retrospectively-rated contracts that included this element of loss experience refunds. Such amounts were zeroed out upon commutation effective June 1, 2018.

Reserve for losses and loss adjustment expenses. As of September 30, 2018, our reserve for losses and loss adjustment expenses decreased by $4.7 million, or 97%, to $167 thousand, from $4.8 million at December 31, 2017. The decrease is wholly due to the settlement of losses on weather-related events occurring in previous quarters for which the Company has set up appropriate reserves, as well as final commutation on our multi-year retrospectively-rated contracts.

 Notes Payable. As of September 30, 2018, our notes payable increased to $2 million, from $Nil at December 31, 2017. The increase is wholly due to the issuance of $2 million of our Series 2018-1 participating notes by our reinsurance sidecar subsidiary, Oxbridge Re NS.

Accounts payable and other liabilities. As of September 30, 2018, accounts payable and other liabilities increased by $589 thousand, or 556%, to $695 thousand, from $106 thousand at December 31, 2017. The increase is primarily due to the recognition of the Company’s liability under its 2018 Inward ILW Swap agreement as disclosed in Note 5 to the consolidated financial statements.

Unearned Premiums Reserve. As of September 30, 2018, our unearned premiums reserve decreased by $300 thousand, or 15%, to $1.7 million, from $2 million at December 31, 2017. The decrease is due wholly to the recognition of premium income on in-force reinsurance contracts during the nine-month period ended September 30, 2018, coupled with the successful placement of reinsurance contracts for the treaty year effective June 1, 2018.

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

As of September 30, 2018, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. During the quarter ending June 30, 2018, we issued participating notes through our reinsurance sidecar subsidiary, Oxbridge Re NS. We have no current plans to issue further debt, other than through additional participating notes and we expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, its subsidiaries Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for each subsidiary is $500. As of September 30, 2018, each subsidiary exceeded the minimum required. By law, each subsidiary is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

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

Cash Flows

Our cash flows from operating, investing and financing activities for the nine-month periods ended September 30, 2018 and 2017 are summarized below.

Cash Flows for the Nine months ended September 30, 2018 (in thousands)

Net cash used in operating activities for the nine months ended September 30, 2018 totaled $2,214, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and net loss payments. Net cash provided by investing activities of $1,475 was primarily due to the net proceeds from sale of equity and available-for-sale securities. Net cash provided by financing activities totaled $2,000 representing net proceeds on issuance of Series 2018-1 participating notes.

Cash Flows for the Nine months ended September 30, 2017 (in thousands)

Net cash used in operating activities for the nine months ended September 30, 2017 totaled $10,689, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses. Net cash provided by investing activities of $2,403 was primarily due to the net proceeds from sale of available-for-sale securities. Net cash used in financing activities totaled $3,152 representing net cash dividend payments and cash used to repurchase ordinary shares under the Company’s share repurchase plan.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

As of September 30, 2018, our best estimate for reserves for loss and loss adjustment expenses was $167,000, with IBNR representing approximately 48% of such reserves.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: November 13, 2018	By:	/s/ JAY MADHU
Jay Madhu
Chief Executive Officer and President(Principal Executive Officer)

Date: November 13, 2018	By:	/s/ WRENDON TIMOTHY
Wrendon Timothy
Chief Financial Officer and Secretary(Principal Financial Officer and PrincipalAccounting Officer)