Form 10-K
period 2018-12-31
OXBRIDGE RE HOLDINGS Ltd
filed 2019-03-19
CIK 1584831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From ________ To ________

Commission File Number 1-36346

OXBRIDGE RE HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1150254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 201, 42 Edward Street, Georgetown P.O. Box 469 Grand Cayman, Cayman Islands	KY1-9006
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (345) 749-7570

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Ordinary Shares, par value $0.001 (USD) per share	The NASDAQ Capital Market
Warrants	The NASDAQ Capital Market

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
Emerging growth company X	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $8,317,416 (based upon the quoted closing sale price per share of the registrant’s ordinary shares on The NASDAQ Capital Market) on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2018). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of June 30, 2018 were affiliates.

As of March 19, 2019, 5,733,587 ordinary shares, par value $0.001 (USD) per share, were outstanding.

Documents Incorporated by Reference:

Portions of the Company’s proxy statement to be filed with the Securities and Exchange Commission relating to the 2019 Annual Meeting of Shareholders will be incorporated by reference into Part III of this Annual Report on Form 10-K.

OXBRIDGE RE HOLDINGS LIMITED

Index to Annual Report on Form 10-K

Year Ended December 31, 2018

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Unless the context dictates otherwise, references to “we,” “us,” “our,” “our company,” or “the Company” in this Annual Report on Form 10-K refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS.

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

PART I

ITEM 1    BUSINESS

Overview

We are a Cayman Islands specialty property and casualty reinsurer that provides reinsurance solutions through our subsidiaries, Oxbridge Reinsurance Limited and Oxbridge RE NS. We focus on underwriting fully-collateralized reinsurance contracts primarily for property and casualty insurance companies in the Gulf Coast region of the United States, as well as globally through industry loss warranty (“ILW”) contracts. We specialize in underwriting medium frequency, high severity risks, where we believe sufficient data exists to analyze effectively the risk/return profile of reinsurance contracts. We were organized in April 2013 as an exempted company under the laws of the Cayman Islands.

We underwrite reinsurance contracts on a selective and opportunistic basis as opportunities arise based on our goal of achieving favorable long-term returns on equity for our shareholders. Our goal is to achieve long-term growth in book value per share by writing business that generates attractive underwriting profits relative to the risk we bear. Unlike other insurance and reinsurance companies, we do not intend to pursue an aggressive investment strategy and instead will focus our business on underwriting profits rather than investment profits. However, we intend to complement our underwriting profits with investment profits on an opportunistic basis. Our primary business focus is on fully collateralized reinsurance contracts for property catastrophes, primarily in the Gulf Coast region of the United States. Within that market and risk category, we attempt to select the most economically attractive opportunities across a variety of property and casualty insurers. As we attempt to grow our capital base, we expect that we will consider growth opportunities in other geographic areas and risk categories.

Our level of profitability is primarily determined by how adequately our premiums assumed and investment income cover our costs and expenses, which consist primarily of acquisition costs and other underwriting expenses, claim payments and general and administrative expenses. One factor leading to variation in our operational results is the timing and magnitude of any follow-on offerings we undertake (if any), and issuance of participating notes to third-party investors, as we would be able to deploy new capital to collateralize new reinsurance treaties and consequently, earn additional premium revenue. In addition, our results of operations may be seasonal in that hurricanes and other tropical storms typically occur during the period from June 1 through November 30. Further, our results of operations may be subject to significant variations due to factors affecting the property and casualty insurance industry in general, which include competition, legislation, regulation, general economic conditions, judicial trends, and fluctuations in interest rates and other changes in the investment environment.

Because we employ an opportunistic underwriting and investment philosophy, period-to-period comparisons of our underwriting results may not be meaningful. In addition, our historical investment results may not necessarily be indicative of future performance. Due to the nature of our reinsurance and investment strategies, our operating results will likely fluctuate from period to period.

We organized our Oxbridge Re NS subsidiary in December 22, 2017 to function as a reinsurance sidecar which increases the underwriting capacity of Oxbridge Reinsurance Limited. Oxbridge Re NS commenced operations on June 1, 2018 and issued participating notes to third party investors, the proceeds of which was utilized to collateralize a quota-share of Oxbridge Reinsurance Limited's reinsurance obligations.

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

●
Take Advantage of Market Opportunities. Although our business is initially focused on catastrophe coverage for Gulf Coast insurers and globally through ILW’s, we intend to continuously evaluate various market opportunities in which our business may be strategically or financially expanded or enhanced in the future. Such opportunities could take the form of further diversifying our business into other geographic or market areas, could include quota share reinsurance contracts, joint ventures, renewal rights transactions, corporate acquisitions of other insurers or reinsurers, or the formation of insurance or reinsurance platforms in new markets

We believe the environment in the reinsurance and insurance markets will continue to produce opportunities for us, either through organic expansion, through acquisitions, or a combination of both.

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

The bulk of our portfolio of risks is assumed pursuant to traditional reinsurance contracts. However, from time to time we take underwriting risk by purchasing a catastrophe-linked bond, or via a transaction booked as an industry loss warranty (as described below) or an indemnity swap. An indemnity swap is an agreement which provides for the exchange between two parties of different portfolios of catastrophe exposure with similar expected loss characteristics (for example, U.S. earthquake exposure for Asian earthquake exposure).

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

Investment Strategy

Our company’s business focus is primarily on underwriting profit. However, we remain opportunistic with respect to investment income, and intend to increase shareholder value through supplemental investment income when favorable opportunities are available. The Company, from time to time, and dependent upon favorable investment conditions and our investment guidelines, may invest in real estate and other ventures that has the potential to increase shareholder value.

Currently, most of our company’s capital is held in trust accounts that collateralize the reinsurance policies that we write. The investment parameters for capital held in such trust accounts is generally established by the cedant for the relevant policy. Our current investments are held in cash, fixed-maturity securities and equity securities.

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

Upon receipt, claims notices are recorded within our underwriting, financial and claims systems. When we are notified of insured losses or discover potential losses as part of our claims’ audits, we record a case reserve as appropriate for the estimated amount of the exposure at that time. The estimate reflects the judgment of management based on general reserving practices, the experience and knowledge of the Manager regarding the nature of the specific claim and, where appropriate, advice of outside counsel. Reserves are also established to provide for the estimated expense of settling claims, including legal and other fees and the general expenses of administering the claims adjustment process.

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

Our competitors include Third Point Reinsurance Ltd., Blue Capital Reinsurance Holdings Ltd., ACE Ltd., Everest Re, General Re Corporation, Hannover Re Group, Munich Reinsurance Company, Partner Re Ltd., Swiss Reinsurance Company, Transatlantic Reinsurance Company, Berkshire Hathaway, PartnerRe Ltd, Aeolus, and Nephila. Although we seek to provide coverage where capacity and alternatives are limited, we directly compete with these larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business. We also compete with smaller companies and other niche reinsurers from time to time.

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

Regulation and Capital Requirements

Our wholly-owned subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, holds a Class C Insurer’s License issued in accordance with the terms of the Insurance Law (as revised) of the Cayman Islands (the “Law”), and is subject to regulation by the Cayman Islands Monetary Authority (“CIMA”), in terms of the Law. As the holder of a Class C Insurer’s License, Oxbridge Reinsurance Limited and Oxbridge Re NS are permitted to undertake insurance business approved by CIMA.

Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action. Pursuant to The Insurance (Capital and Solvency) (Classes B, C and D Insurers) Regulations, 2012 (the “Capital and Solvency Regulations”) published under the Law, Oxbridge Reinsurance Limited and Oxbridge Re NS are required to maintain the statutory minimum capital requirement (as defined under the Capital and Solvency Regulations) of $500 and prescribed capital requirement (as defined under the Capital and Solvency Regulations) of $500, and a minimum margin of solvency equal to or in excess of the total prescribed capital requirement. Any failure to meet the applicable requirements or minimum statutory capital requirements could subject us to further examination or corrective action by CIMA, including restrictions on dividend payments, limitations on our writing of additional business or engaging in finance activities, supervision or liquidation.

CIMA may at any time direct Oxbridge Reinsurance Limited and Oxbridge Re NS, in relation to a policy, a line of business or the entire business, to cease or refrain from committing an act or pursing a course of conduct and to perform such acts as in the opinion of CIMA are necessary to remedy or ameliorate the situation. See the discussion in “Risk Factors” under the heading “Any suspension or revocation of our reinsurance license would materially impact our ability to do business and implement our business strategy” for more information.

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

We may continue to derive a substantial portion of our business from HCI Group subsidiaries during our first few years of operation. Jay Madhu, our Chief Executive Officer and Chairman of our Board of Directors, is also a member of the board of directors of HCI Group and a former executive officer of HCI Group. Because of this business relationships, various conflicts of interest could arise with respect to business opportunities that could be advantageous to HCI Group or its subsidiaries, on the one hand, and us or any of our subsidiaries, on the other hand. Moreover, because of this relationship, HCI Group may have the ability to otherwise significantly influence certain business decisions by us, including our writing of future policies. This relationship and potential conflict of interest could also result in contracts between us and HCI Group and/or its subsidiaries that are less favorable to us than contracts that could be negotiated with other third parties.

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

The property and casualty reinsurance market may be affected by cyclical trends and over-supply.

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

Due to the influx of new risk capital from alternative capital market participants such as hedge funds and pension funds, we believe that the reinsurance industry is currently over-capitalized and will continue in this trend for the foreseeable future. The over-capitalization of the market is not uniform as there are a number of insurers and reinsurers that have suffered and continue to suffer from capacity issues. We continue to assess the opportunities that may be available to us with insurance and reinsurance companies with this profile. If the reinsurance market continues to soften, our strategy is to reduce premium writings rather than accept mispriced risk and conserve our capital for a more opportune environment. Significant rate increases could occur if financial and credit markets experience adverse shocks that result in the loss of capital of insurers and reinsurers, or if there are major catastrophic events, especially in North America.

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

In the ordinary course of our business, we may collect and store sensitive data, including proprietary business, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, and damage our reputation, which could adversely affect our business, revenues and competitive position.

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

Failures to comply with a direction given by CIMA may be punishable by a fine of up to five hundred thousand Cayman Islands dollars (US$609,756.10 based on the Cayman Islands’ pegged exchange rate of CI$0.82 per US$1.00 as of March 19, 2019 or imprisonment for a term of five years or both, and a fine of an additional ten thousand Cayman Islands dollars (US$12,195.12) for every day after conviction on which the offense so continues.

Our reinsurance subsidiaries are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.

Pursuant to the Capital and Solvency Regulations, Oxbridge Reinsurance Limited and Oxbridge Re NS, our reinsurance subsidiaries, are each required to maintain the statutory minimum capital requirement (as defined under the Capital and Solvency Regulations) of $500 and prescribed capital requirement (as defined under the Capital and Solvency Regulations) of $500, and a minimum margin of solvency equal to or in excess of the total prescribed capital requirement. Any failure to meet the applicable requirements or minimum statutory capital requirements could subject us to further examination or corrective action by CIMA, including restrictions on dividend payments, limitations on our writing of additional business or engaging in finance activities, supervision or liquidation.

As a holding company, we will depend on the ability of our subsidiaries to pay dividends.

We are a holding company and do not have any significant operations or assets other than our ownership of the shares of our subsidiaries Oxbridge Reinsurance Limited and Oxbridge Re NS. Dividends and other permitted distributions from our subsidiaries will be our primary source of funds to meet ongoing cash requirements, including future debt service payments, if any, and other expenses, and to pay dividends to our shareholders if we choose to do so. Our subsidiaries will be subject to applicable law as well as significant regulatory restrictions limiting their ability to declare and pay dividends. The inability of our subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have an adverse effect on our operations and our ability to pay dividends to our shareholders if we choose to do so and/or meet our debt service obligations, if any.

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

Although we do not presently expect that we will conduct business in any jurisdiction other than the Cayman Islands, we cannot assure you that insurance regulators in the United States or elsewhere will not review our activities and claim that we are subject to such jurisdiction’s insurance licensing requirements. In addition, we are subject to indirect regulatory requirements imposed by jurisdictions that may limit our ability to provide reinsurance. For example, our ability to write reinsurance may be subject, in certain cases, to arrangements satisfactory to applicable regulatory bodies, and proposed legislation and regulations may have the effect of imposing additional requirements upon, or restricting the market for, non-U.S. reinsurers such as Oxbridge Reinsurance Limited and Oxbridge Re NS, with whom domestic companies may place business. We do not know of any such proposed legislation pending at this time.

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

Passive income generally includes interest, dividends and other investment income. However, the income derived in the active conduct of an insurance business is excluded from the term “passive income” if (i) for years before 2018, the income is earned by a corporation that is predominantly engaged in an insurance business, and (ii) for years after 2017, the income is earned by a “qualifying insurance corporation”. In order for a non-U.S. property and casualty insurance company to be treated as a “qualifying insurance corporation” for a taxable year, the company’s “applicable insurance liabilities” generally must be greater than 25% of the company’s assets for the taxable year. In the case of a non-U.S. property and casualty insurance company, the term “applicable insurance liabilities” means the amount of loss and loss adjustment expenses, but shall not exceed the amount reported to the applicable regulator in an applicable financial statement. It is not clear whether the term “applicable insurance liabilities” includes not only the unpaid loss and loss adjustment expenses, but also includes the paid loss and loss adjustment expenses during the taxable year. If each of Oxbridge Reinsurance Limited and Oxbridge Re NS is a “qualified insurance corporation” for a taxable year, then neither Oxbridge Re Holdings Limited, nor Oxbridge Reinsurance Limited, nor Oxbridge Re NS should be deemed to be a PFIC for the taxable year.

Regardless of whether the term “applicable insurance liabilities” includes not only the unpaid loss and loss adjustment expenses but also the paid loss and loss adjustment expenses, we believe that each of Oxbridge Reinsurance Limited and Oxbridge Re NS met the requirements for being a “qualified insurance corporation” for the 2018 year. For years prior to 2018, we also believe that each of those corporations met the requirement of being predominantly engaged in an insurance business. Accordingly, we believe that we have not been a PFIC during 2018 or prior years. We do not have an expectation, however, as to whether or not we may be a PFIC in years after 2018. If you are a United States person, we urge you to consult your own tax advisor concerning the potential tax consequences to you under the PFIC rules.

We may be treated as a CFC and may be subject to the rules for related person insurance income, and in either case this may subject a U.S. holder of our ordinary shares to disadvantageous rules under U.S. federal income tax laws.

Controlled Foreign Corporation.  United States persons who, directly or constructively through attribution rules, own 10% or more of the voting power or value of our ordinary shares, which we refer to as United States 10% shareholders, may be subject to the controlled foreign corporation, or CFC, rules. Under the controlled foreign corporation rules of the Code, each United States 10% shareholder must annually include his pro rata share of the controlled foreign corporation’s ‘‘Subpart F income,’’ even if no distributions are made. In general, a foreign insurance company will be treated as a controlled foreign corporation only if United States 10% shareholders collectively own, directly or constructively, more than 25% of the total combined voting power or total value of the company’s shares. If you are a United States person we urge you to consult your own tax advisor concerning the controlled foreign corporation rules. We believe that certain United States persons may be deemed to own, directly or constructively (including through the ownership of warrants), 10% or more of the voting power or value of our ordinary shares, and we believe that those United States persons collectively own, directly or constructively, more than 25% of the voting power or value of our ordinary shares.

Related Person Insurance Income. A different definition of CFC is applicable in the case of a foreign corporation which earns “related person insurance income” (“RPII”). RPII is a Code Subpart F insurance income attributable to insurance policies or reinsurance contracts where the person that is directly or indirectly insured or reinsured is a RPII shareholder or a related person to the RPII shareholder. A “RPII shareholder” is a United States person who owns, directly or indirectly through foreign entities, any amount of our ordinary shares. Generally, for purposes of the RPII rules, a related person is someone who controls or is controlled by the RPII shareholder or someone who is controlled by the same person or persons which control the RPII shareholder. Control is measured by either more than 50% in value or more than 50% in voting power of shares after applying certain constructive ownership rules. For purposes of taking into account RPII, and subject to the exceptions described below, Oxbridge Reinsurance Limited or Oxbridge Re NS will be treated as a CFC if our RPII shareholders collectively own, indirectly, 25% or more of the total combined voting power or value of their respective shares on any day during a taxable year. If Oxbridge Reinsurance Limited or Oxbridge Re NS is a CFC at any time during a taxable year under the special RPII rules, any U.S. Holder that owns ordinary shares on the last day of any such taxable year must include in gross income for U.S. federal income tax purposes the U.S. Holder’s allocable share of the RPII of Oxbridge Reinsurance Limited for the entire taxable year, subject to certain modifications. Among other exceptions, the RPII rules do not apply if the insurance company’s RPII, determined on a gross basis, is less than 20% of such respective entity’s gross insurance income for such taxable year. We do not believe that the 20% gross insurance income threshold will be met. However, we cannot assure you that this is or will continue to be the case. Consequently, we cannot assure you that a person who is a direct or indirect United States shareholder will not be required to include amounts in its income in respect of RPII in any taxable year.

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

ITEM 2     PROPERTIES

We  previously leased office space at 2nd Floor, Strathvale House, Georgetown, Grand Cayman, Cayman Islands. Effective March 1, 2019, we lease office space at Suite 201, 42 Edward Street, Georgetown Grand Cayman. We believe that our current office is suitable and sufficient for us to conduct our operations for the foreseeable future.

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

ITEM 5
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Ordinary Shares

The following table sets forth the high and low sales price per share of our ordinary shares as reported on The NASDAQ Capital Market for the periods indicated:

	2018		2017
	High	Low	High	Low
First Quarter	$3.00	$2.00	$6.90	$5.85
Second Quarter	$2.35	$1.00	$6.68	$5.60
Third Quarter	$3.00	$1.56	$6.00	$4.30
Fourth Quarter	$1.91	$0.51	$4.22	$2.15

Holders of Record and Tax Information

As of March 5, 2019, there were 19 holders of record of our ordinary shares. There are no current applicable Cayman Islands laws, decrees or regulations relating to restrictions on the import or export of capital or exchange controls affecting remittances of dividends, interest and other payments to non-resident holders of our ordinary shares. There are no existing laws or regulations of the Cayman Islands imposing taxes or containing withholding provisions to which United States holders of our ordinary shares are subject. There are no reciprocal tax treaties between the Cayman Islands and the United States.

Dividend Policy

The declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on our results of operations and cash flows, our financial position and capital requirements, general business conditions, rating agency guidelines (if applicable), any legal, tax, regulatory and contractual restrictions on the payment of dividends, and any other factors considered relevant by our Board of Directors. Our ability to pay dividends will also depend on the requirements of any future financing agreements to which we may be a party and the ability of our reinsurance subsidiary, or other subsidiaries, to pay dividends to us. Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited and Oxbridge Re NS, our reinsurance subsidiaries, are subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for Oxbridge Reinsurance Limited and Oxbridge Re NS is $500. As of December 31, 2018, both subsidiaries exceeded the minimum requirement. By law, Oxbridge Reinsurance Limited and Oxbridge Re NS is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

The following table shows the frequency and amount of all cash dividends declared on our ordinary shares for the two most recent fiscal years. We paid no dividends in 2018.

Declaration Date	Payment Date	Record Date	Per Share Amount
2017
January 24, 2017	March 30, 2017	March 17, 2017	$0.12
May 12, 2017	June 30, 2017	June 23, 2017	$0.12
August 12, 2017	September 30, 2017	September 23, 2017	$0.12

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

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the year ended December 31, 2018.

Issuer Purchases of Equity Securities

The Company did not repurchase any ordinary shares or warrants in 2018.

ITEM 6
SELECTED FINANCIAL DATA

As a smaller reporting company as defined by Rule 229.10(f)(1) of the Exchange Act, we are not required to provide the information under this item and we have elected to exclude this information as our operating history does not cover the requisite five-year period.

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our Consolidated Financial Statements and the related notes contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

General

The following is a discussion and analysis of our results of operations for the years ended December 31, 2018 and 2017 and our financial condition as of December 31, 2018 and 2017. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, unless the context dictates otherwise.

Overview and Trends

We are a Cayman Islands specialty property and casualty reinsurer that provides reinsurance solutions through our reinsurance subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS. Our more recently organized new subsidiary, Oxbridge Re NS, which was incorporated on December 22, 2017 to function as a reinsurance sidecar which increases the underwriting capacity of Oxbridge Reinsurance Limited. Oxbridge Re NS commenced operations on June 1, 2018 and issued participating notes to third-party investors, the proceeds of which was utilized to collateralize a quota-share of Oxbridge Reinsurance Limited’s reinsurance obligations. We focus on underwriting fully-collateralized reinsurance contracts primarily for property and casualty insurance companies in the Gulf Coast region of the United States, and globally through ILW’s. We specialize in underwriting medium frequency, high severity risks, where we believe sufficient data exists to analyze effectively the risk/return profile of reinsurance contracts.

We underwrite reinsurance contracts on a selective and opportunistic basis as opportunities arise based on our goal of achieving favorable long-term returns on equity for our shareholders. Our goal is to achieve long-term growth in book value per share by writing business that generates attractive underwriting profits relative to the risk we bear. Unlike other insurance and reinsurance companies, we do not intend to pursue an aggressive investment strategy and instead will focus our business on underwriting profits rather than investment profits. However, we intend to complement our underwriting profits with investment profits on an opportunistic basis. Our primary business focus is on fully collateralized reinsurance contracts for property catastrophes, primarily in the Gulf Coast region of the United States, as well as globally through ILW’s. Within that market and risk category, we attempt to select the most economically attractive opportunities across a variety of property and casualty insurers. As our capital base grows, however, we expect that we will consider further growth opportunities in other geographic areas and risk categories.

Our level of profitability is primarily determined by how adequately our premiums assumed and investment income cover our costs and expenses, which consist primarily of acquisition costs and other underwriting expenses, claim payments and general and administrative expenses. One factor leading to variation in our operational results is the timing and magnitude of any follow-on offerings we undertake (if any), and issuance of participating notes to third-party investors, as we are able to deploy new capital to collateralize new reinsurance treaties and consequently, earn additional premium revenue. In addition, our results of operations may be seasonal in that hurricanes and other tropical storms typically occur during the period from June 1 through November 30. Further, our results of operations may be subject to significant variations due to factors affecting the property and casualty insurance industry in general, which include competition, legislation, regulation, general economic conditions, judicial trends, and fluctuations in interest rates and other changes in the investment environment.

Because we employ an opportunistic underwriting and investment philosophy, period-to-period comparisons of our underwriting results may not be meaningful. In addition, our historical investment results may not necessarily be indicative of future performance. Due to the nature of our reinsurance and investment strategies, our operating results will likely fluctuate from period to period.

Due to the continued influx of new risk capital from alternative capital market participants such as hedge funds and pension funds, we believe that the reinsurance industry is currently over-capitalized and will continue in this trend for the foreseeable future. The over-capitalization of the market is not uniform as there are a number of insurers and reinsurers that have suffered and continue to suffer from capacity issues. We continue to assess the opportunities that may be available to us with insurance and reinsurance companies with this profile. If the reinsurance market continues to soften, our strategy is to reduce premium writings rather than accept mispriced risk and conserve our capital for a more opportune environment. Significant rate increases could occur if financial and credit markets experience adverse shocks that result in the loss of capital of insurers and reinsurers, or if there are major catastrophic events, especially in North America.

Natural disasters of 2018

The year ended December 31, 2018 was the fourth costliest year since 1980 in terms of insured losses due an accumulation of severe and costly natural disasters particularly in the second half of 2018.

When compared with the record losses of 2017 due to Hurricanes Harvey, Irma and Maria, the indications at the start of 2018 were that it would be a more moderate year. However, the second half of the year saw an accumulation of billion-dollar losses from floods, tropical cyclones in the US and Japan, wildfires and earthquakes. The overall economic impact is estimated to be US$ 160bn, of which US$ 80bn was insured.

Hurricanes Michael and Florence in the Atlantic, and Typhoons Jebi, Mangkhut and Trami in Asia, all left their mark. Overall losses from tropical cyclones in 2018 came to roughly US$ 57 billion, of which US$ 29 billion was insured. There was also an extremely high impact from wildfires in California that produced overall losses of US$ 24 billion and insured losses of US$ 18 billion. Over the course of the year, 29 events each resulted in an overall loss of US$ 1 billion or more.

Due to these natural disasters, some of which were reinsured by the Company, we suffered limit losses on all of our contracts.

PRINCIPAL REVENUE AND EXPENSE ITEMS

Revenues

We derive our most significant revenues from two principal sources:

● premiums assumed from reinsurance on property and casualty business; and

● income from investments, including Industry Loss Warranties

● other fee income from management and underwriting performance of the reinsurance side-car

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

Fee income

The Company earns management fee income from providing administrative and management services for the reinsurance side-car operations. The Company is also entitled to a performance fee should the side-car underwriting results be profitable for a specific treaty period.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017 (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2018	2017
Revenue
Assumed premiums	$2,361	18,263
Premiums ceded	-	(880)
Change in loss experience refund payable	(225)	1,335
Change in unearned premiums reserve	592	4,849

Net premiums earned	2,728	23,567
Net income from derivative instruments	997	-
Net investment and other income	366	412
Net realized investment losses	(255)	(138)
Change in fair value of equity securities	(26)	-

Total revenue	3,810	23,841

Expenses
Losses and loss adjustment expenses	10,006	42,427
Net loss on commutation	8	-
Policy acquisition costs and underwriting expenses	263	681
General and administrative expenses	1,282	1,325

Total expenses	11,559	44,433

Loss before loss attributable to Series 2018-1	$(7,749)	(20,592)

Loss attributable to Series 2018-1 noteholders	2,000	-

Net loss	(5,749)	(20,592)

Basic loss per share	$(1.00)	(3.55)

Diluted loss per share	$(1.00)	(3.55)

Weighted-average shares outstanding
Basic and Diluted	5,733,587	5,808,354

Dividends paid per share	$-	0.36

Performance ratios to net premiums earned:
Loss ratio	268.6%	180.0%
Acquisition cost ratio	9.6%	2.9%
Expense ratio	41.5%	8.5%
Combined ratio	310.1%	188.5%

Comparison of the Year Ended December 31, 2018 to Year Ended December 31, 2017

General. Net loss for the year ended December 31, 2018 was $5.7 million or ($1.00) per basic and diluted loss per share compared to a net loss of $20.6 million or ($3.55) per basic and diluted earnings per share for the year ended December 31, 2017. The significant decrease in net loss is wholly due to limit losses being suffered on a smaller sized reinsurance portfolio during the year ended December 31, 2018, when compared with the reinsurance portfolio that suffered limit losses during the year ended December 31, 2017.

Premium Income. Net premiums earned typically reflects the pro-rata inclusion into income of premiums assumed (net of loss experience refund and premiums ceded) over the life of the reinsurance contracts. However, given the limit losses experienced on all our reinsurance contracts during the years ended December 31, 2018 and 2017, premiums recognition has not been deferred through the remaining lives of those respective contracts and have been accelerated into the respective years, due to the fact that there is no possibility of any future treaty-year losses under such contracts.

Net premiums earned for the year ended December 31, 2018 decreased $20.8 million, to $2.7 million, from $23.5 million for the year ended December 31, 2017. The decrease is primarily due to the limit losses suffered in 2017 resulting in a significantly lower deployment of capital during 2018, and consequentially lower premiums, when compared with the prior fiscal year.

Losses Incurred. Losses incurred for the year ended December 31, 2018 decreased $32.4 million to $10 million, from $42.4 million for the year ended December 31, 2017. The decrease is primarily due to limit losses being suffered on a smaller sized reinsurance portfolio during the year ended December 31, 2018, when compared with the reinsurance portfolio that suffered limit losses during the year ended December 31, 2017.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed.  Policy acquisition costs and underwriting expenses for the year ended December 31, 2018 decreased by $418 thousand, to $263 thousand from $681 thousand for the year ended December 31, 2017. The decrease is primarily due to the limit losses suffered in 2017 resulting in a significantly lower deployment of capital during 2018, and consequentially lower premiums and policy acquisitions costs, when compared with the prior fiscal year.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2017 decreased marginally by $43 thousand. The decrease is not considered material.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to net premiums and ILW income earned and measures the underwriting profitability of our reinsurance business. The loss ratio increased from 180% for the year ended December 31, 2017 to 268.6% (214.9% when taking Series 2018-1 notes into consideration) for the year ended December 31, 2018. The increase is due to the limit losses suffered during year ended December 31, 2018 on a lower denominator in net premiums earned, when compared with the prior fiscal year.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio increased from 2.9% for the year ended December 31, 2017 to 9.6% for the year ended December 31, 2018. The increase is due to the overall higher weighted-average acquisition costs on reinsurance contracts in force during the year ended December 31, 2018, compared with the prior fiscal year.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and general and administrative expenses to net premiums and ILW income earned. We use the expense ratio to measure our operating performance. The expense ratio increased from 8.5% for the year ended December 31, 2017 to 41.5% for the year ended December 31, 2018. The increase is due to the more significant reduction in net premiums than the decrease in policy acquisition costs as recorded during the year ended December 31, 2018, when compared with the prior fiscal year.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, we are not underwriting profitably and may not be profitable. The combined ratio increased from 188.5% for the year ended December 31, 2017 to 310.1% (256.6% when taking Series 2018-1 notes into consideration) for the year ended December 31, 2018. The increase in the combined ratio is due to a significantly higher loss ratio during year ended December 31, 2018 as mentioned above, when compared with the prior fiscal year.

FINANCIAL CONDITION – DECEMBER 31, 2018 COMPARED TO DECEMBER 31, 2017

Restricted Cash and Cash Equivalents. As of December 31, 2018, our restricted cash and cash equivalents increased marginally by $100 thousand, or 3%, to $3.2 million, from $3.1 million as of December 31, 2017. The increase is the net result of withdrawals by the cedants for settlement of losses under the reinsurance contracts during the year ended December 31, 2018 more than offset by premium receipts and collateral deposits.

Investments. As of December 31, 2018, our available for sale securities decreased marginally by $5.4 million, or 82%, to $1 million, from $6.4 million as of December 31, 2017. The decrease is primarily a result of net sales of fixed-maturity and equity securities during the year ended December 31, 2018.

Reserve for losses and loss adjustment expenses. As of December 31, 2018, our reserve for losses and loss adjustment expenses decreased by $728 thousand, or 15%, to $4.1 million, from $4.8 million at December 31, 2017. The decrease is wholly due to the timely settlement of limit losses on 2017 catastrophe events more than offset by new reserves set up for 2018 catastrophe events.

Unearned Premiums Reserve. As of December 31, 2018, our unearned premiums reserve decreased by $2 million, or 100%, to $Nil, from $2 million at December 31, 2017. The decrease is due to the acceleration of premium recognition due to the full limit losses on all of our contracts.

LIQUIDITY AND CAPITAL RESOURCES

General

We are organized as a holding company with substantially no operations at the holding company level. Our operations are conducted through our reinsurance subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS which underwrites risks associated with our property and casualty reinsurance programs. We have minimal continuing cash needs at the holding company level, with such expenses principally being related to the payment of administrative expenses, and shareholder dividends, if any. There are restrictions on Oxbridge Reinsurance Limited’s and Oxbridge Re NS’ ability to pay dividends which are described in more detail below.

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

As of December 31, 2018, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no plans to issue debt and expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for each subsidiary is $500. As of December 31, 2018, Oxbridge Reinsurance Limited and Oxbridge Re NS exceeded the minimum required. By law, Oxbridge Reinsurance Limited and Oxbridge Reinsurance NS are restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Our reinsurance operations exposed us to claims arising out of unpredictable catastrophic events particularly during the third and fourth quarter of 2018. The incidence and severity of catastrophes are inherently unpredictable, but the loss experience of property catastrophe reinsurers has been generally characterized as low frequency and high severity. Claims from catastrophic events have reduced our earnings and caused substantial volatility in our results of operations, and adversely affected our financial condition. The corresponding reduction in our surplus level will impact our ability to write new reinsurance policies at future renewal periods.

Cash Flows

Our cash flows from operating, investing and financing activities for the years ended December 31, 2018 and 2017 are summarized below.

Cash Flows for the Year ended December 31, 2018 (in thousands)

Net cash used in operating activities for the year ended December 31, 2018 totaled $6,633, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and net loss payments. Net cash provided by investing activities of $5,045 was primarily due to the net sales of available for sale securities and collateral withdrawals from trust accounts to settle losses arising during the year. Net cash provided by financing activities totaled $2,000 representing the proceeds on issuance of the Series 2018-1 participating notes during the year ended December 31, 2018.

Cash Flows for the Year ended December 31, 2017 (in thousands)

Net cash used in operating activities for the year ended December 31, 2017 totaled $26,310, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and net loss payments. Net cash provided by investing activities of $4,667 was primarily due to the net sales of available for sale securities and collateral withdrawals from trust accounts to settle losses arising during the year. Net cash used in financing activities totaled $3,152 representing net cash dividend payments and cash used to repurchase ordinary shares under the Company’s share repurchase plan.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2018, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

As at December 31, 2018 our best estimate for reserves for loss and loss adjustment expenses was $4.1 million, with IBNR representing approximately 2% of such reserves. See Note 8 to the consolidated financial statements.

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 45 of this Annual Report on Form 10-K.

 ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K (December 31, 2018). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B
OTHER INFORMATION

None.

PART III

ITEM 10
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than the information regarding our code of ethics set forth below, the information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC not later than 120 days after December 31, 2018.

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

ITEM 11
EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC not later than 120 days after December 31, 2018.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC not later than 120 days after December 31, 2018.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC not later than 120 days after December 31, 2018.

ITEM 14
PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC not later than 120 days after December 31, 2018.

PART IV

ITEM 15
EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
Documents Filed as Part of the Report

The Consolidated Financial Statements, other financial information, financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 45 of this Annual Report on Form 10-K.

(b)
Exhibits

Reference is made to the separate exhibit index contained on pages 42 through 43 filed herewith.

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

10.8*
Amendment dated July 19, 2016 to Employment Agreement between Jay Madhu and Oxbridge Re Holdings Limited dated July 18, 2013 (incorporated by reference to Exhibit 10.31 to Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q filed August 15, 2016) (Commission File No. 1-36346).

10.9*
Amendment dated August 1, 2015 to Employment Agreement between Wrendon Timothy and Oxbridge Re Holdings Limited dated August 1, 2013(incorporated by reference to Exhibit 10.41 to Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q filed August 15, 2016) (Commission File No. 1-36346).

21
List of Subsidiaries of Oxbridge Re Holdings Limited (incorporated by reference to Exhibit 21.1 to Oxbridge Re Holdings Limited's Annual Report on Form 10-K filed March 13, 2018) (Commission File No. 1-36346).

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

101
The following materials from Oxbridge Re Holdings Limited’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements.

* Indicates a management contract or compensatory plan or arrangement.

(c)          Financial Statement Schedules

The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 45 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

By	/s/ JAY MADHU
Jay Madhu
Chief Executive Officer and President (Principal Executive Officer)

Date:	March 19, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 19, 2019 by the following persons on behalf of the registrant and in the capacities indicated:

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

HACKER, JOHNSON & SMITH PA

Fort Lauderdale
Orlando
Tampa

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Oxbridge Re Holdings Limited
Grand Cayman, Cayman Islands:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oxbridge Re Holdings Limited and Subsidiaries (the "Company"), as of December 31, 2018 and 2017 and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for the years then ended and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, the Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
We have served as the Company's auditor since 2013.
Tampa, Florida
March 19, 2019

500 North Westshore Boulevard, Post Office Box 20368, Tampa, Florida 33622-0368, (813) 286-2424
A Registered Public Accounting Firm

 OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Balance Sheets
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At December 31,
	2018	2017

Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $991 and $4,450, respectively)	$993	4,433
Equity securities, available for sale, at fair value (cost of $2,058 in 2017)	-	2,036
Equity securities, at fair value (cost of $210 in 2018)	162	-
Total investments	1,155	6,469
Cash and cash equivalents	8,074	7,763
Restricted cash and cash equivalents	3,225	3,124
Accrued interest and dividend receivable	15	39
Premiums receivable	-	3,798
Deferred policy acquisition costs	-	48
Prepayment and other receivables	74	116
Property and equipment, net	18	36
Total assets	$12,561	21,393

Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$4,108	4,836
Loss experience refund payable	-	135
Losses payable	-	386
Unearned premiums reserve	-	2,012
Accounts payable and other liabilities	139	106
Total liabilities	4,247	7,475

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 5,733,587 and 5,916,149 shares issued and outstanding)	6	6
Additional paid-in capital	32,226	32,100
Accumulated Deficit	(23,920)	(18,149)
Accumulated other comprehensive income (loss)	2	(39)
Total shareholders’ equity	8,314	13,918
Total liabilities and shareholders’ equity	$12,561	21,393

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Operations
(expressed in thousands of U.S. Dollars, except per share amounts)

	Years Ended December 31,
	2018	2017

Revenue
Assumed premiums	$2,361	18,263
Premiums ceded	-	(880)
Change in loss experience refund payable	(225)	1,335
Change in unearned premiums reserve	592	4,849

Net premiums earned	2,728	23,567
Net income from derivatives	997	-
Net investment income	366	412
Net realized investment losses	(255)	(138)
Change in fair value of equity securities	(26)	-

Total revenue	3,810	23,841

Expenses
Losses and loss adjustment expenses	10,006	42,427
Net loss on commutation	8	-
Policy acquisition costs and underwriting expenses	263	681
General and administrative expenses	1,282	1,325

Total expenses	11,559	44,433

Loss before loss attributable to Series 2018-1	(7,749)	(20,592)

Loss attributable to Series 2018-1 noteholders	2,000	-

Net loss	$(5,749)	(20,592)

Basic loss per share	$(1.00)	(3.55)

Diluted loss per share	$(1.00)	(3.55)

Weighted-average shares outstanding
Basic and Diluted	5,733,587	5,808,354

Dividends paid per share	$-	0.36

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
 (expressed in thousands of U.S. Dollars)

	Years Ended December 31,
	2018	2017

Net loss	$(5,749)	(20,592)
Other comprehensive income:
Change in unrealized loss on investments:
Unrealized gain arising during the year	4	234
Reclassification adjustment for net realized losses (gains) included in net (loss) income	15	138

Net change in unrealized loss	19	372

Total other comprehensive income	19	372

Comprehensive loss	$(5,730)	(20,220)

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (expressed in thousands of U.S. Dollars)

	Years ended December 31
	2018	2017
Operating activities
Net loss	$(5,749)	(20,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	126	127
Net amortization of premiums on investments in fixed-maturity securities	7	84
Depreciation and amortization	18	24
Net realized investment losses	255	138
Change in fair value of equity securities	26	-
Loss attributable to Series 2018-1 noteholders	(2,000)	-
Change in operating assets and liabilities:		-
Accrued interest and dividend receivable	24	9
Premiums receivable	3,798	240
Deferred policy acquisition costs	48	40
Prepayment and other receivables	42	(18)
Reserve for losses and loss adjustment expenses	(728)	(3,866)
Loss experience refund payable	(135)	(1,335)
Losses payable	(386)	386
Unearned premiums reserve	(2,012)	(1,449)
Accounts payable and other liabilities	33	(98)

Net cash used in operating activities	$(6,633)	(26,310)

Investing activities
Purchase of fixed-maturity securities	(4,903)	(3,988)
Purchase of equity securities	(6,009)	(18,659)
Proceeds from sale of fixed-maturity securities	8,340	5,538
Proceeds from sale of equity securities	7,617	21,782
Purchase of property and equipment	-	(6)

Net cash provided by investing activities	$5,045	4,667

Financing activities
Proceeds on issuance of notes payable to Series 2018- noteholders	2,000	-
Repurchases of common stock under share repurchase plan	-	(1,061)
Dividends paid	-	(2,091)

Net cash provided by (used) in financing activities	$2,000	(3,152)

(continued)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
 (expressed in thousands of U.S. Dollars)

	Years ended December 31
	2018	2017

Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the year	412	(24,795)
Balance, beginning of year	10,887	35,682

Balance, end of year	$11,299	10,887

Supplemental disclosure of cash flow information
Interest paid	-	-
Income taxes paid	-	-

Non-cash investing activities
Net change in unrealized loss on securities available for sale	19	372

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
Years ended December 31, 2018 and 2017
 (expressed in thousands of U.S. Dollars, except per share amounts)

	Ordinary Share Capital		Additional Paid-in	(Accumulated Deficit) Retained	Accumulated Other Comprehensive Income	Total Shareholders'
	Shares	Amount	Capital	Earnings	(Loss)	Equity

Balance at December 31, 2016	5,916,149	6	33,034	4,534	(411)	37,163
Cash dividends paid	-	-	-	(2,091)	-	(2,091)
Repurchase and retirement of common stock under share repurchase plan	(182,562)	-	(1,061)	-	-	(1,061)
Net loss for the year	-	-	-	(20,592)	-	(20,592)
Stock-based compensation	-	-	127	-	-	127
Total other comprehensive income	-	-	-	-	372	372
Balance at December 31, 2017	5,733,587	6	32,100	(18,149)	(39)	13,918

Balance at December 31, 2017	5,733,587	6	32,100	(18,149)	(39)	13,918
Cumulative effect of change in accounting for equity securities as of January 1, 2018	-	-	-	(22)	22	-
Net loss for the year	-	-	-	(5,749)	-	(5,749)
Stock-based compensation	-	-	126	-	-	126
Total other comprehensive income	-	-	-	-	19	19
Balance at December 31, 2018	5,733,587	6	32,226	(23,920)	2	8,314

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.
ORGANIZATION AND BASIS OF PRESENTATION

(a)
Organization

Oxbridge Re Holdings Limited (the “Company”) was incorporated as an exempted company on April 4, 2013 under the laws of the Cayman Islands. Oxbridge Re Holdings Limited owns 100% of the equity interest in Oxbridge Reinsurance Limited, an exempted entity incorporated on April 23, 2013 under the laws of the Cayman Islands and for which a Class “C” Insurer’s license was granted on April 29, 2013 under the provisions of the Cayman Islands Insurance Law. Oxbridge Re Holdings Limited also owns 100% of the equity interest in Oxbridge Re NS, an entity incorporated as an exempted company on December 22, 2017 under the laws of the Cayman Islands to function as a reinsurance sidecar facility and to increase the underwriting capacity of Oxbridge Reinsurance Limited. The Company, through its subsidiaries (collectively “Oxbridge Re”) provides collateralized reinsurance in the property catastrophe market and invests in various insurance-linked securities. The Company operates as a single business segment through its wholly-owned subsidiaries. The Company’s headquarters and principal executive offices are located at Suite 201, 42 Edward Street, Georgetown, Grand Cayman, Cayman Islands, and have their registered offices at P.O. Box 309, Ugland House, Grand Cayman, Cayman Islands. The Company previously leased office space at 2nd Floor, Strathvale House, Georgetown, Grand Cayman.

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

2.
SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates: In preparing the consolidated financial statements, management was required to make certain estimates and assumptions that affect the reported amounts of the consolidated assets, liabilities, revenues, expenses and related disclosures at the financial reporting date and throughout the periods being reported upon. Certain of the estimates result from judgments that can be subjective and complex and consequently actual results may differ from these estimates, which would be reflected in future periods.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

2.
SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Investments: The Company’s investments consist of fixed-maturity securities and equity securities, and for which its fixed-maturity securities are classified as available-for-sale. The Company’s investments are carried at fair value with changes in fair value included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity with respect to its fixed-maturity securities. For the Company’s investment in equity securities, the changes in fair value are recorded within the consolidated statements of operations.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

2.
SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Derivative Financial Instruments: The Company may from time to time enter into underwriting contracts such as industry loss warranty contracts (“ILW”) that are treated as derivatives for GAAP purposes. GAAP requires that an entity recognize all derivatives in the consolidated balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in operations or comprehensive income (loss). The Company’s derivative financial instrument assets are included in prepayments and other assets. Derivative financial instrument liabilities are included in accounts payable and other liabilities.

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. There was no DAC at December 31, 2018 and at December 31, 2017, the DAC was considered fully recoverable and no premium deficiency loss was recorded.

Property and equipment:  Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the years ended December 31, 2018 and 2017, there were no impairments in property and equipment.

Allowance for uncollectible receivables: Management evaluates credit quality by evaluating the exposure to individual counterparties; where warranted management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized in operations in the year in which they are determined. At December 31, 2018, no receivables were determined to be overdue or impaired, and accordingly, no allowance for uncollectable receivables has been established.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

2.
SIGNIFICANT ACCOUNTING POLICIES (continued)

Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at December 31, 2018.

Loss per share: Basic loss per share has been computed on the basis of the weighted-average number of ordinary shares outstanding during the years presented. Diluted loss per share is computed based on the weighted-average number of ordinary shares outstanding and reflects the assumed exercise or conversion of diluted securities, such as stock options and warrants, computed using the treasury stock method.

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

Recent adopted accounting pronouncements:

Accounting Standards Update No. 2016-01. In January 2016, the FASB revised GAAP with the issuance of Accounting Standards Update 2016-01 (“ASU 2016-01”), Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities to improve the recognition and measurement of financial instruments. The new ASU requires certain investments in equity securities to be measured at fair value with changes in fair value reported in operations and requires changes in instrument-specific credit risk for financial liabilities recorded at fair value under the fair value option to be reported in Other Comprehensive income (loss). The company adopted this ASU on January 1, 2018 and applied it prospectively without prior period amounts restated. As a result of the adoption, $22 thousand of unrealized losses on equity securities was reclassified on January 1, 2018, from accumulated other comprehensive loss to accumulated deficit. Results of operations were impacted as changes in fair value of equity securities are now reported as a separate component in net loss instead of reported in other comprehensive income.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

2.
SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accounting Standards Update No. 2017-09. In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The effective date of ASU 2017-09 was for interim and annual reporting periods, beginning after December 15, 2017, and was applied prospectively. The company adopted this ASU effective January 1, 2018, and it did not have a material impact on our company's consolidated financial position, cash flows or results of operations.

Pending Accounting Updates:

Accounting Standards Update No. 2016-02. In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which supersedes Topic 840 and creates the new lease accounting standards for lessees and lessors, primarily related to the recognition of lease assets and liabilities by lessees for leases classified as operating leases. ASU 2016-02 is effective for all public entities for reporting periods beginning after December 15, 2018 and interim periods within those fiscal years.  Effective January 1, 2019, the Company has adopted ASU 2016-02 and there has been no material impact on the consolidated financial statements as a result of the adoption.

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

Accounting Standards Update No. 2018-07. In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The ASU is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. The ASU expands the scope of Topic 718. Compensation Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity-Equity-Based payments to Non-Employees. The ASU is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  Effective January 1, 2019, the Company has adopted ASU 2018-07 and there has been no material impact on the consolidated financial statements as a result of the adoption.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
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

Reclassifications: Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	December 31,
	2018	2017
	(in thousands)

Cash on deposit	$3,965	$4,052
Cash held with custodians	4,109	3,711
Restricted cash held in trust	3,225	3,124

Total	11,299	10,887

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

4. INVESTMENTS

The Company holds investments in fixed-maturity securities and equity securities, with its fixed-maturity securities classified as available-for-sale. At December 31, 2018 and 2017, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value ($000)
	($ in thousands)
As of December 31, 2018
Fixed-maturity securities
U.S. Treasury and agency securities	$991	$2	$-	$993

Total fixed-maturity securities	991	2	-	993

Total available for sale securities	$991	$2	$-	$993

As of December 31, 2017
Fixed-maturity securities
U.S. Treasury and agency securities	$4,450	$-	$(17)	$4,433

Total fixed-maturity securities	4,450	-	(17)	4,433

Mutual funds	400	29	-	429
Preferred stocks	200	-	(1)	199
Common stocks	1,458	12	(62)	1,408

Total equity securities1	2,058	41	(63)	2,036

Total available for sale securities	$6,508	$41	$(80)	$6,469

(1) Effective January 1, 2018, the Company adopted ASU No. 2016-01 and equity securities are no longer classified as available-for-sale. Prior periods have not been restated to conform to the current presentation. See Note 2, Accounting Policies, for additional information.

At December 31, 2018 and 2017, securities with a fair value of $993,000 and 1,430,000, respectively, are held in trust accounts as collateral under reinsurance contracts with the Company’s ceding insurers.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

4.
INVESTMENTS (continued)

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. The scheduled contractual maturities of fixed-maturity securities at December 31, 2018 and 2017 are as follows:

	Amortized
	Fair Value	Estimated
	($ in thousands)
As of December 31, 2018
Available for sale
Due within one year	$-	-
Due after one year through five years	991	993

	$991	$993

As of December 31, 2017
Available for sale
Due within one year	$3,007	3,003
Due after one year through five years	1,443	1,430

	$4,450	$4,433

Gross proceeds received, and the gross realized gains and losses from sales of available-for-sale securities, for the years ended December 31, 2018 and 2017 are as follows:

	Gross proceeds from sales	Gross Realized Gains	Gross Realized Losses
	($ in thousands)
Year ended December 31, 2018
Fixed-maturity securities	$8,340	$7	$(22)

Equity securities	$7,617	$475	$(715)

Year ended December 31, 2017
Fixed-maturity securities	$5,538	$30	$(7)

Equity securities	$21,782	$1,422	$(1,583)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
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

There were no available-for-sale securities with gross unrealized loss positions at December 31, 2018. Available-for-sale securities with gross unrealized loss positions at December 31, 2017, aggregated by investment category and length of time the individual securities have been in a continuous loss position, are as follows:

	Less Than Twelve Months		Twelve Months or Greater		Total
As of December 31, 2017	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value
	($ in thousands)		($ in thousands)		($ in thousands)
Fixed maturity securities
U.S. Treasury and agency securities	13	1,428	4	3,003	17	4,431

Total fixed-maturity securities	13	1,428	4	3,003	17	4,431

Equity securities
Mutual funds	-	-	-	-	-	-
Preferred stocks	1	199	-	-	1	199
All other common stocks	36	769	26	174	62	943

Total equity securities	37	968	26	174	63	1,142

Total available for sale securities	$50	$2,396	$30	$3,177	$80	$5,573

At December 31, 2017, there were 8 securities in an unrealized loss position of which 2 of these positions had been in an unrealized loss position for 12 months or greater.

The Company believes there were no fundamental issues such as credit losses or other factors with respect to its fixed-maturity securities. It is expected that the securities would not be settled at a price less than the par value of the investments and because the Company has the ability and intent to hold these securities and it is probable that the Company will not be required to sell these securities until a market price recovery or maturity, the Company does not consider any of its fixed-maturity securities to be other-than-temporarily impaired at December 31, 2018 and 2017.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

4.
INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2018 and 2017:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2018	($ in thousands)
Financial Assets:
Cash and cash equivalents	$8,074	$-	$-	$8,074

Restricted cash and cash equivalents	$3,225	$-	$-	$3,225

Fixed-maturity securities:
U.S. Treasury and agency securities	-	993	-	993

Total fixed-maturity securities	-	993	-	993

Total equity securities	162	993	-	162

Total securities	162	993	-	1,155

Total	$11,461	$993	$-	$12,454

As disclosed in Note 5, the Company is a counterparty to an investment in an industry loss warranty swap. The swap was valued on the basis of models developed by the counterparty, which represent unobservable (Level 3).

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2018 and 2017.

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2017	($ in thousands)
Financial Assets:
Cash and cash equivalents	$7,763	$-	$-	$7,763

Restricted cash and cash equivalents	$3,124	$-	$-	$3,124

Fixed-maturity securities:
U.S. Treasury and agency securities	-	4,433	-	4,433

Total fixed-maturity securities	-	4,433	-	4,433

Mutual funds	429	-	-	429
Preferred stocks	199	-	-	199
All other common stocks	1,408	-	-	1,408

Total equity securities	2,036	-	-	2,036

Total available for sale securities	2,036	4,433	-	6,469

Total	$12,923	$4,433	$-	$17,356

5.  DERIVATIVE INSTRUMENTS

Inward Industry Loss Warranty ("ILW") Swap

In January 2018, the Company entered into an inward ILW swap (the "2018 Inward ILW Swap") with a third-party under which qualifying loss payments are triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured. In return for a fixed payment received of approximately $1 million, the Company is required to make a floating payment in the event of certain losses incurred from specified natural catastrophes in North America, Caribbean, Europe, Japan, Australia, New Zealand and Latin America from January 2018 to December 2018. The Company’s maximum payment obligation under the 2018 Inward ILW Swap is $4 million. During the quarter ending December 31, 2018, the Company was made aware of industry loss events occurring that would trigger a payment obligation under the 2018 Inward ILW Swap and as a result, have set up the appropriate reserves at December 31, 2018. On January 17, 2019, the Company paid the floating payment obligation of $4 million to the swap counterparty.

During the year ended December 31, 2018, the Company recognized a net capital loss of $3 million from the derivative instrument pursuant to the 2018 Inward ILW Swap.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

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
Notes to Consolidated Financial Statements, Continued

7. VARIABLE INTEREST ENTITIES (continued)

Notes Payable to Series 2018-1 noteholders

Oxbridge Re NS issued $2 million of participating notes on June 1, 2018, all of which were issued to third parties and which provides quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. The operations of Oxbridge Re NS commenced on June 1, 2018. The participating notes are due to mature on June 1, 2021. None of the participating notes were redeemed during the year ended December 31, 2018.

The loss from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the year ended December 31, 2018 were $2 million.

Hurricane Michael made landfall on October 10, 2018. The effect of Hurricane Michael caused loss of principal of approximately $1.1 million to the Series 2018-1 noteholders, and due to other global catastrophes during the year ended December 31, 2018, and in particular, the deadly California wildfires in November 2018, all of which are covered by an aggregate industry loss warranty contract (See Note 5), the Series 2018-1 noteholders suffered an additional loss of principal of approximately $900 thousand.

8.  RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table summarizes the Company’s loss and loss adjustment expenses (“LAE”) and the reserve for loss and LAE reserve movements for the years ended December 31, 2018 and 2017:

	Year ended
	December 31,
	2018	2017
	($ in thousands)

Gross balance, beginning of year	$4,836	8,702
Incurred, net of reinsurance, related to:
Current period	10,000	38,401
Prior period 1	(1,006)	4,026
Total incurred, net of reinsurance	8,994	42,427
Paid, net of reinsurance, related to:
Current period	(6,000)	(36,293)
Prior period	(3,722)	(10,000)
Total paid, net of reinsurance	(9,722)	(46,293)
Net balance, end of year	$4,108	4,836
Add: reinsurance recoverable	-	-
Gross balance, end of period	$4,108	4,836

1   During the year ended December 31, 2018, the Company entered into final commutation agreements with two (2) cedants under which the Company’s liabilities were commuted at an agreed-upon fixed price. The Company recognized a net loss on commutation of $8,000 which is presented as a separate line item in the Consolidated Statement of Operations. Included in the net loss on commutation is favorable loss development of $1,012 thousand on one of the commuted contracts.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

8.  RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (continued)

The reserve for losses and LAE are comprised of case reserves (which are based on claims that have been reported) and IBNR reserves (which are based on losses that are believed to have occurred but for which claims have not yet been reported and include a provision for expected future development on existing case reserves). The Company uses the assistance of an independent actuary in the determination of IBNR and expected future development of existing case reserves. This is performed on a quarterly basis.

During the year ended December 31, 2018, the Company experienced significant limit losses on all its policies due to the individual and aggregate impact of Hurricane Michael, Florence, California wildfires and other global catastrophes.

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

Reserving methodologies and assumptions

Loss reserves are generally established based on loss payments and case reserves reported by clients when, and if, received. Estimates for IBNR losses are added to the case reserves. To establish IBNR loss estimates, the Company uses quarterly actuarial estimates from its independent actuary, who utilizes loss data reported by the Company along with industry loss data and information, knowledge of the business written and actuary’s own professional judgment.

The independent actuary employs standard actuarial methods for its analysis each quarter. Such methods may include the:

●
Reported Loss Development Method. Ultimate losses are estimated by calculating past reported loss development factors and applying them to exposure periods with further expected reported loss development. Since reported losses include payments and case reserves, changes in both of these amounts are incorporated in this method.

●
Expected Loss Ratio Method. Ultimate losses are estimated by multiplying earned premiums by an expected loss ratio. The expected loss ratio is selected using industry data, historical company data and actuarial professional judgment. This method is typically used for lines of business and contracts where there are no historical losses or where past loss experience is not credible.

●
Bornhuetter-Ferguson Reported Loss Method. Ultimate losses are estimated by modifying expected loss ratios to the extent reported losses experienced to date differ from what would have been expected to have been reported based upon the selected reported loss development pattern. This method avoids some of the distortions that could result from a large development factor being applied to a small base of reported losses to calculate ultimate losses.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

8.  RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (continued)

Reserving methodologies and assumptions (cont’d)

●
Frequency / Severity Method. Ultimate losses are estimated under this method by multiplying the ultimate number of claims (i.e. the frequency multiplied by the exposure base on which the frequency has been determined), by the estimated ultimate average cost per claim (i.e. the severity). By analyzing claims experience by its frequency and severity components, the Company can examine trends and patterns in the rates of claims emergence (i.e. reporting) and settlement (i.e. closure) as well as in the average cost of claims.
The approach is valuable because sometimes there is more inherent stability in the frequency and severity data when viewed separately rather than in the total losses

In addition, the Company may supplement its analysis with other reserving methodologies that are deemed to be relevant to specific contracts.

For each contract, the Company’s independent actuary utilizes reserving methodologies that are deemed appropriate to calculate a best estimate, or point estimate, of reserves. The decision of whether to use a single methodology or a combination of multiple methodologies depends upon the judgment of the independent actuary. The Company’s reserving methodology does not require a fixed weighting of the various methods used. Certain methods are considered more appropriate depending on the type and structure of the contract, the age and maturity of the contract, and the duration of the expected paid losses on the contract.

The Company’s gross aggregate reserves are the sum of the point estimate reserves of all portfolio exposures. Generally, IBNR loss reserves are calculated by estimating the ultimate incurred losses at any point in time and subtracting cumulative paid claims and case reserves, which incorporate specific exposures, loss payment and reporting patterns and other relevant factors.

There were no significant changes in the actuarial methodology or assumptions relating to the Company’s reserve for loss and loss adjustment expenses for the year ended December 31, 2018 or 2017.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

8.  RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (continued)

Claims Development Tables, IBNR Reserves and Claims Frequency

The following table discloses information about the Company’s incurred and paid claims development as of December 31, 2018, as well as cumulative claim frequency and the total of incurred-but-not-reporting and expected development on reported claims included within the net incurred claims amounts. A claim is defined as a reported loss from a cedant on an excess-of-loss reinsurance contract arising from a loss event for which the Company records a paid loss or case reserve. The Company operates a single business segment, being property catastrophe reinsurance.

Property Catastrophe Reinsurance
(in thousands)				As of
				December 31,
Incurred Losses and Loss Adjustment Expenses				2018

				Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of
				(dollars in	Reported
Accident Year	2016	2017	2018	thousands)	Claims
2016	$14,775	$18,801	$17,795	$5	5
2017		$38,401	$38,401	$69	8
2018			$10,000	$-	2

Total			$66,196	$74

Cumulative Paid Losses and Loss Adjustment Expenses

For the Years Ended December 31,
(in thousands)
Accident Year	2016	2017	2018
2016	$6,073	$16,073	$17,687
2017		$36,293	$38,401
2018			$6,000

Total			$62,088
Reserve for loss and loss adjustment expenses at December 31, 2018, net of reinsurance			$4,108

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

8.  RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (continued)

During the year ended December 31, 2018, the Company did not enter into any retrocession arrangements. However, the Company had issued its $2 million Series 2018-1 participating notes, all of which were drawn down to settle losses incurred by the Company as per the provisions of the Series 2018-1 participating notes. As such, the Company’s gross and net reserve for losses and loss adjustment expenses at December 31, 2018 are both $4,108,000 as recorded on the balance sheets.

During the year ended December 31, 2017, the Company entered into a retrocession arrangement with one rated reinsurer. However, during the year ended December 31, 2017, the Company received full payment from its reinsurer with respect to losses hedged by the Company, and as such, there are no reinsurance recoverables on unpaid claims at December 31, 2017. Therefore, the Company’s gross and net reserve for losses and loss adjustment expenses at December 31, 2017 are both $4,836,000 as recorded on the balance sheets.

The following table shows the historical average annual percentage payout of claims as at December 31, 2018.

	Average Annual Percentage Payout of Incurred Claims by Age

Years	1	2	3

Property Catastrophe Reinsurance	62.9%	30.8%	9.1%

9.  LOSS PER SHARE

A summary of the numerator and denominator of the basic and diluted loss per share is presented below (dollars in thousands except per share amounts):

	Years ended December 31
	2018	2017
Numerator:
Net loss	$(5,749)	(20,592)

Denominator:
Weighted average shares - basic	5,733,587	5,808,354
Effect of dilutive securities - Stock options	-	-
Shares issuable upon conversion of warrants	-	-
Weighted average shares - diluted	5,733,587	5,808,354
Loss per share - basic	$(1.00)	(3.55)
Loss per share - diluted	$(1.00)	(3.55)

For the years ended December 31, 2018 and 2017, 250,000 options to purchase 250,000 ordinary shares were anti-dilutive as the sum of the proceeds, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary share during the periods presented. For the years ended December 31, 2018 and 2017, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were not dilutive because the exercise price of $7.50 exceeded the average market price of the Company’s ordinary share during the periods presented.

GAAP requires the Company to use the two-class method in computing basic loss per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted earnings per share during periods of net (loss) income.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

10.  SHAREHOLDERS’ EQUITY

On February 28, 2014, the Company’s Registration Statement on Form S-1, as amended, relating to the initial public offering of the Company’s units was declared effective by the SEC. The Registration Statement covered the offer and sale by the Company of 4,884,650 units, each consisting of one ordinary share and one warrant (“Unit”), which were sold to the public on March 26, 2014 at a price of $6.00 per Unit. The ordinary shares and warrants comprising the Units began separate trading on May 9, 2014. The ordinary shares and warrants are traded on the Nasdaq Capital Market under the symbols “OXBR” and “OXBRW,” respectively. One warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per share on or before March 26, 2024. At any time after September 26, 2014 and before the expiration of the warrants, the Company at its option may cancel the warrants in whole or in part, provided that the closing price per ordinary share has exceeded $9.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period.

The initial public offering resulted in aggregate gross proceeds to the Company of approximately $29.3 million (of which approximately $5 million related to the fair value proceeds on the warrants issued) and net proceeds of approximately $26.9 million after deducting underwriting commissions and offering expenses.

There were 8,230,700 warrants outstanding at December 31, 2018 and 2017. No warrants were exercised during the years ended December 31, 2018 and 2017.

As of December 31, 2018, none of the Company’s retained earnings were restricted from payment of dividends to the company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in its subsidiaries, a dividend from the subsidiaries would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement. See also Note 12.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

11.
STOCK-BASED COMPENSATION

The Company currently has outstanding share-based awards granted under the 2014 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. At December 31, 2018, there were 690,000 shares available for grant under the Plan.

Stock options

Stock options granted and outstanding under the Plan vests quarterly over four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the years ended December 31, 2018 and 2017 is as follows (option amounts not in thousands):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2017	215,000
Granted	35,000	$6.06
Outstanding at December 31, 2017	250,000	$6.00	7.4 years	$-
Outstanding at December 31, 2018	250,000	$6.01	6.4 years	$-
Exercisable at December 31, 2018	223,750	$6.01	6.4 years	$-

Compensation expense recognized for the years ended December 31, 2018 and 2017 totaled $38,000 and $39,000 respectively, and is included in general and administrative expenses. At December 31, 2018 and 2017, there was approximately $16,000 and $54,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of eighteen (18) months.

No options were granted during the year ended December 31, 2018. During the year ended December 31, 2017, 35,000 options were granted with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

11.
STOCK-BASED COMPENSATION (continued)

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

Information with respect to the activity of unvested restricted stock awards during the years ended December 31, 2018 and 2017 is as follows (share amounts not in thousands):

	Restricted Stock Awards	Average Grant Date Fair Value
Nonvested at January 1, 2017	30,000	$5.86
Vested	(15,000)
Nonvested at December 31, 2017	15,000	$5.86

Nonvested at January 1, 2018	15,000	$5.86
Vested	(15,000)	5.86
Nonvested at December 31, 2018	-	$-

Compensation expense recognized for each of the years ended December 31, 2018 and 2017 totaled $88,000 and is included in general and administrative expenses. At December 31, 2018 and 2017, there was approximately $Nil and $88,000, respectively, of total unrecognized compensation expense related to non-vested restricted stock granted under the Plan.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

12.  NET WORTH FOR REGULATORY PURPOSES

The subsidiaries are subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of their respective licenses, Oxbridge Reinsurance Limited and Oxbridge Re NS are required to maintain a minimum and prescribed capital requirement of $500 in accordance with the relevant subsidiary’s approved business plan filed with CIMA.

At December 31, 2018, the Oxbridge Reinsurance Limited’s net worth of $2.2 million exceeded the minimum and prescribed capital requirement. For the years ended December 31, 2018 and 2017, Oxbridge Reinsurance Ltd.’s net loss was approximately $6 million and $21 million, respectively.

At December 31, 2018, the Oxbridge Re NS’ net worth of $18 thousand exceeded the minimum and prescribed capital requirement. For the year ended December 31, 2018, Oxbridge Re NS’ net income was approximately $18 thousand.

The Subsidiaries are not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiaries' GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of December 31, 2018 or for the year then ended.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

 13. FAIR VALUE AND CERTAIN RISKS AND UNCERTAINTIES (continued)

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

14. COMMITMENTS AND CONTINGENCIES

The Company has an operating lease for office space located at Strathvale House, 2nd Floor, 90 North Church Street, Grand Cayman, Cayman Islands. The term of the lease is thirty-eight months and commenced on April 17, 2015. The lease currently runs on a month-to-month basis. Rent expense under this lease for the years ended December 31, 2018 and 2017 were $67,000 and $62,000, respectively. There are currently no lease commitments as at December 31, 2018.

The Company also has an operating lease for residential space at Britannia Villas #616, Grand Cayman, Cayman Islands that currently runs on a month-to-month basis. Rent expense under this lease for each of the years ended December 31, 2018 and 2017 were $51,600. There are currently no lease commitments under this lease as at December 31, 2018.

15. RELATED PARTY TRANSACTIONS

The Company had entered into reinsurance agreements with Claddaugh, which is a related entity through common directorships. At December 31, 2018 and 2017, included within loss experience refund payable and unearned premiums reserve on the consolidated balance sheets are the following related-party amounts:

	December 31,
	2018	2017
	(in thousands)

Loss experience refund payable	$-	$135
Unearned premiums reserve	$-	$2,012

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

15. RELATED PARTY TRANSACTIONS (continued)

During the years ended December 31, 2018 and 2017, included within assumed premiums, change in loss experience refund payable and change in unearned premiums reserve on the consolidated statements of operations are the following related-party amounts:

	December 31,
	2018	2017
	(in thousands)

Revenue
Assumed premiums	$-	$3,400
Change in loss experience refund payable	$225	$1,335
Change in unearned premiums reserve	$592	$2,805

16. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	At December 31,
	2018	2017

Leasehold improvements	$21	21
Furniture and Fixtures	38	38
Motor vehicle	21	21
Computer equipment and software	32	32
Total, at cost	112	112
less accumulated depreciation and amortization	(94)	(76)
Property and equipment, net	$18	36

17.  SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements. Other than as disclosed in Notes 5 and 7 of these Consolidated Financial Statements, there were no other events subsequent to December 31, 2018 for which disclosure was required.

SCHEDULE I

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2018
(expressed in thousands of U.S. dollars)

Type of investment	Cost or Amortized Cost	Fair Value	Balance Sheet Value
Fixed-maturity securities
U.S. Treasury and agency securities	$991	$993	$993

Total fixed-maturity securities	991	993	993

Mutual Funds	-	-	-
Preferred stocks	-	-	-
Common stocks	210	162	162

Total equity securities	210	162	162

Total investments	$1,201	$1,155	1,155

SCHEDULE II

OXBRIDGE RE HOLDINGS LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEET - PARENT COMPANY ONLY
(expressed in thousands of U.S. Dollars)

	At December 31,
	2018	2017

Assets

Cash and cash equivalents	3,874	4,251
Investments, available for sale, at fair value	162	5,039
Investment in subsidiaries	2,272	2,698
Accrued interest and dividend receivable	-	35
Due from subsidiaries	2,054	1,857
Prepayment and other receivables	66	108
Property and equipment, net	18	36
Total assets	$8,446	14,024

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable and other liabilities	132	106

Shareholders’ equity:
Total shareholders’ equity	8,314	13,918
Total liabilities and shareholders’ equity	$8,446	14,024

SCHEDULE II (continued)

OXBRIDGE RE HOLDINGS LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF INCOME - PARENT COMPANY ONLY
(expressed in thousands of U.S. Dollars)

	Years Ended December 31,
	2018	2017
Revenue
Net investment income	$168	298
Net realized investment losses	(237)	(175)
Other income	1,586	1,644
Operating expenses	(1,264)	(1,316)
Income before equity in (loss) earnings of subsidiaries	253	451
Equity in (loss) earnings of subsidiaries	(6,002)	(21,043)

Net loss	$(5,749)	(20,592)

SCHEDULE II (continued)

OXBRIDGE RE HOLDINGS LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENT OF CASH - PARENT COMPANY ONLY
(expressed in thousands of U.S. Dollars)

	Years Ended December 31,
	2018	2017
Operating activities
Net loss	$(5,749)	(20,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of subsidiaries	6,002	21,043
Stock-based compensation	126	127
Net amortization of premiums on investments in fixed-maturity securities	7	84
Depreciation	18	24
Net realized investment losses	237	175
Change in operating assets and liabilities:
Accrued interest and dividend receivable	35	6
Due from subsidiary	(197)	(1,418)
Prepayment and other receivables	42	(19)
Accounts payable and other liabilities	26	(98)

Net cash used in operating activities	$547	(668)

Investing activities
Investment in subsidiary	(5,535)	(3,000)
Dividends from subsidiary	-	2,108
Purchase of available for sale securities	(7,939)	(18,659)
Proceeds from sale of available for sale securities	12,550	21,268
Purchase of property and equipment	-	(6)

Net cash provided by investing activities	$(924)	1,711

Financing activities
Repurchases of common stock under share repurchase plan	-	(1,061)
Cash dividends paid	-	(2,091)

Net cash used in financing activities	$-	(3,152)

Net change in cash and cash equivalents	(377)	(2,109)
Cash and cash equivalents at beginning of year	4,251	6,360
Cash and cash equivalents at end of year	$3,874	4,251

SCHEDULE III

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(expressed in thousands of U.S. dollars)

			Reserves
			for losses
			and loss				Net losses,	Amortization
		Deferred	adjustment	Unearned	Net		and loss	of deferred		Gross
		acquisition	expenses	premiums	premiums	Investment	adjustment	acquisition	Operating	premiums
Year	Segment	costs, net	– gross	– gross	earned	income (loss)	expenses	costs	expenses	written
2018	Property & Casualty	$-	$4,108	$-	$2,728	$(255)	$10,006	$263	$1,282	$2,361
2017	Property & Casualty	$48	$4,836	$2,012	$23,567	$274	$42,427	$681	$1,325	$18,263

SCHEDULE IV

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
REINSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017
(expressed in thousands of U.S. dollars)

Year	Segment	Direct Gross Premiums	Premiums ceded to other companies	Premiums assumed from other companies	Net amount	Percentage of amount assumed to net
2018	Property & Casualty	$-	$-	$2,361	$2,361	100%

2017	Property & Casualty	$-	$880	$18,263	$17,383	105%