Form 10-Q
period 2019-03-31
OXBRIDGE RE HOLDINGS Ltd
filed 2019-05-14
CIK 1584831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

[ ]
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 1-36346

OXBRIDGE RE HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1150254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 201 42 Edward Church Street, Georgetown P.O. Box 469 Grand Cayman, Cayman Islands	KY1-9006
(Address of principal executive offices)	(Zip Code)

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

As of May 14, 2019; 5,733,587 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At March 31, 2019	At December 31, 2018
	(Unaudited)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost: $0 and $991 respectively)	$-	993
Equity securities, at fair value (cost: $209 and $210, respectively)	213	162
Total investments	213	1,155
Cash and cash equivalents	7,894	8,074
Restricted cash and cash equivalents	148	3,225
Accrued interest and dividend receivable	8	15
Operating lease right-of-use assets	155	-
Prepayment and other assets	125	74
Property and equipment, net	16	18
Total assets	$8,559	12,561

Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$107	4,108
Operating lease liabilities	149	-
Accounts payable and other liabilities	129	139
Total liabilities	385	4,247

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 5,733,587 shares issued and outstanding)	6	6
Additional paid-in capital	32,235	32,226
Accumulated Deficit	(24,067)	(23,920)
Accumulated other comprehensive income	-	2
Total shareholders’ equity	8,174	8,314
Total liabilities and shareholders’ equity	$8,559	12,561

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
 Consolidated Statements of Operations
(Unaudited)
(expressed in thousands of U.S. Dollars, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018

Revenue

Net premiums earned	-	220
Net income from derivative instruments	-	168
Net investment income	63	72
Net realized investment gains (losses)	3	(173)
Change in fair value of equity securities	51	(172)

Total revenue	117	115

Expenses
Losses and loss adjustment expenses	-	-
Policy acquisition costs and underwriting expenses	-	8
General and administrative expenses	264	318

Total expenses	264	326

Net loss	(147)	(211)

Loss per share
Basic and Diluted	(0.03)	(0.04)

Weighted-average shares outstanding
Basic and Diluted	5,733,587	5,733,587

Dividends paid per share	-	-

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
 Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Three Months Ended
	March 31,
	2019	2018

Net loss	(147)	(211)
Other comprehensive loss:
Change in unrealized loss on investments:
Unrealized gain (loss) arising during the period	1	(176)
Reclassification adjustment for net realized (gains) losses included in net loss	(3)	173

Net change in unrealized loss	(2)	(3)

Total other comprehensive loss	(2)	(3)

Comprehensive loss	(149)	(214)

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
 Consolidated Statements of Cash Flows
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Three Months Ended
	March 31,
	2019	2018
Operating activities
Net loss	$(147)	(211)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	9	31
Net amortization of premiums on investments in fixed-maturity securities	-	7
Depreciation and amortization	2	6
Net realized investment losses (gains)	(3)	173
Change in fair value of equity securities	(51)	172
Change in operating assets and liabilities:
Accrued interest and dividend receivable	7	8
Premiums receivable	-	216
Deferred policy acquisition costs	-	8
Operating lease right-of-use assets	(6)	-
Prepayment and other receivables	(51)	(11)
Reserve for losses and loss adjustment expenses	(4,001)	(682)
Loss experience refund payable	-	135
Losses payable	-	(10)
Unearned premiums reserve	-	(355)
Accounts payable and other liabilities	(10)	832

Net cash (used in)/provided by operating activities	$(4,251)	319

Investing activities
Purchase of fixed-maturity securities	-	(2,973)
Purchase of equity securities	-	(5,804)
Proceeds from sale of fixed-maturity and equity securities	994	9,033

Net cash provided by investing activities	$994	256

Financing activities
Repurchases of common stock under share repurchase plan	-	-
Dividends paid	-	-

Net cash used in financing activities	$-	-
	(continued)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
 Consolidated Statements of Cash Flows, continued
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Three Months Ended
	March 31,
	2019	2018

Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the period	(3,257)	575
Balance at beginning of period	11,299	10,887

Balance at end of period	$8,042	11,462

Supplemental disclosure of cash flow information
Interest paid	-	-
Income taxes paid	-	-

Non-cash transaction activities
Net change in unrealized loss on securities available for sale	(2)	(3)
Operating lease right-of-use assets	(155)	-
Operating lease liabilities	149	-

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
  Three Months Ended March 31, 2019 and 2018
(expressed in thousands of U.S. Dollars, except share amounts)

	Ordinary Share Capital Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

Balance at December 31, 2017	5,733,587	6	32,100	(18,149)	(39)	13,918
Cumulative effect of change in accounting for equity securities as of January 1, 2018	-	-	-	(22)	22	-
Net loss for the period	-	-	-	(211)	-	(211)
Stock-based compensation	-	-	31	-	-	31
Total other comprehensive loss	-	-	-	-	(3)	(3)
Balance at March 31, 2018	5,733,587	6	32,131	(18,382)	(20)	13,735

Balance at December 31, 2018	5,733,587	6	32,226	(23,920)	2	8,314
Net loss for the period	-	-	-	(147)	-	(147)
Stock-based compensation	-	-	9	-	-	9
Total other comprehensive loss	-	-	-	-	(2)	(2)
Balance at March 31, 2019	5,733,587	6	32,235	(24,067)	-	8,174

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019

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

(b)
Basis of Presentation and Consolidation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of March 31, 2019 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2019. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s Form 10-K, which was filed with the SEC on March 19, 2019.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the reserve for losses and loss adjustment expenses, which include amounts estimated for claims incurred but not yet reported. The Company uses various assumptions and actuarial data it believes to be reasonable under the circumstances to make these estimates. In addition, accounting policies specific to valuation of investments and assessment of other-than-temporary impairment (“OTTI”) involve significant judgments and estimates material to the Company’s consolidated financial statements. Although considerable variability is likely to be inherent in these estimates, management believes that the amounts provided are reasonable. These estimates are continually reviewed and adjusted if necessary. Such adjustments are reflected in current operations.

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
March 31, 2019

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

Investments: The Company’s investments consist of fixed-maturity securities and equity securities, and for which its fixed-maturity securities are classified as available-for-sale. The Company’s available for sale investments are carried at fair value with changes in fair value included as a separate component of accumulated other comprehensive loss in shareholders’ equity. For the Company’s investment in equity securities, the changes in fair value are recorded within the consolidated statements of operations.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019

Derivative Financial Instruments: The Company may from time to time enter into underwriting contracts such as industry loss warranty contracts (“ILW”) that are treated as derivatives for GAAP purposes. GAAP requires that an entity recognize all derivatives in the consolidated balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in operations or comprehensive loss. The Company’s derivative financial instrument assets are included in prepayments and other assets. Derivative financial instrument liabilities are included in accounts payable and other liabilities.

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At March 31, 2019, the Company had no DAC.

Property and equipment:  Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the three month periods ended March 31, 2019 and 2018, there were no impairments in property and equipment.

Allowance for uncollectible receivables: Management evaluates credit quality by evaluating the exposure to individual counterparties; where warranted management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized as income in the year in which they are determined. At March 31, 2019, no receivables were determined to be overdue or impaired and, accordingly, no allowance for uncollectible receivables has been established.

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
March 31, 2019

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

For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at March 31, 2019.

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

Stock-Based Compensation: The Company accounts for stock-based compensation under the fair value recognition provisions of GAAP which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors, including stock options and restricted stock issuances based on estimated fair values. The Company measures compensation for restricted stock based on the price of the Company’s ordinary shares at the grant date. Determining the fair value of stock options at the grant date requires significant estimation and judgment. The Company uses an option-pricing model (Black-Scholes option pricing model) to assist in the calculation of fair value for stock options. The Company's shares have not been publicly traded for a sufficient length of time to solely use the Company's performance to reasonably estimate the expected volatility. Therefore, when estimating the expected volatility, the Company takes into consideration the historical volatility of similar entities. The Company considers factors such as an entity's industry, stage of life cycle, size and financial leverage when selecting similar entities. The Company uses a sample peer group of companies in the reinsurance industry and/or the Company’s own historical volatility in determining the expected volatility. Additionally, the Company uses the full life of the options, ten years, as the estimated term of the options, and has assumed no forfeitures during the life of the options.

The Company uses the straight-line attribution method for all grants that include only a service condition. Compensation expense related to all awards is included in general and administrative expenses.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019

Recent adopted accounting pronouncements:

Accounting Standards Update No. 2016-02. In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)," which supersedes Topic 840 and creates the new lease accounting standards for lessees and lessors, primarily related to the recognition of lease assets and liabilities by lessees for leases classified as operating leases. Under previous guidance for lessees, leases were only included on the balance sheet if certain criteria, classifying the agreement as a capital lease, were met. This update requires the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months.

For operating leases, the asset and liability are expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability is recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability is classified as a financing activity while the interest component is included in the operating section of the statement of cash flows.

   We adopted ASU 2016-02, ASU 2018-10 Codification Improvements to Topic 842: Leases and ASU 2018-11 Leases (Topic 842): Targeted Improvements on January 1, 2019.  We applied the standards using the alternative transition method provided by ASU 2018-11 under which leases were recognized at the date of adoption and a cumulative-effective adjustment to the opening balance of retained earnings would have been recognized in the period of adoption. As the standard did not have an impact on our net earnings, no adjustment to the opening balance of retained earnings was required. As of March 31, 2019, $155 thousand of right-of-use assets and $149 thousand of lease liabilities for operating leases were added as operating lease right-of-use assets and operating lease liabilities line items, respectively, on the consolidated balance sheet as a result of the adoption of this update. We implemented controls for the adoption of the standard and the ongoing monitoring of the right-of-use asset and lease liability, but they did not materially affect our internal control over financial reporting.

Accounting Standards Update No. 2018-07. In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The ASU is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. The ASU expands the scope of Topic 718. Compensation Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity-Equity-Based payments to Non-Employees. The ASU is effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Effective January 1, 2019, the Company has adopted ASU 2018-07 there has been no material impact on the consolidated financial position, cash flows or results of operations.

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

Accounting Standards Update No. 2018-13. In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”).  ASU 2018-13 removes, modifies and adds certain disclosure requirements associated with fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. We are currently evaluating our timeline for the adoption of this ASU, which only affects the presentation of certain disclosures and is not expected to impact our results of operations, financial position or liquidity.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019

3.
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At March 31,	At December 31,
	2019	2018
	(in thousands)

Cash on deposit	3,681	$3,965
Cash held with custodians	4,213	4,109
Restricted cash held in trust	148	3,225

Total	8,042	11,299

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019
4. INVESTMENTS

The Company invests in fixed-maturity securities and equity securities, with its fixed-maturity securities classified as available-for-sale. At March 31, 2019, the Company did not hold any available-for-sale securities. At December 31, 2018, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Estimated Fair Value
As of December 31, 2018	($ in thousands)
Fixed-maturity securities
U.S. Treasury and agency securities	$991	$2	$-	$993

Total fixed-maturity securities	991	2	-	993

Total available for sale securities	$991	$2	$-	$993

At March 31, 2019 and December 31, 2018, available-for-sale securities with fair value of $0 and $993,000, respectively, were held in trust accounts as collateral under reinsurance contacts with the Company’s ceding insurers.

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties.  All of the Company's available for sale securities have scheduled contractual maturities after one year and through five years at December 31, 2018.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019

4.
INVESTMENTS (continued)

Proceeds received, and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities, and equity securities, for the three months ended March 31, 2019 and 2018 were as follows:

	Gross proceeds from sales	Gross Realized Gains	Gross Realized Losses
	($ in thousands)

Three Months Ended March 31, 2019
Available-for-sale fixed-maturity securities	$994	$3	$-

Equity securities	$-	$-	$-

Three Months Ended March 31, 2018
Available-for-sale fixed-maturity securities	$3,000	$3	$-

Equity securities	$6,033	$418	$(594)

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

At  December 31, 2018, there were no available-for-sale securities in an unrealized loss position.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019

4.
INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2019 and December 31, 2018:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2019	($ in thousands)
Financial Assets:
Cash and cash equivalents	$7,894	$-	$-	$7,894

Restricted cash and cash equivalents	$148	$-	$-	$148

All other common stocks	213	-	-	213

Total equity securities	213	-	-	213

Total securities	213	-	-	213

Total	$8,255	$-	$-	$8,255

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2018	($ in thousands)
Financial Assets:
Cash and cash equivalents	$8,074	$-	$-	$8,074

Restricted cash and cash equivalents	$3,225	$-	$-	$3,225

Fixed-maturity securities:
U.S. Treasury and agency securities	-	993	-	993

Total fixed-maturity securities	-	993	-	993

Total equity securities	162	-	-	162

Total available for sale securities	162	993	-	1,155

Total	$11,461	$993	$-	$12,454

There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2019 and 2018.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019

5.  DERIVATIVE INSTRUMENTS

Inward Industry Loss Warranty ("ILW") Swap

In January 2018, the Company entered into an inward ILW swap (the "2018 Inward ILW Swap") with a third-party under which qualifying loss payments are triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured. In return for a fixed payment received of $1 million, the Company was required to make a floating payment in the event of certain losses incurred from specified natural catastrophes in North America, Caribbean, Europe, Japan, Australia, New Zealand and Latin America from January 2018 to December 2018. The Company’s maximum payment obligation under the 2018 Inward ILW Swap was $4 million. The ILW Swap expired on December 31, 2018 and the Company did not not renew the ILW Swap during the quarter ending March 31, 2019.

During the quarter ending March 31, 2019, the Company settled its payment obligation of $4 million under the 2018 Inward ILW Swap.

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
March 31, 2019

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

Notes Payable to Series 2018-1 noteholders

Oxbridge Re NS issued $2 million of participating notes on June 1, 2018, all of which were issued to third parties and which provides quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. The operations of Oxbridge Re NS commenced on June 1, 2018. The participating notes were due to mature on June 1, 2021. However, during the quarter ending December 31, 2018, the participating notes were triggered, and suffered full loss.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019

8.  RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table summarizes the Company’s loss and loss adjustment expenses (“LAE”) and the reserve for loss and LAE reserve movements for the three-month periods ending March 31, 2019 and 2018:

	At March 31,	At March 31,
	2019	2018
	(in thousands)

Balance, beginning of period	4,108	$4,836
Incurred related to:
Current period	-	-
Prior period	-	-
Total incurred	-	-
Paid related to:
Current period	-	-
Prior period	(4,001)	(682)
Total paid	(4,001)	(682)
Balance, end of period	107	$4,154

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019

9.  LOSS PER SHARE

A summary of the numerator and denominator of the basic and diluted loss per share is presented below (dollars in thousands except per share amounts):

	Three Months Ended
	March 31,
	2019	2018

Numerator:
Net loss	(147)	(211)

Denominator:
Weighted average shares - basic	5,733,587	5,733,587
Weighted average shares - diluted	5,733,587	5,733,587
Loss per share - basic	(0.03)	(0.04)
Loss per share - diluted	(0.03)	(0.04)

For the three-month periods ended March 31, 2019 and 2018, options to purchase 540,000 ordinary shares were anti-dilutive due to net loss during the periods presented.

For the three-month periods ended March 31, 2019 and 2018, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive due to net loss during the periods presented.

GAAP requires the Company to use the two-class method in computing basic loss per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted loss per share during periods of net loss.

10.  SHAREHOLDERS’ EQUITY

On February 28, 2014, the Company’s Registration Statement on Form S-1, as amended, relating to the initial public offering of the Company’s units was declared effective by the SEC. The Registration Statement covered the offer and sale by the Company of 4,884,650 units, each consisting of one ordinary share and one warrant (“Unit”), which were sold to the public on March 26, 2014 at a price of $6.00 per Unit. The ordinary shares and warrants comprising the Units began separate trading on May 9, 2014. The ordinary shares and warrants are traded on the Nasdaq Capital Market under the symbols “OXBR” and “OXBRW,” respectively. One warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per share on or before March 26, 2024, as amended. At any time after September 26, 2014 and before the expiration of the warrants, the Company at its option may cancel the warrants in whole or in part, provided that the closing price per ordinary share has exceeded $9.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period.

The initial public offering resulted in aggregate gross proceeds to the Company of approximately $29.3 million (of which approximately $5 million related to the fair value proceeds on the warrants issued) and net proceeds of approximately $26.9 million after deducting underwriting commissions and offering expenses.

There were 8,230,700 warrants outstanding at March 31, 2019 and 2018. No warrants were exercised during the three-month periods ended March 31, 2019 and 2018.

As of March 31, 2019, none of the Company’s retained earnings were restricted from payment of dividends to the company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in its subsidiaries, a dividend from the subsidiaries would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement. See also Note 12.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019
11.
SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. At March 31, 2019, there were 400,000 shares available for grant under the Plan.

Stock options

The Company accounts for share-based compensation under the fair value recognition provisions of ASC Topic 718 – “Compensation – Stock Compensation.” Stock options granted and outstanding under the Plan vests quarterly over four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three and nine-month periods ended March 31, 2019 and 2018 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2019	250,000
Granted	290,000	$2.00
Outstanding at March 31, 2019	540,000	$3.86	8.1 years	$-
Exercisable at March 31, 2019	246,250	$5.71	6.4 years	$-
Outstanding at January 1, 2018	250,000
Granted	-
Outstanding at March 31, 2018	250,000	$6.01	7.2 years	$-
Exercisable at March 31, 2018	176,875	$6.01	7.2 years	$-

Compensation expense recognized for the three-month periods ended March 31, 2019 and 2018 totaled $9,000. Compensation expense is included in general and administrative expenses. At March 31, 2019 and 2018, there was approximately $112,000 and $44,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of thirty-nine (39) months.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019
11.
SHARE-BASED COMPENSATION (continued)

During the three-month period ended March 31, 2019 and 2018, 290,000 (2018: Nil) options were granted with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

2019

Expected dividend yield	0%
Expected volatility	31%
Risk-free interest rate	2.59%
Expected life (in years)	10
Per share grant date fair value of options issued	$0.36

At the time of the grant, the dividend yield was based on the Company’s history and expectation of dividend payouts at the time of the grant; expected volatility was based on volatility of similar companies’ common stock; the risk-free rate was based on the U.S. Treasury yield curve in effect and the expected life was based on the contractual life of the options.

Restricted Stock Awards

The Company has granted and may grant restricted stock awards to eligible individuals in connection with their service to the Company. The terms of the Company’s outstanding restricted stock grants may include service, performance and market-based conditions. The fair value of any awards with market-based conditions is determined using a Monte Carlo simulation method, which calculates many potential outcomes for an award and then establishes fair value based on the most likely outcome. The determination of fair value with respect to the awards with only performance or service-based conditions is based on the value of the Company’s stock on the grant date.

During the three-month periods ended March 31, 2019 and 2018, the Company did not grant any restricted stock. At March 31, 2019, there were no unvested restricted stock.

Compensation expense recognized for the three-month periods ended March 31, 2019 and 2018 totaled $0 and $22,000, respectively, and is included in general and administrative expenses. At March 31, 2019 and 2018, there was approximately $0 and $66,000, respectively, of total unrecognized compensation expense related to non-vested restricted stock granted under the Plan.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019
12.  NET WORTH FOR REGULATORY PURPOSES

The subsidiaries are subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of their respective licenses, Oxbridge Reinsurance Limited and Oxbridge Re NS are required to maintain a minimum and prescribed capital requirement of $500 in accordance with the relevant subsidiary’s approved business plan filed with CIMA.

At March 31, 2019, the Oxbridge Reinsurance Limited’s net worth of $1.9 million exceeded the minimum and prescribed capital requirement. For the three-month period ended March 31, 2019, the Subsidiary’s net loss was approximately $320 thousand.

At March 31, 2019, the Oxbridge Re NS’ net worth of $31 thousand exceeded the minimum and prescribed capital requirement. For the three-month period ended March 31, 2019, the Subsidiary’s net income was approximately $12 thousand.

The Subsidiaries are not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiaries' GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of March 31, 2019 or for the period then ended.

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
March 31, 2019

13. FAIR VALUE AND CERTAIN RISKS AND UNCERTAINTIES (cont’d)

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

14. LEASES

We adopted ASU 2016-02, Leases on January 1, 2019, which resulted in the recognition of operating leases on the consolidated balance sheet in 2019 and forward. See Note 2 – Significant Accounting Policies for more information on the adoption of the ASU. Right-of-use assets and lease liabilities are disclosed as line in the consolidated balance sheet. We determine if a contract contains a lease at inception and recognize operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments at the commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Lease agreements that have lease and non-lease components, are accounted for as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

The Company’s operating lease obligations are for the Company’s office facilities. Our lease have remaining lease terms of approximately 5 years, and include an option to extend the leases. Under the terms of the lease, the Company also has the right to terminate the lease after thirty-six (36) months upon giving appropriate notice in writing to the Lessor. The components of lease expense and other lease information as of and during the three-month period ended March 31, 2019 are as follows:

(in thousands)	For the Three-Month Period Ended March 31, 2019
Operating Lease Cost (1)	$19

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$33

(1) Includes short-term leases

(in thousands)	At March 31, 2019
Operating lease right-of-use assets	$155
Operating lease liabilities	$149
Weighted-average remaining lease term - operating leases	4.92years
Weighted-average discount rate - operating leases	6.5%

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2019

14. LEASES (cont’d)

Future minimum lease payments under non-cancellable leases as of March 31, 2019, reconciled to our discounted operating lease liability presented on the consolidated balance sheet are as follows:

(in thousands)	At March 31, 2019	At December 31, 2019
Remainder of 2019	$21	$-
2020	36	-
2021	36	-
2022	37	-
2023	37	-
Thereafter	6	-
Total future minimum lease payments	$173	$-

Less imputed interest	(24)	N/A
Total operating lease liability	$149	N/A

15. RELATED PARTY TRANSACTIONS

The Company had entered into reinsurance agreements with Claddaugh, which is a related entity through common directorships. At March 31, 2019 and December 31, 2018, there were no related-party amounts included within loss experience refund payable and unearned premiums reserve on the consolidated balance sheets.

During the three-month periods ended March 31, 2019 and 2018, included within change in loss experience refund payable and change in unearned premiums reserve on the consolidated statements of operations are the following related-party amounts:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)

Revenue
Change in loss experience refund payable	$-	$(135)
Change in unearned premiums reserve	$-	$355

16.  SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements. There were no other events subsequent to March 31, 2019 for which disclosure was required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including in this Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” contained in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 19, 2019. We undertake no obligation to publicly update or revise any forward -looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward -looking statements which speak only to the dates on which they were made.

GENERAL

The following is a discussion and analysis of our results of operations for the three-month periods ended March 31, 2019 and 2018 and our financial condition as of March 31, 2019 and December 31, 2018. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 19, 2019. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, unless the context dictates otherwise.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three-month periods ended March 31, 2019 and 2018 (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2019	2018

Revenue

Net premiums earned	-	220
Net income from derivative instruments	-	168
Net investment income	63	72
Net realized investment gains (losses)	3	(173)
Change in fair value of equity securities	51	(172)

Total revenue	117	115

Expenses
Losses and loss adjustment expenses	-	-
Policy acquisition costs and underwriting expenses	-	8
General and administrative expenses	264	318

Total expenses	264	326

Net loss	$(147)	(211)

Loss per share
Basic and Diluted	$(0.03)	(0.04)

Dividends paid per share	$-	0

Performance ratios to net premiums earned:
Loss ratio	0.0%	0.0%
Acquisition cost ratio	0.0%	3.6%
Expense ratio	0.0%*	84.0%
Combined ratio	0.0%*	84.0%

*Ratios reflected as 0.0% due to no "net premiums earned" during the period.

General. Net loss for the quarter ended March 31, 2019 was $147 thousand, or ($0.03) per basic and diluted share, compared to a net loss of $211 thousand, or ($0.04) per basic and diluted share, for the quarter ended March 31, 2018. The decrease is due primarily to lower general and administrative expenses incurred during the quarter.

Premium Income. Net premiums earned typically reflects the pro rata inclusion into income of premiums assumed (net of loss experience refund) over the life of the reinsurance contracts.

Net premiums earned for the quarter ended March 31, 2019 decreased $220 thousand to Nil from $220 thousand for the quarter ended March 31, 2018. The decrease is wholly due to the previous acceleration of premium recognition due to full limit losses being incurred on all of our reinsurance contracts during the quarter ended December 31, 2018, as well as the fact that no new contracts were written in the current period, when compared to the same year ago period.

Losses Incurred. There were no losses incurred during the three-month periods ending March 31, 2019 and 2018.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs and underwriting expenses for the quarter ended March 31, 2019 decreased to Nil from $8 thousand for the quarter ended March 31, 2018. The decrease is wholly due to the fact there are no unexpired reinsurance contracts in force during the current quarter, when compared with prior year-ago period.

General and Administrative Expenses. General and administrative expenses for the quarter ended March 31, 2019 decreased $54 thousand, to $264 thousand, from $318 thousand for the quarter ended March 31, 2018. The decrease is due to cost savings initiatives by the Company.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio for the quarter ended March 31, 2019 was 0%. This is due to no loss and loss adjustment expenses incurred in the quarter ended March 31, 2019.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio decreased from 3.6% for the quarter ended March 31, 2018 to 0% for the quarter ended March 31, 2019. The decrease is due to the fact that there have been no acquisition costs incurred during the current quarter, when compared with three-month period ended March 31, 2018.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and other administrative expenses to net premiums earned. In addition, the expense ratio includes any gain or loss resulting from deposit accounted contracts as well as any amortized cost of weather derivative swaps entered into as part of our underwriting activities. We use the expense ratio to measure our operating performance. The expense ratio decreased from 84% for the three-month period ended March 31, 2018 to 0% for the three-month period ended March 31, 2019. The decrease is wholly primarily to a denominator of $0 in net premiums earned and net income from derivative instruments as recorded during the three-month period ended March 31, 2019, when compared with the three-month period ended March 31, 2018.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, we are not underwriting profitably and may not be profitable. The combined ratio decreased from 84% for the three-month period ended March 31, 2018 to 0% for the three-month period ended March 31, 2019. The decrease in the combined ratio is wholly due to a denominator of $0 in net premiums earned and net income from derivative instruments as recorded during the three-month period ended March 31, 2019, when compared with the three-month period ended March 31, 2018.

FINANCIAL CONDITION – MARCH 31, 2019 COMPARED TO DECEMBER 31, 2018

Restricted Cash and Cash Equivalents. As of March 31, 2019, our restricted cash and cash equivalents decreased by $3.1 million, or 95%, to $148 thousand, from $3.2 million as of December 31, 2018. The decrease is the result of the withdrawal by the counterparty of our ILW Swap for settlement of losses during the three months ended March 31, 2019.

Investments. As of March 31, 2019, our fixed-maturity and equity securities decreased by $942 thousand or 82% to $213 thousand, from $1.2 million as of December 31, 2018. The decrease is primarily a result of net sales of fixed-maturity securities during the three-month period ended March 31, 2019.

Reserve for losses and loss adjustment expenses. As of March 31, 2019, our reserve for losses and loss adjustment expenses decreased by $4 million, or 97%, to $107 thousand, from $4.1 million at December 31, 2018. The decrease is wholly due to the settlement of losses on weather-related events occurring in previous quarters for which the Company had set up appropriate reserves.

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

As of March 31, 2019, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. During the quarter ending June 30, 2018, we issued participating notes through our reinsurance sidecar subsidiary, Oxbridge Re NS. These participating notes were triggered during the quarter ended December 31, 2018. We have no current plans to issue further debt, other than through additional participating notes and we expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, its subsidiaries Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for each subsidiary is $500. As of March 31, 2019, each subsidiary exceeded the minimum required. By law, each subsidiary is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Our reinsurance operations exposed us to claims arising out of unpredictable catastrophic events during the fourth quarter of 2018. The incidence and severity of catastrophes are inherently unpredictable, but the loss experience of property catastrophe reinsurers has been generally characterized as low frequency and high severity. Claims from catastrophic events have reduced our earnings and caused substantial volatility in our results of operations, and adversely affected our financial condition.

The corresponding reduction in our surplus level will impact our ability to write new reinsurance policies at future renewal periods.

Cash Flows

Our cash flows from operating, investing and financing activities for the three-month periods ended March 31, 2019 and 2018 are summarized below.

Cash Flows for the Three months ended March 31, 2019 (in thousands)

Net cash used in operating activities for the three months ended March 31, 2019 totaled $4,251, which consisted primarily of cash received from investments less cash disbursed for operating expenses and net loss payments. Net cash provided by investing activities of $994 was primarily due to the net proceeds from sale of fixed-maturity securities. Net cash used in financing activities totaled $Nil.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

As of March 31, 2019, our best estimate for reserves for loss and loss adjustment expenses was $107,000, with IBNR representing approximately 70% of such reserves.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.
Legal Proceedings

We are not currently involved in any litigation or arbitration. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

Item 1A.
Risk Factors

There have been no material changes to the risk factors previously disclosed in the section entitled “Risk Factors” in our Form 10-K, which was filed with the Securities and Exchange Commission on March 19, 2019.

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

101
The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: May 14, 2019	By: /s/ JAY MADHU
Jay Madhu Chief Executive Officer and President (Principal Executive Officer)

Date: May 14 2019	By: /s/ WRENDON TIMOTHY
Wrendon Timothy Chief Financial Officer and Secretary (Principal Financial Officer and PrincipalAccounting Officer)