Form 10-Q
period 2019-06-30
OXBRIDGE RE HOLDINGS Ltd
filed 2019-08-01
CIK 1584831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 1-36346

OXBRIDGE RE HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1150254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 20142 Edward Street, GeorgetownP.O. Box 469 Grand Cayman, Cayman Islands	KY1-9006
(Address of principal executive offices)	(Zip Code)

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

As of August 6, 2019; 5,733,587 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At June 30, 2019	At December 31, 2018
	(Unaudited)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost of $991 in 2018)	$-	993
Equity securities, at fair value (cost : $612 and $210 respectively)	567	162
Total investments	567	1,155
Cash and cash equivalents	6,274	8,074
Restricted cash and cash equivalents	1,751	3,225
Accrued interest and dividend receivable	9	15
Premiums receivable	993	-
Deferred policy acquisition costs	113	-
Operating lease right-of-use assets	146	-
Prepayment and other assets	123	74
Property and equipment, net	13	18
Total assets	$9,989	12,561

Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$107	4,108
Notes payable to Series 2019-1 noteholders	600	-
Unearned premiums reserve	1,023	-
Operating lease liabilities	146	-
Accounts payable and other liabilities	134	139
Total liabilities	2,010	4,247

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 5,733,587 shares issued and outstanding)	6	6
Additional paid-in capital	32,244	32,226
Accumulated Deficit	(24,271)	(23,920)
Accumulated other comprehensive income	-	2
Total shareholders’ equity	7,979	8,314
Total liabilities and shareholders’ equity	$9,989	12,561

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
 Consolidated Statements of Operations
(Unaudited)
(expressed in thousands of U.S. Dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue
Assumed premiums	$1,116	2,580	1,116	2,580
Change in loss experience refund payable	-	(90)	-	(225)
Change in unearned premiums reserve	(1,023)	(2,156)	(1,023)	(1,801)

Net premiums earned	93	334	93	554
Net income from derivative instruments	-	208	-	376
Net investment and other income	64	108	128	180
Net realized investment gains (losses)	-	-	3	(176)
Change in fair value of equity securities	(48)	73	3	(96)

Total revenue	109	723	227	838

Expenses
Net loss on commutation	-	8	-	8
Policy acquisition costs and underwriting expenses	10	29	10	38
General and administrative expenses	280	359	544	676

Total expenses	290	396	554	722

(Loss) Income before (income) attributable to Series 2019-1 noteholders	$(181)	327	(327)	116

(Income) attributable to Series 2019-1 noteholders	(24)	(62)	(24)	(62)

Net (loss) income	(205)	265	(351)	54

(Loss) Earnings per share
Basic and Diluted	$(0.04)	0.05	(0.06)	0.01

Dividends paid per share	$-	-	-	-

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
 Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net (loss) income	$(205)	265	(351)	54
Other comprehensive (loss) income:
Change in unrealized loss on investments:
Unrealized (loss) gain arising during the period	-	(1)	1	(177)
Reclassification adjustment for net realized losses (gains) included in net (loss) income	-	-	(3)	173

Net change in unrealized loss	-	(1)	(2)	(4)

Total other comprehensive loss	-	(1)	(2)	(4)

Comprehensive (loss) income	$(205)	264	(353)	50

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
 Consolidated Statements of Cash Flows
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Six Months Ended
	June 30,
	2019	2018
Operating activities
Net (loss) income	$(351)	54
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	18	63
Net amortization of premiums on investments in fixed-maturity securities	-	7
Depreciation and amortization	5	11
Net realized investment (gains) losses	(3)	176
Change in fair value of equity securities	(3)	96
Change in operating assets and liabilities:
Accrued interest and dividend receivable	6	11
Premiums receivable	(993)	1,460
Deferred policy acquisition costs	(113)	(215)
Prepayment and other assets	(49)	(24)
Reserve for losses and loss adjustment expenses	(4,001)	(4,669)
Loss experience refund payable	-	(135)
Losses payable	-	410
Unearned premiums reserve	1,023	381
Accounts payable and other liabilities	(5)	839

Net cash used in operating activities	$(4,466)	(1,535)

Investing activities
Purchase of fixed-maturity securities	-	(3,336)
Purchase of equity securities	(402)	(5,804)
Proceeds from sale of fixed-maturity and equity securities	994	9,033

Net cash provided by (used in) investing activities	$592	(107)

Financing activities
Proceeds on issuance of notes payable to Series 2019-1 noteholders	600	2,000

Net cash provided by financing activities	$600	2,000

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
 Consolidated Statements of Cash Flows, continued
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Six Months Ended
	June 30,
	2019	2018

Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the period	(3,274)	358
Balance, beginning of period	11,299	10,887

Balance, end of period	$8,025	11,245

Supplemental disclosure of cash flow information
Interest paid	-	-
Income taxes paid	-	-

Non-cash transactions
Net change in unrealized loss on securities available for sale	(2)	(4)
Operating lease right-of-use assets	146	-
Operating lease liability	146	-

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
  Three and Six Months Ended June 30, 2019 and 2018
(expressed in thousands of U.S. Dollars, except share amounts)

	Ordinary Share Capital		Additional Paid-in	Accumulated	Accumulated Other	Total Shareholders'
	Shares	Amount	Capital	Deficit	Comprehensive Loss	Equity

Balance at December 31, 2017	5,733,587	6	32,100	(18,149)	(39)	13,918
Cumulative effect of change in accounting for equity securities as of January 1, 2018	-	-	-	(22)	22	-
Net loss for the period	-	-	-	(211)	-	(211)
Stock-based compensation	-	-	31	-	-	31
Total other comprehensive loss	-	-	-	-	(3)	(3)
Balance at March 31, 2018	5,733,587	6	32,131	(18,382)	(20)	13,735
Net income for the period	-	-	-	265	-	265
Stock-based compensation	-	-	32	-	-	32
Total other comprehensive loss	-	-	-	-	(1)	(1)
Balance at June 30, 2018	5,733,587	6	32,163	(18,117)	(21)	14,031

Balance at December 31, 2018	5,733,587	6	32,226	(23,920)	2	8,314
Net loss for the period	-	-	-	(146)	-	(146)
Stock-based compensation	-	-	9	-	-	9
Total other comprehensive loss	-	-	-	-	(2)	(2)
Balance at March 31, 2019	5,733,587	6	32,235	(24,066)	-	8,175
Net loss for the period	-	-	-	(205)	-	(205)
Stock-based compensation	-	-	9	-	-	9
Total other comprehensive loss	-	-	-	-	-	-
Balance at June 30, 2019	5,733,587	6	32,244	(24,271)	-	7,979

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
June 30, 2019

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

(b)
Basis of Presentation and Consolidation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of June 30, 2019 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2019. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s Form 10-K, which was filed with the SEC on March 19, 2019.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the reserve for losses and loss adjustment expenses, which include amounts estimated for claims incurred but not yet reported. The Company uses various assumptions and actuarial data it believes to be reasonable under the circumstances to make these estimates. In addition, accounting policies specific to valuation of investments and assessment of other-than-temporary impairment (“OTTI”) may involve significant judgments and estimates material to the Company’s consolidated financial statements. Although considerable variability is likely to be inherent in these estimates, management believes that any amounts provided are reasonable. These estimates are continually reviewed and adjusted if necessary. Such adjustments are reflected in current operations.

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

The Company reviews all fixed-maturity securities for other-than-temporary impairment on a quarterly basis and more frequently when economic or market conditions warrant such review. When the fair value of any investment is lower than its cost, an assessment is made to see whether the decline is temporary of other-than-temporary. If the decline is determined to be other-than-temporary the investment is written down to fair value and an impairment charge is recognized in operations in the period in which the Company makes such determination. For a fixed-maturity security that the Company does not intend to sell nor is it more likely than not that the Company will be required to sell before recovery of its amortized cost, only the credit loss component is recognized in operations, while impairment related to all other factors is recognized in other comprehensive income. The Company considers various factors in determining whether an individual security is other-than-temporarily impaired (see Note 4).

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

Derivative Financial Instruments: The Company may from time to time enter into underwriting contracts such as industry loss warranty contracts (“ILW”) that are treated as derivatives for GAAP purposes. GAAP requires that an entity recognize all derivatives in the consolidated balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in operations or comprehensive loss.  The Company did not have any derivative financial instrument assets at June 30, 2019 or December 31, 2018. There were no derivative financial instrument liabilities at June 30, 2019, and all derivative financial liabilities at December 31, 2018 have been included with reserve for losses and loss adjustment expenses..

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At June 30, 2019, the DAC was considered fully recoverable and no premium deficiency loss was recorded.

Property and equipment:  Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the three-month and six-month periods ended June 30, 2019 and 2018, there were no impairments in property and equipment.

Allowance for uncollectible receivables: Management evaluates credit quality by evaluating the exposure to individual counterparties; where warranted management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized as income in the year in which they are determined. At June 30, 2019, no receivables were determined to be overdue or impaired and, accordingly, no allowance for uncollectible receivables has been established.

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

Loss experience refund payable: Certain contracts may include retrospective provisions that adjust premiums or result in profit commissions in the event losses are minimal or zero. In accordance with GAAP, the Company will recognize a liability in the period in which the absence of loss experience obligates the Company to pay cash or other consideration under the contracts. On the contrary, the Company will derecognize such liability in the period in which a loss experience arises. Such adjustments to the liability, which accrue throughout the contract terms, will reduce the liability should a catastrophic loss event covered by the Company occur.

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
For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at June 30, 2019.

(Loss) Earnings Per Share: Basic (loss) earnings per share has been computed on the basis of the weighted-average number of ordinary shares outstanding during the periods presented. Diluted (loss) earnings per share is computed based on the weighted-average number of ordinary shares outstanding and reflects the assumed exercise or conversion of diluted securities, such as stock options and warrants, computed using the treasury stock method.

Stock-Based Compensation: The Company accounts for stock-based compensation under the fair value recognition provisions of GAAP which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors, including stock options and restricted stock issuances based on estimated fair values. The Company measures compensation for restricted stock based on the price of the Company’s ordinary shares at the grant date. Determining the fair value of stock options at the grant date requires significant estimation and judgment. The Company uses an option-pricing model (Black-Scholes option pricing model) to assist in the calculation of fair value for stock options. The Company's shares have not been publicly traded for a sufficient length of time to solely use the Company's performance to reasonably estimate the expected volatility. Therefore, when estimating the expected volatility, the Company takes into consideration the historical volatility of similar entities. The Company considers factors such as an entity's industry, stage of life cycle, size and financial leverage when selecting similar entities. The Company may use a sample peer group of companies in the reinsurance industry and/or the Company’s own historical volatility in determining the expected volatility. Additionally, the Company uses the full life of the options, ten years, as the estimated term of the options, and has assumed no forfeitures during the life of the options.

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

We adopted ASU 2016-02, ASU 2018-10 Codification Improvements to Topic 842: Leases and ASU 2018-11 Leases (Topic 842): Targeted Improvements on January 1, 2019.  We applied the standards using the alternative transition method provided by ASU 2018-11 under which leases were recognized at the date of adoption and a cumulative-effective adjustment to the opening balance of retained earnings would have been recognized in the period of adoption. As the standard did not have an impact on our net (loss) earnings, no adjustment to the opening balance of retained earnings was required. As of June 30, 2019, $146 thousand of right-of-use assets and $146 thousand of lease liabilities for operating leases were added as operating lease right-of-use assets and operating lease liabilities line items, respectively, on the consolidated balance sheet as a result of the adoption of this update. We implemented controls for the adoption of the standard and the ongoing monitoring of the right-of-use asset and lease liability, but they did not materially affect our internal control over financial reporting.

Accounting Standards Update No. 2018-07. In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The ASU is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. The ASU expands the scope of Topic 718. Compensation Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity-Based payments to Non-Employees. The ASU was effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Effective January 1, 2019, the Company has adopted ASU 2018-07 there has been no material impact on the consolidated financial position, cash flows or results of operations.

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

Reclassifications: Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

3.
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At June 30,	At December 31,
	2019	2018
	(in thousands)

Cash on deposit	$3,328	$3,965
Cash held with custodians	2,946	4,109
Restricted cash held in trust	1,751	3,225

Total	8,025	11,299

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

4.
INVESTMENTS

The Company from time to time invests in fixed-maturity securities and equity securities, with its fixed-maturity securities classified as available-for-sale. At June 30, 2019, the Company did not hold any available-for-sale securities. At December 31, 2018, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

	Cost or Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
	($ in thousands)
As of December 31, 2018
Fixed-maturity securities
U.S. Treasury and agency securities	$991	$2	$-	$993

Total fixed-maturity securities	991	2	-	993

Total available for sale securities	$991	$2	$-	$993

At December 31, 2018, available-for-sale securities with fair value of $993,000, was held in trust accounts as collateral under reinsurance contacts with the Company’s ceding insurers.

Expected maturities will differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. All of the Company's available for sale securities had scheduled contractual maturities after one year and through five years at December 31, 2018.

4.
INVESTMENTS (continued)

There were no sales of available-for-sale fixed maturity or equity securities during the three month periods ended June 30, 2019 and 2018. Proceeds received, and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities, and equity securities, for the six months ended June 30, 2019 and 2018 were as follows:

	Gross proceeds from sales	Gross Realized Gains	Gross Realized Losses
	($ in thousands)

Six Months Ended June 30, 2019
Available-for-sale fixed-maturity securities	$994	$3	$-

Equity securities	$-	$-	$-

Six Months Ended June 30, 2018
Available-for-sale fixed-maturity securities	$3,000	$3	$-

Equity securities	$6,033	$418	$(594)

To the extent necessary, the Company  reviews any individual investment securities for OTTI. The Company will considers various factors in determining whether each individual debt security is other-than-temporarily impaired, including:

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

4.
INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2019 and December 31, 2018:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2019	($ in thousands)
Financial Assets:
Cash and cash equivalents	$6,274	$-	$-	$6,274

Restricted cash and cash equivalents	$1,751	$-	$-	$1,751

Total equity securities	567	-	-	567

Total securities	567	-	-	567

Total	$8,592	$-	$-	$8,592

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2018	($ in thousands)
Financial Assets:
Cash and cash equivalents	$8,074	$-	$-	$8,074

Restricted cash and cash equivalents	$3,225	$-	$-	$3,225

U.S. Treasury and agency securities	-	993	-	993

Total fixed-maturity securities	-	993	-	993

Total equity securities	162	-	-	162

Total available for sale securities	162	993	-	1,155

Total	$11,461	$993	$-	$12,454

There were no transfers between Levels 1, 2 and 3 during the three and six months ended June 30, 2019 and 2018.

5.
INSTRUMENTS  DERIVATIVE

Inward Industry Loss Warranty ("ILW") Swap

In January 2018, the Company entered into an inward ILW swap (the "2018 Inward ILW Swap") with a third-party under which qualifying loss payments are triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured. In return for a fixed payment received of $1 million, the Company was required to make a floating payment in the event of certain losses incurred from specified natural catastrophes in North America, Caribbean, Europe, Japan, Australia, New Zealand and Latin America from January 2018 to December 2018. The Company’s maximum payment obligation under the 2018 Inward ILW Swap was $4 million. The ILW Swap expired on December 31, 2018 and the Company did not renew the ILW Swap during the period ending June 30, 2019.

During the six months ending June 30, 2019, the Company settled its payment obligation of $4 million under the 2018 Inward ILW Swap.

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
June 30, 2019

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

Notes Payable to Series 2019-1 noteholders

Oxbridge Re NS entered into a retrocession agreement with Oxbridge Reinsurance Ltd on June 1, 2019, and issued $600 thousand of participating notes which provides quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. The participating notes have been assigned Series 2019-1 and are due to mature on June 1, 2022. None of the participating notes were redeemed during the period ending June 30, 2019.

The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the three and six month ended June 30, 2019 was $24,000, and are included within accounts payable and other liabilities as at June 30, 2019.

Notes Payable to Series 2018-1 noteholders

Oxbridge Re NS issued $2 million of participating notes on June 1, 2018, all of which were issued to third parties and which provides quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. The operations of Oxbridge Re NS commenced on June 1, 2018. The participating notes were due to mature on June 1, 2021. However, during the quarter ending December 31, 2018, the participating notes were triggered, and suffered full loss, and as a result, these notes were subsequently redeemed and cancelled.

8.  RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table summarizes the Company’s loss and loss adjustment expenses (“LAE”) and the reserve for loss and LAE reserve movements for the three and six-month periods ending June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	($ in thousands)		($ in thousands)

Balance, beginning of period	$107	4,154	$4,108	4,836
Incurred related to:
Current period	-	-	-	-
Prior period 1	-	(1,012)	-	(1,012)
Total incurred	-	(1,012)	-	(1,012)
Paid related to:
Current period	-	-	-	-
Prior period	-	(2,975)	(4,001)	(3,657)
Total paid	-	(2,975)	(4,001)	(3,657)
Balance, end of period	$107	167	$107	167

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

The Company’s reserving process is highly dependent on the timing of loss information received from its cedants and related brokers.

9.  (LOSS) EARNINGS PER SHARE

A summary of the numerator and denominator of the basic and diluted loss per share is presented below (dollars in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Numerator:
Net (loss) earnings	$(205)	265	$(351)	54

Denominator:
Weighted average shares - basic	5,733,587	5,733,587	5,733,587	5,733,587
Effect of dilutive securities - Stock options	-	-	-	-
Shares issuable upon conversion of warrants	-	-	-	-
Weighted average shares - diluted	5,733,587	5,733,587	5,733,587	5,733,587
Earnings per shares - basic	$(0.04)	0.05	$(0.06)	0.01
Earnings per shares - diluted	$(0.04)	0.05	$(0.06)	0.01

For the three and six-month periods ended June 30, 2019, options to purchase 540,000 were anti-dilutive due to net loss during the periods presented. For the three and six-month periods ended June 30, 2018, options to purchase 540,000 ordinary shares were anti-dilutive due to the sum of the proceeds, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary share during the periods presented.

For the three and six-month periods ended June 30, 2019, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive due to net loss during the periods presented. For the three and six-month periods ended June 30, 2018, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive because the exercise price of $7.50 exceeded the average market price of the Company’s ordinary share during the periods presented.

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

There were 8,230,700 warrants outstanding at June 30, 2019 and 2018. No warrants were exercised during the three and six-month periods ended June 30, 2019 and 2018.

As of June 30, 2019, none of the Company’s retained earnings were restricted from payment of dividends to the company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in its subsidiaries, a dividend from the subsidiaries would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement. See also Note 12.

11.
SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. At June 30, 2019, there were 400,000 shares available for grant under the Plan.

Stock options

The Company accounts for share-based compensation under the fair value recognition provisions of ASC Topic 718 – “Compensation – Stock Compensation.” Stock options granted and outstanding under the Plan vests quarterly over four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three and six-month periods ended June 30, 2019 and 2018 is as follows:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at January 1, 2019	250,000
Granted	290,000	$2.00
Outstanding at March 31, 2019	540,000	$3.86	8.1 years	$-
Outstanding at June 30, 2019	540,000	$3.86	7.9 years	$-
Exercisable at June 30, 2019	268,750	$5.47	6.3 years	$-

Outstanding at January 1, 2018	250,000	$6.01
Outstanding at March 31, 2018	250,000	$6.01	7.2 years	$-
Outstanding at June 30, 2018	250,000	$6.01	6.9 years	$-
Exercisable at June 30, 2018	192,500	$6.01	6.9 years	$-

Compensation expense recognized for the three-month periods ended June 30, 2019 and 2018 totaled $9,000 and for the six-month periods ended June 30, 2019 and 2018, totaled $18,000 and $19,000 respectively. Compensation expense is included in general and administrative expenses. At June 30, 2019 and 2018, there was approximately $103,000 and $35,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of thirty-six (36) months.

11.
SHARE-BASED COMPENSATION (continued)

There were no options granted during the three and six-month period ended June 30, 2018. During the three and six-month period ended June 30, 2019 the Company granted 290,000 options with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

2019

Expected dividend yield	0%
Expected volatility	31%
Risk-free interest rate	2.59%
Expected life (in years)	10
Per share grant date fair value of options issued $	0.36

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

During the three and six-month periods ended June 30, 2019 and 2018, the Company did not grant any restricted stock. At June 30, 2019, there were no unvested restricted stock.

Compensation expense recognized for the three-month periods ended June 30, 2019 and 2018 totaled $0 and $22,000 respectively, and for the six-month periods ended June 30, 2019 and 2018 totaled $0 and $44,000 respectively. Compensation expense is included in general and administrative expenses. At June 30, 2019 and 2018, there was approximately $0 and $44,000, respectively, of total unrecognized compensation expense related to non-vested restricted stock granted under the Plan.

12.
 NET WORTH FOR REGULATORY PURPOSES

The subsidiaries are subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of their respective licenses, Oxbridge Reinsurance Limited and Oxbridge Re NS are required to maintain a minimum and prescribed capital requirement of $500 in accordance with the relevant subsidiary’s approved business plan filed with CIMA.

At June 30, 2019, the Oxbridge Reinsurance Limited’s net worth of $1.7 million exceeded the minimum and prescribed capital requirement. For the three and six-month periods ended June 30, 2019, the Subsidiary’s net loss was approximately $276 thousand and $596 thousand respectively.

At June 30, 2019, the Oxbridge Re NS’ net worth of $49 thousand exceeded the minimum and prescribed capital requirement. For the three and six-month periods ended June 30, 2019, the Subsidiary’s net income was approximately $19 thousand and $31 thousand respectively.

The Subsidiaries are not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiaries' GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of June 30, 2019 or for the period then ended.

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

The Company mitigates its concentrations of credit and counterparty risk by using reputable and several counterparties which decreases the likelihood of any significant concentration of credit risk with any one counterparty. Additionally, the Company invests in fixed maturity securities that are investment grade or higher.

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
June 30, 2019

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

The Company’s operating lease obligations are for the Company’s office facilities. Our lease have remaining lease terms of approximately 5 years, and include an option to extend the leases. Under the terms of the lease, the Company also has the right to terminate the lease after thirty-six (36) months upon giving appropriate notice in writing to the Lessor. The components of lease expense and other lease information as of and during the three and six-month period ended June 30, 2019 are as follows:

	For the Three-Month Period	For the Six-Month Period
(in thousands)	Ended June 30, 2019	Ended June 30, 2019
Operating Lease Cost (1)	$22	$41

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$16	$49

(in thousands)	At June 30, 2019
Operating lease right-of-use assets	$146

Operating lease liabilities	$146

Weighted-average remaining lease term - operating leases	4.67 years

Weighted-average discount rate - operating leases	6.5%

14.
LEASES (continued)

Future minimum lease payments under non-cancellable leases as of June 30, 2019, reconciled to our discounted operating lease liability presented on the consolidated balance sheet are as follows:

(in thousands)	At June 30, 2019	At December 31, 2018
Remainder of 2019	$18	$-
2020	36	-
2021	36	-
2022	37	-
2023	37	-
Thereafter	6	-
Total future minimum lease payments	$170	$-

Less imputed interest	(24)	N/A
Total operating lease liability	$146	N/A

15.
RELATED PARTY TRANSACTIONS

The Company had entered into reinsurance agreements with Claddaugh, which is a related entity through common directorships. At June 30, 2019 and December 31, 2018, there were no related-party amounts included within loss experience refund payable and unearned premium reserve on the consolidated balance sheets.

During the three and six-month periods ended June 30, 2019 and 2018, included within change in loss experience refund payable and change in unearned premiums reserve on the consolidated statements of operations are the following related-party amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)

Revenue
Change in loss experience refund payable	-	(90)	-	(225)
Change in unearned premiums reserve	-	237	-	592

During the three and six-month periods ending June 30, 2019, Mr. Jay Madhu, a director and officer of the Company and its subsidiaries invested $50 thousand in Series 2019-1 participating notes.

16.
SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements. There were no other events subsequent to June 30, 2019 for which disclosure was required.

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

GENERAL

The following is a discussion and analysis of our results of operations for the three and six-month periods ended June 30, 2019 and 2018 and our financial condition as of June 30, 2019 and December 31, 2018. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 19, 2019. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, unless the context dictates otherwise.

Overview

We are a Cayman Islands specialty property and casualty reinsurer that provides reinsurance solutions through our reinsurance subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, the latter of which functions as a reinsurance sidecar which increases the underwriting capacity of Oxbridge Reinsurance Limited. Oxbridge Re NS commenced operations on June 1, 2018 and issued participating notes to third party investors, the proceeds of which was utilized to collateralize Oxbridge Reinsurance Limited’s reinsurance obligations. On June 1, 2019, Oxbridge Re NS issued another round of participating notes to third-party and related investors. We focus on underwriting fully-collateralized reinsurance contracts primarily for property and casualty insurance companies in the Gulf Coast region of the United States, with an emphasis on Florida. We specialize in underwriting medium frequency, high severity risks, where we believe sufficient data exists to analyze effectively the risk/return profile of reinsurance contracts.

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

Revenues

We derive our most significant revenues from two principal sources:

● premiums assumed from reinsurance on property and casualty business; and

● income from investments, including Industry Loss Warranties

Premiums assumed include all premiums received by a reinsurance company during a specified accounting period, even if the policy provides coverage beyond the end of the period. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in the unearned premiums reserve and are realized as revenue in subsequent periods over the remaining term of the policy. Our policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2019, typically one-half of the premiums will be earned in 2019 and the other half will be earned during 2020. However, in the event of limit losses on our policies, premium recognition will be accelerated to match losses incurred in the period, when there is no possibility of any future treaty-year losses under the contracts.

Premiums from reinsurance on property and casualty business assumed are directly related to the number, type and pricing of contracts we write.

Premiums assumed are recorded net of change in loss experience refund, which consists of changes in amounts due to the cedants under one of our reinsurance contracts. These contracts contain retrospective provisions that adjust premiums in the event losses are minimal or zero. We recognize a liability pro-rata over the period in which the absence of loss experience obligates us to refund premiums under the contracts, and we will derecognize such liability in the period in which a loss experience arises. The change in loss experience refund is negatively correlated to loss and loss adjustment expenses described below.

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

RESULTS OF OPERATIONS

The following is our consolidated statement of operations and performance ratios for the three and six-month periods ended June 30, 2019 and 2018 (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)

Revenue
Assumed premiums	$1,116	2,580	1,116	2,580
Change in loss experience refund payable	-	(90)	-	(225)
Change in unearned premiums reserve	(1,023)	(2,156)	(1,023)	(1,801)

Net premiums earned	93	334	93	554
Net income from derivative instruments	-	208	-	376
Net investment and other income	64	108	128	180
Net realized investment gains (losses)	-	-	3	(176)
Change in fair value of equity securities	(48)	73	3	(96)

Total revenue	109	723	227	838

Expenses
Loss on commutation	-	8	-	8
Policy acquisition costs and underwriting expenses	10	29	10	38
General and administrative expenses	280	359	544	676

Total expenses	290	396	554	722

(Loss) Income before (income) attributable to Series 2019-1 noteholders			(327)	116

(Income) attributable to Series 2019-1 noteholders	(24)	(62)	(24)	(62)

Net (loss) income	(205)	265	(351)	54

(Loss) Earnings per share
Basic and Diluted	$(0.04)	0.05	(0.06)	0.01

Dividends paid per share	$-	-	-	-

Performance ratios to net premiums earned:
Loss ratio	0.0%	0.0%	0.0%	0.0%
Acquisition cost ratio	10.8%	8.7%	10.8%	6.9%
Expense ratio	311.8%	73.1%	595.7%	77.6%
Combined ratio	311.8%	73.1%	595.7%	77.6%

General. Net loss for the quarter ended June 30, 2019 was $205 thousand, or ($0.04) per basic and diluted share, compared to a net income of $265 thousand, or $0.05 per basic and diluted share, for the quarter ended June 30, 2018. The decrease is due primarily to lower net premiums earned resulting from decreased capital deployed.

 Net loss for the six months ended June 30, 2019 was $351 thousand, or ($0.06) per basic and diluted share, compared to a net income of $54 thousand, or $0.01 per basic and diluted share, for the six months ended June 30, 2018. The decrease is due primarily to lower net premiums earned resulting from decreased capital deployed.

Premium Income. Net premiums earned typically reflects the pro rata inclusion into income of premiums assumed (net of loss experience refund) over the life of the reinsurance contracts.

Net premiums earned for the quarter ended June 30, 2019 decreased $241 thousand, to $93 thousand from $334 thousand for the quarter ended June 30, 2018. The decrease is wholly due to the previous acceleration of premium recognition due to full limit losses being incurred on all of our reinsurance contracts during the quarter ended December 31, 2018, as well as the fact that lower capital was deployed in the current period, when compared to the same period.

Net premiums earned for the six months ended June 30, 2019 decreased $461 thousand, to $93 thousand from $554 thousand for the six months ended June 30, 2018. The decrease is wholly due to the fact that lower capital was deployed in the current period, when compared to the same period.

Losses Incurred. There were no losses incurred during the three and six-month periods ending June 30, 2019 and 2018.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs and underwriting expenses for the quarter ended June 30, 2019 decreased $19 thousand to $10 thousand from $29 thousand for the quarter ended June 30, 2018. The decrease is due to the decrease in net premiums earned during the current quarter, when compared with prior year-ago period.

Policy acquisition costs and underwriting expenses for the six-month period ended June 30, 2019 decreased $28 thousand to $10 thousand from $38 thousand for the six-month period ended June 30, 2018. The decrease is due to the decrease in net premiums earned during the six-month period, when compared with prior year-ago period.

General and Administrative Expenses. General and administrative expenses for the quarter ended June 30, 2019 decreased $79 thousand, to $280 thousand, from $359 thousand for the quarter ended June 30, 2018. The decrease is due to cost savings initiatives implemented by the Company.

General and administrative expenses for the six-month period ended June 30, 2019 decreased $132 thousand, to $544 thousand, from $676 thousand for the six-month period ended June 30, 2018. The decrease is due to cost savings initiatives implemented by the Company.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio for the three and six-month periods ended June 30, 2019 and June 30, 2018 was 0%. This is due to no loss and loss adjustment expenses incurred in the periods ended June 30, 2019 and June 30, 2018.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio increased from 8.7% for the quarter ended June 30, 2018 to 10.8% for the quarter ended June 30, 2019. The increase is due to the overall higher weighted-average acquisition costs on reinsurance contracts in force during the three-month period ended June 30, 2019 compared with the three-month period ended June 30, 2018.

The acquisition cost ratio increased from 6.9% for the six-month period ended June 30, 2018 to 10.8% for the six-month period ended June 30, 2019. The increase is due to the overall higher weighted-average acquisition costs on reinsurance contracts in force during the six-month period ended June 30, 2019 compared with the six-month period ended June 30, 2018.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and other administrative expenses to net premiums earned. In addition, the expense ratio includes any gain or loss resulting from deposit accounted contracts as well as any amortized cost of weather derivative swaps entered into as part of our underwriting activities. We use the expense ratio to measure our operating performance. The expense ratio increased from 73.1% for the three-month period ended June 30, 2018 to 311.8% for the three-month period ended June 30, 2019. The increase is due primarily to a lower denominator in net premiums earned and net income from derivative instruments as recorded during the three-month period ended June 30, 2019, when compared with the three-month period ended June 30, 2018.

The expense ratio increased from 77.6% for the six-month period ended June 30, 2018 to 595.7% for the six-month period ended June 30, 2019. The increase is due primarily to a lower denominator in net premiums earned and net income from derivative instruments as recorded during the six-month period ended June 30, 2019, when compared with the six-month period ended June 30, 2018

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, we are not underwriting profitably and may not be profitable. The combined ratio increased from 73.1% for the three-month period ended June 30, 2018 to 311.8% for the three-month period ended June 30, 2019. The increase in the combined ratio is wholly due to a lower denominator in net premiums earned and net income from derivative instruments as recorded during the three-month period ended June 30, 2019, when compared with the three-month period ended June 30, 2018.

The combined ratio increased from 77.6% for the six-month period ended June 30, 2018 to 595.7% for the six-month period ended June 30, 2019. The increase in the combined ratio is wholly due to a lower denominator in net premiums earned and net income from derivative instruments as recorded during the six-month period ended June 30, 2019, when compared with the six-month period ended June 30, 2018.

FINANCIAL CONDITION – JUNE 30, 2019 COMPARED TO DECEMBER 31, 2018

Restricted Cash and Cash Equivalents. As of June 30, 2019, our restricted cash and cash equivalents decreased by $1.5 million, or 46%, to $1.8 million, from $3.2 million as of December 31, 2018. The decrease is the net result of the withdrawal by the counterparty of our ILW Swap for settlement of losses as well as collateral deposits made during the six months ended June 30, 2019.

Investments. As of June 30, 2019, our total investments decreased by $588 thousand or 51% to $567 thousand, from $1.2 million as of December 31, 2018. The decrease is primarily a result of net sales of fixed-maturity securities during the six-month period ended June 30, 2019.

Reserve for Losses and Loss Adjustment Expenses. As of June 30, 2019, our reserve for losses and loss adjustment expenses decreased by $4 million, or 97%, to $107 thousand, from $4.1 million at December 31, 2018. The decrease is wholly due to the settlement of losses on weather-related events occurring in previous quarters for which the Company had set up appropriate reserves.

Notes Payable. As of June 30, 2019, our notes payable increased to $600 thousand, from $Nil at December 31, 2018. The increase is wholly due to the issuance of Series 2019-1 participating notes by our reinsurance sidecar subsidiary, Oxbridge Re NS during the six months ending June 30, 2019.

LIQUIDITY AND CAPITAL RESOURCES

General

We are organized as a holding company with substantially no operations at the holding company level. Our operations are conducted through our reinsurance subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, which underwrites risks associated with our property and casualty reinsurance programs. We have minimal continuing cash needs at the holding company level, with such needs principally being related to the payment of administrative expenses and shareholder dividends. There are restrictions on Oxbridge Reinsurance Limited’s and Oxbridge Re NS’ ability to pay dividends which are described in more detail below.

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts (net of brokerage fees and federal excise taxes, where applicable) and investment income, including interest, dividends and realized gains. We use cash to pay losses and loss adjustment expenses, other underwriting expenses, dividends, and general and administrative expenses. Substantially all of our surplus funds, net of funds required for cash liquidity purposes, are invested in accordance with our investment guidelines. Our investment portfolio is primarily comprised of cash and highly liquid securities, which can be liquidated, if necessary, to meet current liabilities. Should it become necessary, we believe that we will have sufficient flexibility to liquidate any long-term securities that we may own in a rising market to generate liquidity.

As of June 30, 2019, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. During the quarter ending June 30, 2019, we issued participating notes through our reinsurance sidecar subsidiary, Oxbridge Re NS. We have no current plans to issue further debt, other than through additional participating notes and we expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, its subsidiaries Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for each subsidiary is $500. As of June 30, 2019, each subsidiary exceeded the minimum required. By law, each subsidiary is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

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

Cash Flows

Our cash flows from operating, investing and financing activities for the six-month periods ended June 30, 2019 and 2018 are summarized below.

Cash Flows for the Six months ended June 30, 2019 (in thousands)

Net cash used in operating activities for the six months ended June 30, 2019 totaled $4,466, which consisted primarily of cash received from investments less cash disbursed for operating expenses and net loss payments. Net cash provided by investing activities of $592 was primarily due to the net proceeds from sale of fixed-maturity securities. Net cash provided by financing activities totaled $600, which consisted of proceeds on issuance of Series 2019-1 participating notes.

Cash Flows for the Six months ended June 30, 2018 (in thousands)

Net cash used in operating activities for the six months ended June 30, 2018 totaled $1,535, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and net loss payments. Net cash used in investing activities of $107 was primarily due to the net purchases of available-for-sale securities. Net cash provided by financing activities totaled $2,000 representing net proceeds on issuance of Series 2018-1 participating notes.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Loss Experience Refund Payable. Certain contracts may include retrospective provisions that adjust premiums or result in profit commissions in the event losses are minimal or zero. Under such contracts, the Company expects to recognize aggregate liabilities payable to the ceding insurers assuming no losses occur during the contract period. In accordance with GAAP, the Company will recognize a liability in the period in which the absence of loss experience obligates the Company to pay cash or other consideration under the contract. On the contrary, the Company will derecognize such liability in the period in which a loss experience arises. Such adjustments to the liability, which accrue throughout the contract term, will reduce the liability should a catastrophic loss event covered by the Company occur.

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

As of June 30, 2019, our best estimate for reserves for loss and loss adjustment expenses was $107,000, with IBNR representing approximately 70% of such reserves.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED
/s/ JAY MADHU	/s/ WRENDON TIMOTHY
Jay Madhu	Wrendon Timothy
Chief Executive Officer and President	Chief Financial Officer and Secretary
(Principal Executive Officer)	(Principal Financial Officer and PrincipalAccounting Officer)
Date: August 1, 2019	Date: August 1, 2019