Form 10-Q
period 2019-09-30
OXBRIDGE RE HOLDINGS Ltd
filed 2019-11-04
CIK 1584831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 4, 2019; 5,733,587 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At September 30, 2019	At December 31, 2018
	(Unaudited)
Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost of $991 in 2018)	$-	993
Equity securities, at fair value (cost of $612 and $210 respectively)	584	162
Total investments	584	1,155
Cash and cash equivalents	6,137	8,074
Restricted cash and cash equivalents	1,915	3,225
Accrued interest and dividend receivable	11	15
Premiums receivable	837	-
Deferred policy acquisition costs	82	-
Operating lease right-of-use assets	140	-
Prepayment and other assets	73	74
Property and equipment, net	11	18
Total assets	$9,790	12,561

Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$107	4,108 #
Notes payable to Series 2019-1 noteholders	600	-
Unearned premiums reserve	744	-
Operating lease liabilities	140	-
Accounts payable and other liabilities	226	139
Total liabilities	1,817	4,247

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 5,733,587 shares issued and outstanding)	6	6
Additional paid-in capital	32,253	32,226
Accumulated Deficit	(24,286)	(23,920)
Accumulated other comprehensive income	-	2
Total shareholders’ equity	7,973	8,314
Total liabilities and shareholders’ equity	$9,790	12,561

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
 Consolidated Statements of Operations
(Unaudited)
(expressed in thousands of U.S. Dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue
Assumed premiums	$-	47	1,116	2,627
Change in loss experience refund payable	-	-	-	(225)
Change in unearned premiums reserve	279	653	(744)	(1,148)

Net premiums earned	279	700	372	1,254
Net income from derivative instruments	-	397	-	773
Net investment and other income	54	100	182	280
Net realized investment losses	-	(61)	3	(237)
Change in fair value of equity securities	17	118	20	22

Total revenue	350	1,254	577	2,092

Expenses
Net Loss on commutation	-	-	-	8
Policy acquisition costs and underwriting expenses	31	63	41	101
General and administrative expenses	264	305	808	981

Total expenses	295	368	849	1,090

Income (loss) before (income) attributable to Series 2019-1 noteholders	$55	886	(272)	1,002

(Income) attributable to Series 2019-1 noteholders	(70)	(234)	(94)	(296)

Net (loss) income	$(15)	652	(366)	706

(Loss) Earnings per share
Basic and Diluted	$(0.00)	0.11	(0.06)	0.12

Dividends paid per share	$-	-	-	-

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
 Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net (loss) income	$(15)	652	(366)	706
Other comprehensive income (loss):
Change in unrealized loss on investments:
Unrealized (loss) gain arising during the period	-	1	1	(3)
Reclassification adjustment for net realized losses (gains) included in net (loss) income	-	-	(3)	-

Net change in unrealized loss	-	1	(2)	(3)

Total other comprehensive income (loss)	-	1	(2)	(3)

Comprehensive (loss) income	$(15)	653	(368)	703

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
 Consolidated Statements of Cash Flows
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities
Net (loss) income	$(366)	706
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	27	94
Net amortization of premiums on investments in fixed-maturity securities	-	7
Depreciation and amortization	7	14
Net realized investment (gains) losses	(3)	237
Change in fair value of equity securities	(20)	(22)
Change in operating assets and liabilities:
Accrued interest and dividend receivable	4	3
Premiums receivable	(837)	1,718
Deferred policy acquisition costs	(82)	(143)
Prepayment and other assets	1	45
Reserve for losses and loss adjustment expenses	(4,001)	(4,669)
Loss experience refund payable	-	(135)
Losses payable	-	(386)
Unearned premiums reserve	744	(272)
Accounts payable and other liabilities	87	589

Net cash used in operating activities	$(4,439)	(2,214)

Investing activities
Purchase of fixed-maturity securities	-	(4,902)
Purchase of equity securities	(402)	(5,804)
Proceeds from sale of fixed-maturity and equity securities	994	12,181

Net cash provided by investing activities	$592	1,475

Financing activities
Proceeds on issuance of notes payable to Series 2019-1 noteholders	600	2,000

Net cash provided by financing activities	$600	2,000

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
 Consolidated Statements of Cash Flows, continued
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Nine Months Ended
	September 30,
	2019	2018

Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the period	(3,247)	1,261
Balance, beginning of period	11,299	10,887

Balance, end of period	$8,052	12,148

Supplemental disclosure of cash flow information
Interest paid	$-	-
Income taxes paid	$-	-

Non-cash investing activities
Net change in unrealized loss on securities available for sale	$(2)	(3)
Operating lease right-of-use assets	$140	-
Operating lease liability	$140	-

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
 Three and Nine Months Ended September 30, 2019 and 2018
(expressed in thousands of U.S. Dollars, except share amounts)

	Ordinary Share Capital		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2017	5,733,587	6	32,100	(18,149)	(39)	13,918
Cumulative effect of change in accounting for equity securities as of January 1, 2018	-	-	-	(22)	22	-
Net loss for the period	-	-	-	(211)	-	(211)
Stock-based compensation	-	-	31	-	-	31
Total other comprehensive loss	-	-	-	-	(3)	(3)
Balance at March 31, 2018	5,733,587	6	32,131	(18,382)	(20)	13,735
Net income for the period	-	-	-	265	-	265
Stock-based compensation	-	-	32	-	-	32
Total other comprehensive loss	-	-	-	-	(1)	(1)
Balance at June 30, 2018	5,733,587	6	32,163	(18,117)	(21)	14,031
Net income for the period	-	-	-	652	-	652
Stock-based compensation	-	-	31	-	-	31
Total other comprehensive income	-	-	-	-	1	1
Balance at September 30, 2018	5,733,587	6	32,194	(17,465)	(20)	14,715

Balance at December 31, 2018	5,733,587	6	32,226	(23,920)	2	8,314
Net loss for the period	-	-	-	(146)	-	(146)
Stock-based compensation	-	-	9	-	-	9
Total other comprehensive loss	-	-	-	-	(2)	(2)
Balance at March 31, 2019	5,733,587	6	32,235	(24,066)	-	8,175
Net loss for the period	-	-	-	(205)	-	(205)
Stock-based compensation	-	-	9	-	-	9
Balance at June 30, 2019	5,733,587	6	32,244	(24,271)	-	7,979
Net loss for the period	-	-	-	(15)	-	(15)
Stock-based compensation	-	-	9	-	-	9
Balance at September 30, 2019	5,733,587	6	32,253	(24,286)	-	7,973

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019

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

(b)
Basis of Presentation and Consolidation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2019 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2019. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s Form 10-K, which was filed with the SEC on March 19, 2019.

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
September 30, 2019

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019

The Company reviews all fixed-maturity securities for other-than-temporary impairment on a quarterly basis and more frequently when economic or market conditions warrant such review. When the fair value of any investment is lower than its cost, an assessment is made to see whether the decline is temporary or other-than-temporary. If the decline is determined to be other-than-temporary the investment is written down to fair value and an impairment charge is recognized in operations in the period in which the Company makes such determination. For a fixed-maturity security that the Company does not intend to sell nor is it more likely than not that the Company will be required to sell before recovery of its amortized cost, only the credit loss component is recognized in operations, while impairment related to all other factors is recognized in other comprehensive income. The Company considers various factors in determining whether an individual security is other-than-temporarily impaired.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019

Derivative Financial Instruments: The Company may from time to time enter into underwriting contracts such as industry loss warranty contracts (“ILW”) that are treated as derivatives for GAAP purposes. GAAP requires that an entity recognize all derivatives in the consolidated balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in operations or comprehensive (loss) income. The Company did not have any derivative financial assets at September 30, 2019 or December 31, 2018. There were no derivative financial liabilities at September 30, 2019, and all derivative financial liabilities at December 31, 2018 have been included within reserve for losses and loss adjustment expenses.

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At September 30, 2019, the DAC was considered fully recoverable and no premium deficiency loss was recorded.

Property and equipment:  Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the three-month and nine-month periods ended September 30, 2019 and 2018, there were no impairments in property and equipment.

Allowance for uncollectible receivables: Management evaluates credit quality by evaluating the exposure to individual counterparties; where warranted management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized as income in the year in which they are determined. At September 30, 2019, no receivables were determined to be overdue or impaired and, accordingly, no allowance for uncollectible receivables has been established.

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
September 30, 2019

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
For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at September 30, 2019.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019

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

For operating leases, the asset and liability are expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability is recognized separately from the amortization of the right-of-use asset in the consolidated statement of comprehensive operations and the repayment of the principal portion of the lease liability is classified as a financing activity while the interest component is included in the operating section of the consolidated statement of cash flows.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019

We adopted ASU 2016-02, ASU 2018-10 Codification Improvements to Topic 842: Leases and ASU 2018-11 Leases (Topic 842): Targeted Improvements on January 1, 2019.  We applied the standards using the alternative transition method provided by ASU 2018-11 under which leases were recognized at the date of adoption and a cumulative-effective adjustment to the opening balance of retained earnings would have been recognized in the period of adoption. As the standard did not have an impact on our net (loss) earnings, no adjustment to the opening balance of retained earnings was required. As of September 30, 2019, $140 thousand of right-of-use assets and $140 thousand of lease liabilities for operating leases were added as operating lease right-of-use assets and operating lease liabilities line items, respectively, on the consolidated balance sheet as a result of the adoption of this update. We implemented controls for the adoption of the standard and the ongoing monitoring of the right-of-use asset and lease liability, but they did not materially affect our internal control over financial reporting.

Pending Accounting Updates:

 Accounting Standards Update No. 2016-13. In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends the guidance on reporting credits losses and affects loans, debt securities, trade receivables, reinsurance recoverable and other financial assets that have the contractual right to receive cash. The amendments are effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The Company is in the process of evaluating the impact of the requirements of ASU 2016-13 on the Company’s consolidated financial statements and anticipates implementing ASU 2016-13 during the first quarter of fiscal year 2020. In July 2019, the FASB board voted to ask its staff to prepare an exposure draft proposing the new effective dates for ASU No. 2016-13. If approved, the new effective date for the Company would be January 1, 2023.

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
September 30, 2019

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

Reclassifications: Any reclassifications of prior period amounts have been made to conform to the current period presentation.

3.
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At September 30,	At December 31,
	2019	2018
	(in thousands)

Cash on deposit	$3,468	$3,965
Cash held with custodians	2,669	4,109
Restricted cash held in trust	1,915	3,225

Total	$8,052	$11,299

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

4. INVESTMENTS

The Company from time to time invests in fixed-maturity securities and equity securities, with its fixed-maturity securities classified as available-for-sale. At September 30, 2019, the Company did not hold any available-for-sale securities. At December 31, 2018, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019

4.
INVESTMENTS (continued)

There were no sales of available-for-sale fixed maturity or equity securities during the three-month period ended September 30, 2019. Proceeds received, and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities, and equity securities, for the nine months ended September 30, 2019 and the three-months and nine-months ended September 30, 2018 were as follows:

	Gross proceeds from sales	Gross Realized Gains	Gross Realized Losses
	($ in thousands)

Nine Months Ended September 30, 2019
Available-for-sale fixed-maturity securities	$994	$3	$-

Three Months Ended September 30, 2018
Available-for-sale fixed-maturity securities	$1,565	$3	$-

Equity securities	$1,583	$57	$(121)

Nine Months Ended September 30, 2018
Available-for-sale fixed-maturity securities	$4,565	$3	$-

Equity securities	$7,616	$475	$(715)

The Company regularly reviews its individual investment securities for OTTI. The Company from time to time may hold debt securities and may consider various factors in determining whether each individual debt security is other-than-temporarily impaired, including:

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
September 30, 2019

4.
INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2019 and December 31, 2018:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2019	($ in thousands)
Financial Assets:
Cash and cash equivalents	$6,137	$-	$-	$6,137

Restricted cash and cash equivalents	$1,915	$-	$-	$1,915

Total equity securities	584	-	-	584

Total	$8,636	$-	$-	$8,636

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2018	($ in thousands)
Financial Assets:
Cash and cash equivalents	$8,074	$-	$-	$8,074

Restricted cash and cash equivalents	$3,225	$-	$-	$3,225

U.S. Treasury and agency securities	-	993	-	993

Total fixed-maturity securities	-	993	-	993

Total equity securities	162	-	-	162

Total available for sale securities	162	993	-	1,155

Total	$11,461	$993	$-	$12,454

There were no transfers between Levels 1, 2 and 3 during the three and nine months ended September 30, 2019 and 2018.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019

5.  DERIVATIVE INSTRUMENTS

Inward Industry Loss Warranty ("ILW") Swap

In January 2018, the Company entered into an inward ILW swap (the "2018 Inward ILW Swap") with a third-party under which qualifying loss payments are triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured. In return for a fixed payment received of $1 million, the Company was required to make a floating payment in the event of certain losses incurred from specified natural catastrophes in North America, Caribbean, Europe, Japan, Australia, New Zealand and Latin America from January 2018 to December 2018. The Company’s maximum payment obligation under the 2018 Inward ILW Swap was $4 million. The ILW Swap expired on December 31, 2018 and the Company did not renew the ILW Swap during the nine-month period ending September 30, 2019.

During the nine months ending September 30, 2019, the Company settled its payment obligation of $4 million under the 2018 Inward ILW Swap.

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
September 30, 2019

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
September 30, 2019

7. VARIABLE INTEREST ENTITIES (continued)

Notes Payable to Series 2019-1 noteholders

Oxbridge Re NS entered into a retrocession agreement with Oxbridge Reinsurance Ltd on June 1, 2019 and issued $600 thousand of participating notes which provides quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. The participating notes have been assigned Series 2019-1 and are due to mature on June 1, 2022. None of the participating notes were redeemed during the period ending September 30, 2019.

The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the three and nine month ended September 30, 2019 was $70,000 and $94,000 respectively and are included within accounts payable and other liabilities as at September 30, 2019.

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
September 30, 2019

8.  RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table summarizes the Company’s loss and loss adjustment expenses (“LAE”) and the reserve for loss and LAE reserve movements for the three and nine-month periods ending September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	($ in thousands)		($ in thousands)

Balance, beginning of period	$107	167	$4,108	4,836
Incurred related to:
Current period	-	-	-	-
Prior period 1	-	-	-	(1,012)
Total incurred	-	-	-	(1,012)
Paid related to:
Current period	-	-	-	-
Prior period	-	-	(4,001)	(3,657)
Total paid	-	-	(4,001)	(3,657)
Net balance, end of period	$107	167	$107	167
Add: reinsurance recoverable	-	-	-	-
Gross balance, end of period	$107	167	$107	167

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

The uncertainties inherent in the reserving process and potential delays by cedants and brokers in the reporting of loss information, together with the potential for unforeseen adverse developments, may result in the reserve for losses and LAE ultimately being significantly greater or less than the reserve provided at the end of any given reporting period. The degree of uncertainty is further increased when a significant loss event takes place near the end of a reporting period. Reserve for losses and LAE estimates are reviewed periodically on a contract by contract basis and updated as new information becomes known. Any resulting adjustments are reflected in operations in the period in which they become known.

The Company’s reserving process is highly dependent on the timing of loss information received from its cedants and related brokers.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019

9.  LOSS (EARNINGS) PER SHARE

A summary of the numerator and denominator of the basic and diluted loss (earnings) per share is presented below (dollars in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Numerator:
Net (loss) earnings	$(15)	652	$(366)	706

Denominator:
Weighted average shares - basic	5,733,587	5,733,587	5,733,587	5,733,587
Effect of dilutive securities - Stock options	-	-	-	-
Shares issuable upon conversion of warrants	-	-	-	-
Weighted average shares - diluted	5,733,587	5,733,587	5,733,587	5,733,587
(Loss)/earnings per shares - basic	$(0.00)	0.11	$(0.06)	0.12
(Loss)/earnings per shares - diluted	$(0.00)	0.11	$(0.06)	0.12

For the three and nine-month periods ended September 30, 2019, options to purchase 540,000 ordinary shares, were anti-dilutive due to net loss during the periods presented. For the three and nine-month periods ended September 30, 2018, options to purchase 250,000 ordinary shares were anti-dilutive due to the sum of the proceeds, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary share during the periods presented.

For the three and nine-month periods ended September 30, 2019, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive due to net loss during the periods presented. For the three and nine-month periods ended September 30, 2018, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive because the exercise price of $7.50 exceeded the average market price of the Company’s ordinary share during the periods presented.

GAAP requires the Company to use the two-class method in computing basic (loss) earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted (loss) earnings per share during periods of net (loss) earnings.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019

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

There were 8,230,700 warrants outstanding at September 30, 2019 and 2018. No warrants were exercised during the three and nine-month periods ended September 30, 2019 and 2018.

As of September 30, 2019, none of the Company’s retained earnings were restricted from payment of dividends to the company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in its subsidiaries, a dividend from the subsidiaries would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement. See also Note 12.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019

11. SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. At September 30, 2019, there were 400,000 shares available for grant under the Plan.

Stock options

The Company accounts for share-based compensation under the fair value recognition provisions of ASC Topic 718 – “Compensation – Stock Compensation.” Stock options granted and outstanding under the Plan vests quarterly over four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three and nine-month periods ended September 30, 2019 and 2018 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2019	250,000
Granted	290,000	$2.00
Outstanding at March 31, 2019	540,000	$3.86	8.1 years	$-
Outstanding at June 30, 2019	540,000	$3.86	7.9 years	$-
Outstanding at September 30, 2019	540,000	$3.86	7.6 years	$-
Exercisable at September 30, 2019	291,250	$5.26	6.3 years	$-

Outstanding at January 1, 2018	250,000	$6.01
Outstanding at March 31, 2018	250,000	$6.01	7.2 years	$-
Outstanding at June 30, 2018	250,000	$6.01	6.9 years	$-
Outstanding at September 30, 2018	250,000	$6.01	6.7 years	$-
Exercisable at September 30, 2018	208,125	$6.01	6.7 years	$-

Compensation expense recognized for the three-month periods ended September 30, 2019 and 2018 totaled $9,000 and for the nine-month periods ended September 30, 2019 and 2018, totaled $27,000 and $29,000 respectively. Compensation expense is included in general and administrative expenses. At September 30, 2019 and 2018, there was approximately $95,000 and $25,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of thirty-three (33) months.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019

11.  SHARE-BASED COMPENSATION (continued)

There were no options granted during the three and nine-month period ended September 30, 2018 and during the three months ended September 30, 2019. During the nine-month period ended September 30, 2019 the Company granted 290,000 options with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

2019

Expected dividend yield	0%
Expected volatility	31%
Risk-free interest rate	3%
Expected life (in years)	10
Per share grant date fair value of options issued	$0.36

At the time of the grant, the dividend yield was based on the Company’s history and expectation of dividend payouts at the time of the grant; expected volatility was based on volatility of similar companies’ common stock as described in Note 1; the risk-free rate was based on the U.S. Treasury yield curve in effect and the expected life was based on the contractual life of the options.

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

During the three and nine-month periods ended September 30, 2019 and 2018, the Company did not grant any restricted stock. At September 30, 2019, there were no unvested restricted stock.

Compensation expense recognized for the three-month periods ended September 30, 2019 and 2018 totaled $0 and $22,000 respectively, and for the nine-month periods ended September 30, 2019 and 2018 totaled $0 and $65,000 respectively. Compensation expense is included in general and administrative expenses. At September 30, 2019 and 2018, there was approximately $0 and $22,000, respectively, of total unrecognized compensation expense related to non-vested restricted stock granted under the Plan.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019

12.  NET WORTH FOR REGULATORY PURPOSES

The subsidiaries are subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of their respective licenses, Oxbridge Reinsurance Limited and Oxbridge Re NS are required to maintain a minimum and prescribed capital requirement of $500 in accordance with the relevant subsidiary’s approved business plan filed with CIMA.

At September 30, 2019, the Oxbridge Reinsurance Limited’s net worth of $1.5 million exceeded the minimum and prescribed capital requirement. For the three and nine-month periods ended September 30, 2019, the Subsidiary’s net loss was approximately $159 thousand and $754 thousand respectively.

At September 30, 2019, the Oxbridge Re NS’ net worth of $79 thousand exceeded the minimum and prescribed capital requirement. For the three and nine-month periods ended September 30, 2019, the Subsidiary’s net income was approximately $30 thousand and $61 thousand respectively.

The Subsidiaries are not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiaries' GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of September 30, 2019 or for the period then ended.

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

Concentration of underwriting risk

As the Company’s current reinsurance business ultimately relates to the risks of a limited number of entities, the Company’s underwriting risks are not significantly diversified.

Concentrations of Credit and Counterparty Risk

The Company’s derivative instruments are subject to counterparty risk. The Company routinely monitor this risk.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019

13. FAIR VALUE AND CERTAIN RISKS AND UNCERTAINTIES (cont’d)

The Company may market retrocessional and reinsurance policies worldwide through its brokers.  Credit risk exists to the extent that any of these brokers may be unable to fulfill their contractual obligations to the Company.  For example, the Company is required to pay amounts owed on claims under policies to brokers, and these brokers, in the Company. In some jurisdictions, if a broker fails to make such a payment, the Company might remain liable to the ceding company for the deficiency. In addition, in certain jurisdictions, when the ceding company pays premiums for these policies to brokers, these premiums are considered to have been paid and the ceding insurer is no longer liable to the Company for those amounts, whether or not the premiums have actually been received.

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
September 30, 2019

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

The Company’s operating lease obligations are for the Company’s office facilities. Our lease have remaining lease terms of approximately 53 months, and include an option to extend the lease. Under the terms of the lease, the Company also has the right to terminate the lease after thirty-six (36) months upon giving appropriate notice in writing to the Lessor. The components of lease expense and other lease information as of and during the three and nine-month period ended September 30, 2019 are as follows:

	For the Three-Month Period	For the Nine-Month Period
(in thousands)	Ended September 30, 2019	Ended September 30, 2019
Operating Lease Cost (1)	$22	$63

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$22	$71

(1) Includes short-term leases

(in thousands)	At September 30, 2019
Operating lease right-of-use assets	$140

Operating lease liabilities	$140

Weighted-average remaining lease term - operating leases	4.42 years

Weighted-average discount rate - operating leases	6.5%

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2019

14. LEASES (continued)

Future minimum lease payments under non-cancellable leases as of September 30, 2019, reconciled to our discounted operating lease liability presented on the consolidated balance sheet are as follows:

(in thousands)	At September 30, 2019	At December 31, 2018
Remainder of 2019	$9	$-
2020	36	-
2021	36	-
2022	37	-
2023	37	-
Thereafter	6	-
Total future minimum lease payments	$161	$-

Less imputed interest	(21)	N/A
Total operating lease liability	$140	N/A

15. RELATED PARTY TRANSACTIONS

The Company had entered into reinsurance agreements with Claddaugh, which is a related entity through common directorships. At September 30, 2019 and December 31, 2018, there were no related-party amounts included within loss experience refund payable and unearned premium reserve on the consolidated balance sheets.

During the three and nine-month periods ended September 30, 2019 and 2018, included within change in loss experience refund payable and change in unearned premiums reserve on the consolidated statements of operations are the following related-party amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)

Revenue
Assumed premiums	-	-	-	-
Change in loss experience refund payable	-	-	-	(225)
Change in unearned premiums reserve	-	-	-	592

During the nine-month period ending September 30, 2019, Mr. Jay Madhu, a director and officer of the Company and its subsidiaries invested $50 thousand in Series 2019-1 participating notes.

16. SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements. There were no other events subsequent to September 30, 2019 for which disclosure was required.

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

GENERAL

The following is a discussion and analysis of our results of operations for the three and nine-month periods ended September 30, 2019 and 2018 and our financial condition as of September 30, 2019 and December 31, 2018. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 19, 2019. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, unless the context dictates otherwise.

Overview

We are a Cayman Islands specialty property and casualty reinsurer that provides reinsurance solutions through our reinsurance subsidiary, Oxbridge Reinsurance Limited and Oxbridge Re NS, which functions as a reinsurance sidecar which increases the underwriting capacity of Oxbridge Reinsurance Limited. Oxbridge Re NS commenced operations on June 1, 2018 and issued participating notes to third party investors, the proceeds of which was utilized to collateralize Oxbridge Reinsurance Limited’s reinsurance obligations. We focus on underwriting fully-collateralized reinsurance contracts primarily for property and casualty insurance companies in the Gulf Coast region of the United States, with an emphasis on Florida. We specialize in underwriting medium frequency, high severity risks, where we believe sufficient data exists to analyze effectively the risk/return profile of reinsurance contracts.

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

RESULTS OF OPERATIONS

The following is our consolidated statement of operations and performance ratios for the three and nine-month periods ended September 30, 2019 and 2018 (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)

Revenue
Assumed premiums	$-	47	1,116	2,627
Change in loss experience refund payable	-	-	-	(225)
Change in unearned premiums reserve	279	653	(744)	(1,148)

Net premiums earned	279	700	372	1,254
Net income from derivative instruments	-	397	-	773
Net investment and other income	54	100	182	280
Net realized investment gains(losses)	-	(61)	3	(237)
Change in fair value of equity securities	17	118	20	22

Total revenue	350	1,254	577	2,092

Expenses
Net loss on commutation	-	-	-	8
Policy acquisition costs and underwriting expenses	31	63	41	101
General and administrative expenses	264	305	808	981

Total expenses	295	368	849	1,090

Income (loss) before (income) attributable to Series 2019-1 noteholders	$55	886	(272)	1,002

(Income) attributable to Series 2019-1 noteholders	(70)	(234)	(94)	(296)

Net (loss) income	$(15)	652	(366)	706

(Loss) Earnings per share
Basic and Diluted	$(0.00)	0.11	(0.06)	0.12

Dividends paid per share	$-	-	-	-

Performance ratios to net premiums earned:
Loss ratio	0.0%	0.0%	0.0%	0.0%
Acquisition cost ratio	11.1%	9.0%	11.0%	8.1%
Expense ratio	105.7%	33.5%	228.2%	53.8%
Combined ratio	105.7%	33.5%	228.2%	53.8%

General. Net loss for the quarter ended September 30, 2019 was $15 thousand, or ($0.00) per basic and diluted share, compared to a net income of $652 thousand, or $0.11 per basic and diluted share, for the quarter ended September 30, 2018. The decrease is due primarily to lower net premiums earned resulting from decreased capital deployed.

Net loss for the nine months ended September 30, 2019 was $366 thousand, or ($0.06) per basic and diluted share, compared to a net income of $706 thousand, or $0.12 per basic and diluted share, for the nine months ended September 30, 2018. The decrease is due primarily to lower net premiums earned resulting from decreased capital deployed.

Premium Income. Net premiums earned typically reflects the pro rata inclusion into income of premiums assumed (net of loss experience refund) over the life of the reinsurance contracts.

Net premiums earned for the quarter ended September 30, 2019 decreased $421 thousand, to $279 thousand from $700 thousand for the quarter ended September 30, 2018. The decrease is wholly due to the fact that lower capital was deployed in the current period, when compared to the same period in 2018.

Net premiums earned for the nine months ended September 30, 2019 decreased $882 thousand, to $372 thousand from $1,254 thousand for the nine months ended September 30, 2018. The decrease is wholly due to the fact that lower capital was deployed in the current period, when compared to the same period in 2018.

Losses Incurred. There were no losses incurred during the three and nine-month periods ending September 30, 2019 and 2018.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs and underwriting expenses for the quarter ended September 30, 2019 decreased $32 thousand to $31 thousand from $63 thousand for the quarter ended September 30, 2018. The decrease is due to the decrease in net premiums earned during the current quarter, when compared with prior year-ago period.

Policy acquisition costs and underwriting expenses for the nine-month period ended September 30, 2019 decreased $60 thousand to $41 thousand from $101 thousand for the nine-month period ended September 30, 2018. The decrease is due to the decrease in net premiums earned during the nine-month period, when compared with prior year-ago period.

General and Administrative Expenses. General and administrative expenses for the quarter ended September 30, 2019 decreased $41 thousand, to $264 thousand, from $305 thousand for the quarter ended September 30, 2018. The decrease is due to cost savings initiatives implemented by the Company.

General and administrative expenses for the nine-month period ended September 30, 2019 decreased $173 thousand, to $808 thousand, from $981 thousand for the nine-month period ended September 30, 2018. The decrease is due to cost savings initiatives implemented by the Company.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio for the three and nine-month periods ended September 30, 2019 and September 30, 2018 was 0%. This is due to no loss and loss adjustment expenses incurred in the periods ended September 30, 2019 and 2018.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio increased from 9% for the quarter ended September 30, 2018 to 11.1% for the quarter ended September 30, 2019. The increase is due to the overall higher weighted-average acquisition costs on reinsurance contracts in force during the three-month period ended September 30, 2019 compared with the three-month period ended September 30, 2018.

The acquisition cost ratio increased from 8.1% for the nine-month period ended September 30, 2018 to 11% for the nine-month period ended September 30, 2019. The increase is due to the overall higher weighted-average acquisition costs on reinsurance contracts in force during the nine-month period ended September 30, 2019 compared with the nine-month period ended September 30, 2018.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and other administrative expenses to net premiums earned. In addition, the expense ratio includes any gain or loss resulting from deposit accounted contracts as well as any amortized cost of weather derivative swaps entered into as part of our underwriting activities. We use the expense ratio to measure our operating performance. The expense ratio increased from 33.5% for the three-month period ended September 30, 2018 to 105.7% for the three-month period ended September 30, 2019. The increase is due primarily to a lower denominator in net premiums earned and net income from derivative instruments as recorded during the three-month period ended September 30, 2019, when compared with the three-month period ended September 30, 2018.

The expense ratio increased from 53.8% for the nine-month period ended September 30, 2018 to 228.2% for the nine-month period ended September 30, 2019. The increase is due primarily to a lower denominator in net premiums earned and net income from derivative instruments as recorded during the nine-month period ended September 30, 2019, when compared with the nine-month period ended September 30, 2018.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, we are not underwriting profitably and may not be profitable. The combined ratio increased from 33.5% for the three-month period ended September 30, 2018 to 105.7% for the three-month period ended September 30, 2019. The increase in the combined ratio is wholly due to a lower denominator in net premiums earned and net income from derivative instruments as recorded during the three-month period ended September 30, 2019, when compared with the three-month period ended September 30, 2018.

The combined ratio increased from 53.8% for the nine-month period ended September 30, 2018 to 228.2% for the nine-month period ended September 30, 2019. The increase in the combined ratio is wholly due to a lower denominator in net premiums earned and net income from derivative instruments as recorded during the nine-month period ended September 30, 2019, when compared with the nine-month period ended September 30, 2018.

FINANCIAL CONDITION – SEPTEMBER 30, 2019 COMPARED TO DECEMBER 31, 2018

Restricted Cash and Cash Equivalents. As of September 30, 2019, our restricted cash and cash equivalents decreased by $1.3 million, or 41%, to $1.9 million, from $3.2 million as of December 31, 2018. The decrease is the net result of the withdrawal by the counterparty of our ILW Swap for settlement of losses as well as collateral deposits made during the nine months ended September 30, 2019.

Investments. As of September 30, 2019, our total investments decreased by $571 thousand or 49% to $584 thousand, from $1.2 million as of December 31, 2018. The decrease is primarily a result of net sales of fixed-maturity securities during the nine-month period ended September 30, 2019.

Reserve for Losses and Loss Adjustment Expenses. As of September 30, 2019, our reserve for losses and loss adjustment expenses decreased by $4 million, or 97%, to $107 thousand, from $4.1 million at December 31, 2018. The decrease is wholly due to the settlement of losses on weather-related events occurring in previous quarters for which the Company had set up appropriate reserves.

Notes Payable. As of September 30, 2019, our notes payable increased to $600 thousand, from $Nil at December 31, 2018. The increase is wholly due to the issuance of Series 2019-1 participating notes by our reinsurance sidecar subsidiary, Oxbridge Re NS during the nine months ending September 30, 2019.

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

As of September 30, 2019, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. During the nine-month period ending September 30, 2019, we issued participating notes through our reinsurance sidecar subsidiary, Oxbridge Re NS. We have no current plans to issue further debt, other than through additional participating notes and we expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, its subsidiaries Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for each subsidiary is $500. As of September 30, 2019, each subsidiary exceeded the minimum required. By law, each subsidiary is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

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

Cash Flows

Our cash flows from operating, investing and financing activities for the nine-month periods ended September 30, 2019 and 2018 are summarized below.

Cash Flows for the Nine months ended September 30, 2019 (in thousands)

Net cash used in operating activities for the nine months ended September 30, 2019 totaled $4,439, which consisted primarily of cash received from net premiums written less cash disbursed for operating expenses and net loss payments. Net cash provided by investing activities of $592 was primarily due to the net proceeds from sale of fixed-maturity securities. Net cash provided by financing activities totaled $600, which consisted of proceeds on issuance of Series 2019-1 participating notes.

Cash Flows for the Nine months ended September 30, 2018 (in thousands)

Net cash used in operating activities for the nine months ended September 30, 2018 totaled $2,214, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and net loss payments. Net cash provided by investing activities of $1,475 was primarily due to the net proceeds from sale of equity available-for-sale securities. Net cash provided by financing activities totaled $2,000 representing net proceeds on issuance of Series 2018-1 participating notes.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

As of September 30, 2019, our best estimate for reserves for loss and loss adjustment expenses was $107,000, with IBNR representing approximately 70% of such reserves.

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

Stock-Based Compensation: The Company accounts for stock-based compensation under the fair value recognition provisions of GAAP which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors, including stock options, warrants and restricted stock issuances based on estimated fair values. The Company measures compensation for restricted stock based on the price of the Company’s ordinary shares at the grant date. Determining the fair value of share purchase options at the grant date requires significant estimation and judgment. The Company uses an option-pricing model (Black-Scholes option pricing model) to assist in the calculation of fair value for share purchase options. The Company's shares have not been publicly traded for a sufficient length of time to solely use the Company's performance to reasonably estimate the expected volatility.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: November 4, 2019	By:	/s/ JAY MADHU
Jay Madhu
Chief Executive Officer and President (Principal Executive Officer)

Date: November 4, 2019	By:	/s/ WRENDON TIMOTHY
Wrendon Timothy
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)