Form 10-K
period 2019-12-31
OXBRIDGE RE HOLDINGS Ltd
filed 2020-03-23
CIK 1584831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From ________ To ________

Commission File Number 1-36346

OXBRIDGE RE HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1150254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 201 42 Edward Street P.O. Box 469 Grand Cayman, Cayman Islands	KY1-9006
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (345) 749-7570

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Ordinary Shares, par value $0.001 (USD) per share	OXBR	The NASDAQ Capital Market
Warrants	OXBRW	The NASDAQ Capital Market

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $1,020,885 (based upon the quoted closing sale price per share of the registrant’s ordinary shares on The NASDAQ Capital Market) on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2019). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of June 30, 2019 were affiliates.

As of March 23, 2020, 5,733,587 ordinary shares, par value $0.001 (USD) per share, were outstanding.

Documents Incorporated by Reference:

Portions of the Company’s proxy statement to be filed with the Securities and Exchange Commission relating to the 2020 Annual Meeting of Shareholders will be incorporated by reference into Part III of this Annual Report on Form 10-K.

OXBRIDGE RE HOLDINGS LIMITED
Index to Annual Report on Form 10-K
Year Ended December 31, 2019

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

PART I

ITEM 1    BUSINESS

Overview

We are a Cayman Islands specialty property and casualty reinsurer that provides reinsurance solutions through our subsidiaries, Oxbridge Reinsurance Limited and Oxbridge RE NS. We focus on underwriting fully-collateralized reinsurance contracts primarily for property and casualty insurance companies in the Gulf Coast region of the United States, and from time to time, we may undertake global exposure through industry loss warranty (“ILW”) contracts. We specialize in underwriting medium frequency, high severity risks, where we believe sufficient data exists to analyze effectively the risk/return profile of reinsurance contracts. We were organized in April 2013 as an exempted company under the laws of the Cayman Islands.

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

We organized our Oxbridge Re NS subsidiary on December 22, 2017 to function as a reinsurance sidecar which increases the underwriting capacity of Oxbridge Reinsurance Limited. Oxbridge Re NS commenced operations on June 1, 2018 and has since issued participating notes to third-party and related-party investors, the proceeds of which was utilized to collateralize a quota-share of Oxbridge Reinsurance Limited’s reinsurance obligations.

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

●
Deployment of Capital.  In order to eliminate the possibility of complete losses, we intend to place only a portion of our total capital at risk in any single year. This means that we expect lower returns than some of our competitors in years where there are lower than average catastrophe losses but that our capital will not be completely eroded in the event of multiple large losses.

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

Investment Strategy

Our company’s business focus is primarily on underwriting profit. However, we remain opportunistic with respect to investment income, and intend to increase shareholder value through supplemental investment income when favorable opportunities are available. The Company, from time to time, and dependent upon favorable investment conditions and our investment guidelines, may invest in real estate and other ventures that have the potential to increase shareholder value.

Currently, most of our company’s capital is held in trust accounts that collateralize the reinsurance policies that we write. The investment parameters for capital held in such trust accounts are generally established by the cedant for the relevant policy. Our current investments are held in cash and equity securities.

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

Loss Reserves

Loss reserves represent estimates, including actuarial and statistical projections at a given point in time, of the ultimate settlement and administration costs of claims incurred (including claims incurred but not reported (“IBNR”)). Estimates are not precise in that, among other things, they are based on predictions of future developments and estimates of future trends in claims severity and frequency and other variable factors such as inflation. It is likely that the ultimate liability will be greater or less than such estimates and that, at times, this variance will be material.

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

Our estimates are reviewed quarterly by an independent actuary in order to provide additional insight into the reasonableness of our loss reserves.

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

Employees

As of March 23, 2020, we had three employees, all of which are full-time, and we are not in the process of hiring additional resources at this time. We believe that our relations with our employees are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements. We believe that we will continue to have relatively few employees and intend to outsource some functions to specialist firms in the Cayman Islands if and when we determine that such functions are necessary. We intend to use the expertise of our Board of Directors and where necessary, external consultants to provide any other service we may require from time to time.

Legal Proceedings

We are not currently involved in any litigation or arbitration. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

Regulation and Capital Requirements

Our wholly-owned subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, each holds a Class C Insurer’s License issued in accordance with the terms of the Insurance Law (as revised) of the Cayman Islands (the “Law”), and is subject to regulation by the Cayman Islands Monetary Authority (“CIMA”), in terms of the Law. As the holder of a Class C Insurer’s License, Oxbridge Reinsurance Limited and Oxbridge Re NS are permitted to undertake insurance business approved by CIMA.

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

We may derive a substantial portion of our business from HCI Group subsidiaries in the future. Jay Madhu, our Chief Executive Officer and Chairman of our Board of Directors, is also a member of the board of directors of HCI Group and a former executive officer of HCI Group. Because of this business relationships, various conflicts of interest could arise with respect to business opportunities that could be advantageous to HCI Group or its subsidiaries, on the one hand, and us or any of our subsidiaries, on the other hand. Moreover, because of this relationship, HCI Group may have the ability to otherwise significantly influence certain business decisions by us, including our writing of future policies. This relationship and potential conflict of interest could also result in contracts between us and HCI Group and/or its subsidiaries that are less favorable to us than contracts that could be negotiated with other third parties.

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

Currently, A.M Best has not assigned us a financial strength rating, and we do not intend to seek a rating in the foreseeable future. Without a rating, or if we received a negative rating, our growth potential and business strategy will be limited because of the need to collateralize the insurance policies that we write.
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

Under Cayman Islands law, persons who are not Caymanian, do not possess Caymanian status, or are not otherwise entitled to reside and work in the Cayman Islands pursuant to provisions of the Immigration Law (2015 Revision) of the Cayman Islands, which we refer to as the Immigration Law, may not engage in any gainful occupation in the Cayman Islands without an appropriate governmental work permit. Although Jay Madhu and Wrendon Timothy have obtained Permanent Residency in the Cayman Islands, the failure to obtain work permits, or extensions thereof, for other employee(s) could prevent us from continuing to implement our business strategy seamlessly.

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

Failures to comply with a direction given by CIMA may be punishable by a fine of up to five hundred thousand Cayman Islands dollars (US$609,756.10 based on the Cayman Islands’ pegged exchange rate of CI$0.82 per US$1.00 as of March 16, 2020) or imprisonment for a term of five years or both, and a fine of an additional ten thousand Cayman Islands dollars (US$12,195.12) for every day after conviction on which the offense so continues.

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

Furthermore, we may not be able to comply fully with, or obtain desired exemptions from, revised statutes, regulations and policies that currently, or may in the future, govern the conduct of our business. Failure to comply with, or to obtain desired authorizations and/or exemptions under, any applicable laws could result in restrictions on our ability to do business or undertake activities that are regulated in the jurisdictions in which we operate and could subject us to fines and other sanctions. In addition, changes in the laws or regulations to which our reinsurance subsidiary is subject or may become subject, or in the interpretations thereof by enforcement or regulatory agencies, could have a material adverse effect on our business, our business plans, and our growth strategy.

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

When a takeover offer is made and accepted by holders of 90% of the shares within four months, the offeror may, within a two-month period commencing on the expiration of such four-month period, require the holders of the remaining shares to transfer such shares on the terms of the offer. An objection can be made to the Grand Court of the Cayman Islands, but such objection is unlikely to succeed in the case of an offer which has been so approved unless there is evidence of fraud, bad faith or collusion.

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

Passive income generally includes interest, dividends and other investment income. However, the income derived in the active conduct of an insurance business is excluded from the term “passive income” if (i) for years before 2019, the income is earned by a corporation that is predominantly engaged in an insurance business, and (ii) for years after 2018, the income is earned by a “qualifying insurance corporation”. In order for a non-U.S. property and casualty insurance company to be treated as a “qualifying insurance corporation” for a taxable year, the company’s “applicable insurance liabilities” generally must be greater than 25% of the company’s assets for the taxable year. In the case of a non-U.S. property and casualty insurance company, the term “applicable insurance liabilities” means the amount of loss and loss adjustment expenses, but shall not exceed the amount reported to the applicable regulator in an applicable financial statement. It is not clear whether the term “applicable insurance liabilities” includes not only the unpaid loss and loss adjustment expenses, but also includes the paid loss and loss adjustment expenses during the taxable year. If each of Oxbridge Reinsurance Limited and Oxbridge Re NS is a “qualified insurance corporation” for a taxable year, then neither Oxbridge Re Holdings Limited, nor Oxbridge Reinsurance Limited, nor Oxbridge Re NS should be deemed to be a PFIC for the taxable year.

Regardless of whether the term “applicable insurance liabilities” includes not only the unpaid loss and loss adjustment expenses but also the paid loss and loss adjustment expenses, we believe that each of Oxbridge Reinsurance Limited and Oxbridge Re NS met the requirements for being a “qualified insurance corporation” for the 2019 year. For years prior to 2019, we also believe that each of those corporations met the requirement of being predominantly engaged in an insurance business. Accordingly, we believe that we have not been a PFIC during 2019 or prior years. We do not have an expectation, however, as to whether or not we may be a PFIC in years after 2019. If you are a United States person, we urge you to consult your own tax advisor concerning the potential tax consequences to you under the PFIC rules.

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

PART II

ITEM 5     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Ordinary Shares

The following table sets forth the high and low sales price per share of our ordinary shares as reported on The NASDAQ Capital Market for the periods indicated:

	2019		2018
	High	Low	High	Low
First Quarter	$2.93	$0.65	$3.00	$2.00
Second Quarter	$2.55	$0.96	$2.35	$1.00
Third Quarter	$1.46	$0.70	$3.00	$1.56
Fourth Quarter	$1.31	$0.70	$1.91	$0.51

Holders of Record and Tax Information

As of March 23, 2020, there were 19 holders of record of our ordinary shares. There are no current applicable Cayman Islands laws, decrees or regulations relating to restrictions on the import or export of capital or exchange controls affecting remittances of dividends, interest and other payments to non-resident holders of our ordinary shares. There are no existing laws or regulations of the Cayman Islands imposing taxes or containing withholding provisions to which United States holders of our ordinary shares are subject. There are no reciprocal tax treaties between the Cayman Islands and the United States.

Dividend Policy

The declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on our results of operations and cash flows, our financial position and capital requirements, general business conditions, rating agency guidelines (if applicable), any legal, tax, regulatory and contractual restrictions on the payment of dividends, and any other factors considered relevant by our Board of Directors. Our ability to pay dividends will also depend on the requirements of any future financing agreements to which we may be a party and the ability of our reinsurance subsidiaries, or other subsidiaries, to pay dividends to us. Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited and Oxbridge Re NS, our reinsurance subsidiaries, are subject to Cayman Islands regulatory constraints that affect their ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for Oxbridge Reinsurance Limited and Oxbridge Re NS is $500. As of December 31, 2019, both subsidiaries exceeded the minimum requirement. By law, Oxbridge Reinsurance Limited and Oxbridge Re NS is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

We paid no dividends in both 2019 and 2018.

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

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the year ended December 31, 2019.

Issuer Purchases of Equity Securities

The Company did not repurchase any ordinary shares or warrants in 2019.

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

ITEM 7    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our Consolidated Financial Statements and the related notes contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

General

The following is a discussion and analysis of our results of operations for the years ended December 31, 2019 and 2018 and our financial condition as of December 31, 2019 and 2018. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, unless the context dictates otherwise.

Overview and Trends

We are a Cayman Islands specialty property and casualty reinsurer that provides reinsurance solutions through our reinsurance subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS. Our more recently organized subsidiary, Oxbridge Re NS, was incorporated on December 22, 2017 to function as a reinsurance sidecar which increases the underwriting capacity of Oxbridge Reinsurance Limited. Oxbridge Re NS commenced operations on June 1, 2018 and has since issued participating notes to third-party investors, the proceeds of which was utilized to collateralize a quota-share of Oxbridge Reinsurance Limited’s reinsurance obligations. We focus on underwriting fully-collateralized reinsurance contracts primarily for property and casualty insurance companies in the Gulf Coast region of the United States, and globally through ILW’s. We specialize in underwriting medium frequency, high severity risks, where we believe sufficient data exists to analyze effectively the risk/return profile of reinsurance contracts.

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

The property and casualty reinsurance industry historically has been cyclical in nature, owing to fluctuations in the supply of capital. During 2019, several developments have caused an increase in the demand for capital, including natural catastrophes in the Caribbean and Japan, increased capital requirements at some Lloyd’s syndicates, and the voluntary withdrawal of capital from some under-performing business.

Compared to most of our competitors, we are small and have low overhead expenses. We believe that our expense efficiency, agility and existing relationships support our competitive position and allows us to profitably participate in lines of business that fit within our strategy. Over time we expect our expense advantage to erode as the industry acts to reduce frictional costs.

PRINCIPAL REVENUE AND EXPENSE ITEMS

Revenues

We derive our most significant revenues from three principal sources:

●
premiums assumed from reinsurance on property and casualty business;

●
income from investments, including Industry Loss Warranties; and

●
other fee income from management and underwriting performance of the reinsurance side-car.

Premiums Assumed

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

Investment Income and Industry Loss Warranties

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018 (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2019	2018

Revenue
Assumed premiums	$1,057	2,361
Change in loss experience refund payable	-	(225)
Change in unearned premiums reserve	(440)	592

Net premiums earned	617	2,728
Net income from derivative instruments	-	997
Net investment and other income	230	366
Net realized investment losses	3	(255)
Change in fair value of equity securities	25	(26)
Net gain (loss) on commutation	106	(8)

Total revenue	981	3,802

Expenses
Losses and loss adjustment expenses	-	10,006
Policy acquisition costs and underwriting expenses	64	263
General and administrative expenses	1,067	1,282

Total expenses	1,131	11,551

Loss before (income) loss attributable to noteholders	$(150)	(7,749)

(Income) loss attributable to noteholders	(155)	2,000

Net loss	(305)	(5,749)

Basic loss per share	$(0.05)	(1.00)

Diluted loss per share	$(0.05)	(1.00)

Weighted-average shares outstanding
Basic and Diluted	5,733,587	5,733,587

Dividends paid per share	$-	-

Performance ratios to net premiums earned:
Loss ratio	0.0%	268.6%
Acquisition cost ratio	10.4%	9.6%
Expense ratio	183.3%	41.5%
Combined ratio	183.3%	310.1%

Comparison of the Year Ended December 31, 2019 to Year Ended December 31, 2018

General. Net loss for the year ended December 31, 2019 was $305 thousand or ($0.05) basic and diluted loss per share compared to a net loss of $5.7 million or ($1.00) basic and diluted earnings per share for the year ended December 31, 2018. The significant decrease in net loss is wholly due to no limit losses being suffered during the year ended December 31, 2019, when compared with the reinsurance portfolio that suffered limit losses during the year ended December 31, 2018.

Premium Income. Net premiums earned typically reflects the pro-rata inclusion into income of premiums assumed (net of loss experience refund and premiums ceded) over the life of the reinsurance contracts. However, given the limit losses experienced on all our reinsurance contracts during the year ended December 31, 2018, premiums recognition has not been deferred through the remaining lives of those respective contracts and has been accelerated into the respective years, due to the fact that there is no possibility of any future treaty-year losses under such contracts.

Net premiums earned for the year ended December 31, 2019 decreased $2.1 million, to $617 thousand, from $2.7 million for the year ended December 31, 2018. The decrease is primarily due to the fact that lower capital was deployed during 2019, when compared with the prior fiscal year.

Losses Incurred. Losses incurred for the year ended December 31, 2019 decreased $10 million to $0, from $10 million for the year ended December 31, 2018. The decrease is primarily due to no losses incurred during 2019 when compared with the reinsurance portfolio that suffered limit losses during the year ended December 31, 2018.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed.  Policy acquisition costs and underwriting expenses for the year ended December 31, 2019 decreased by $199 thousand, to $64 thousand from $263 thousand for the year ended December 31, 2018. The decrease is primarily due to the decrease in net premiums earned during 2019, when compared with the prior fiscal year.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2019 decreased by $200 thousand to $1.1 million from $1.3 million for the year ended December 31, 2018. The decrease is due to further cost savings initiatives implemented by the Company.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio decreased from 268.6% for the year ended December 31, 2018 to 0% for the year ended December 31, 2019. The decrease is due to no loss and loss adjustment expenses incurred during the year ended December 31, 2019 compared with limit losses suffered during the prior fiscal year.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio increased from 9.6% for the year ended December 31, 2018 to 10.4% for the year ended December 31, 2019. The increase is due to the overall marginally higher weighted-average acquisition costs on reinsurance contracts in force during the year ended December 31, 2019, compared with the prior fiscal year.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and general and administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio increased from 41.5% for the year ended December 31, 2018 to 183.3% for the year ended December 31, 2019. The increase is due primarily to a lower denominator in net premiums earned as recorded during the year ended December 31, 2019, when compared with the prior fiscal year.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, we are not underwriting profitably and may not be profitable. The combined ratio decreased from 310.1% for the year ended December 31, 2018 to 183.3% for the year ended December 31, 2019. The decrease in the combined ratio is due to a 0% loss ratio during year ended December 31, 2019 as mentioned above, when compared with the prior fiscal year.

FINANCIAL CONDITION – DECEMBER 31, 2019 COMPARED TO DECEMBER 31, 2018

Restricted Cash and Cash Equivalents. As of December 31, 2019, our restricted cash and cash equivalents decreased by $1.2 million, or 36%, to $2 million, from $3.2 million as of December 31, 2018. The decrease is the net result of withdrawals by the counterparty of our ILW Swap for settlement of losses as well as collateral deposits made during the year ended December 31, 2019.

Investments. As of December 31, 2019, our total investments decreased by $463 thousand, or 40%, to $692 thousand, from $1.2 million as of December 31, 2018. The decrease is primarily a result of the sale of fixed-maturity securities during the year ended December 31, 2019.

Reserve for losses and loss adjustment expenses. As of December 31, 2019, our reserve for losses and loss adjustment expenses decreased by $4.1 million, or 100%, to $0, from $4.1 million at December 31, 2018. The decrease is wholly due to the settlement of losses on weather-related events occurring in the previous year and commutation of prior contracts, coupled with the fact that there were no significant events and no reported claims in 2019 to necessitate a reserve.

Unearned Premiums Reserve. As of December 31, 2019, our unearned premiums reserve increased by $440 thousand, or 100%, to $440 thousand, from $0 at December 31, 2018. The increase is due to placement of new contract coupled with no limit losses incurred during the year in comparison to the acceleration of premium recognition due to the full limit losses in the prior year.

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

As of December 31, 2019, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no plans to issue debt and expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to Cayman Islands regulatory constraints that affect their ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for each subsidiary is $500. As of December 31, 2019, Oxbridge Reinsurance Limited and Oxbridge Re NS exceeded the minimum required. By law, Oxbridge Reinsurance Limited and Oxbridge Reinsurance NS are restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing and financing activities for the years ended December 31, 2019 and 2018 are summarized below.

Cash Flows for the Year ended December 31, 2019 (in thousands)

Net cash used in operating activities for the year ended December 31, 2019 totaled $4,371, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and net loss payments. Net cash provided by investing activities of $488 was primarily due to the net proceeds from sale of fixed-maturity securities. Net cash provided by financing activities totaled $600 representing the proceeds on issuance of the Series 2019-1 participating notes during the year ended December 31, 2019.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2019, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Reserves for Losses and Loss Adjustment Expenses. We determine our reserves for losses and loss adjustment expenses on the basis of the claims reported by our ceding insurers and for losses IBNR, we use the assistance of an independent actuary. The reserves for losses and loss adjustment expenses represent management’s best estimate of the ultimate settlement costs of all losses and loss adjustment expenses.

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

As at December 31, 2019 we had no reserves for loss and loss adjustment expenses due to no significant events occurring during the year and no reported claims on contract in force. See Note 8 to the consolidated financial statements.

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 51 of this Annual Report on Form 10-K.

 ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K (December 31, 2019). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to scaled disclosure requirements applicable to non-accelerated filers that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B     OTHER INFORMATION

None.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than the information regarding our code of ethics set forth below, the information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after December 31, 2019.

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

ITEM 11   EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after December 31, 2019.

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after December 31, 2019.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after December 31, 2019.

ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after December 31, 2019.

PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
Documents Filed as Part of the Report

The Consolidated Financial Statements, other financial information, financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 51 of this Annual Report on Form 10-K.

(b)
Exhibits

Reference is made to the separate exhibit index contained on pages 49 through 50 filed herewith.

(c)
Financial Statement Schedules

The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 52 of this Annual Report on Form 10-K.

ITEM 16    FORM 10-K SUMMARY

None.

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

4.4
Amendment #1 to Warrant Agreement between Oxbridge Re Holdings Limited and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.1 to Oxbridge Re Holdings Limited's Current Report on Form 8-K filed November 19, 2018) (Commision File No. 1-36346).

4.5#	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.

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

101
The following materials from Oxbridge Re Holdings Limited’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements.

* Indicates a management contract or compensatory plan or arrangement.
# Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

By:	/s/ JAY MADHU
Jay Madhu
Chief Executive Officer and President (Principal Executive Officer)

Date:	March 23, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 23, 2020 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ WRENDON TIMOTHY	/s/ JAY MADHU
Wrendon Timothy	Jay Madhu
Chief Financial Officer and Secretary	Chief Executive Officer, President and Director
(Principal Financial Officer and Principal Accounting Officer)	(Principal Executive Officer)

/s/ MAYUR PATEL	/s/ KRISHNA PERSAUD
Mayur Patel	Krishna Persaud
Director	Director

/s/ RAY CABILLOT
Ray Cabillot
Director

Index to Consolidated Financial Statements and Financial Statement Schedules

HACKER, JOHNSON & SMITH PA

Fort Lauderdale
Orlando
Tampa

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Oxbridge Re Holdings Limited
Grand Cayman, Cayman Islands:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oxbridge Re Holdings Limited and Subsidiaries (the "Company"), as of December 31, 2019 and 2018 and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for the years then ended and the related notes and the financial statement schedules (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
March 23, 2020

500 North Westshore Boulevard, Post Office Box 20368, Tampa, Florida 33622-0368, (813) 286-2424
A Registered Public Accounting Firm

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Balance Sheets
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At December 31,
	2019	2018

Assets
Investments:
Fixed-maturity securities, available for sale, at fair value (amortized cost of $991)	$-	993
Equity securities, at fair value (cost : $715 and $210)	692	162
Total investments	692	1,155
Cash and cash equivalents	5,962	8,074
Restricted cash and cash equivalents	2,054	3,225
Accrued interest and dividend receivable	12	15
Premiums receivable	506	-
Deferred policy acquisition costs	48	-
Operating lease right-of-use assets	133	-
Prepayment and other assets	79	74
Property and equipment, net	9	18
Total assets	$9,495	12,561

Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	$-	4,108
Notes payable to noteholders	600	-
Unearned premiums reserve	440	-
Operating lease liabilities	133	-
Accounts payable and other liabilities	279	139
Total liabilities	1,452	4,247

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 5,733,587 shares issued and outstanding)	6	6
Additional paid-in capital	32,262	32,226
Accumulated Deficit	(24,225)	(23,920)
Accumulated other comprehensive income	-	2
Total shareholders’ equity	8,043	8,314
Total liabilities and shareholders’ equity	$9,495	12,561

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Operations
(expressed in thousands of U.S. Dollars, except per share amounts)

	Years Ended December 31,
	2019	2018
Revenue
Assumed premiums	$1,057	2,361
Change in loss experience refund payable	-	(225)
Change in unearned premiums reserve	(440)	592

Net premiums earned	617	2,728
Net income from derivatives	-	997
Net investment and other income	230	366
Net realized investment gain (loss)	3	(255)
Change in fair value of equity securities	25	(26)
Net gain (loss) on commutation	106	(8)

Total revenue	981	3,802

Expenses
Losses and loss adjustment expenses	-	10,006
Policy acquisition costs and underwriting expenses	64	263
General and administrative expenses	1,067	1,282

Total expenses	1,131	11,551

Loss before (income) loss attributable to noteholders	(150)	(7,749)

(Income) loss attributable to noteholders	(155)	2,000

Net loss	$(305)	(5,749)

Basic loss per share	$(0.05)	(1.00)

Diluted loss per share	$(0.05)	(1.00)

Weighted-average shares outstanding
Basic and Diluted	5,733,587	5,733,587

Dividends paid per share	$-	-

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
 (expressed in thousands of U.S. Dollars)

	Years Ended December 31,
	2019	2018

Net loss	$(305)	(5,749)
Other comprehensive (loss) income:
Change in unrealized loss on investments:
Unrealized gain arising during the year	1	4
Reclassification adjustment for net realized (gains) losses included in net loss	(3)	15

Net change in unrealized loss	(2)	19

Total other comprehensive (loss) income	(2)	19

Comprehensive loss	$(307)	(5,730)

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (expressed in thousands of U.S. Dollars)

	Years ended December 31
	2019	2018
Operating activities
Net loss	$(305)	(5,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	36	126
Net amortization of premiums on investments in fixed-maturity securities	-	7
Depreciation and amortization	10	18
Net realized investment (gains) losses	(3)	255
Change in fair value of equity securities	(25)	26
Loss attributable to noteholders	-	(2,000)
Change in operating assets and liabilities:
Accrued interest and dividend receivable	3	24
Premiums receivable	(506)	3,798
Deferred policy acquisition costs	(48)	48
Prepayment and other assets	(5)	42
Reserve for losses and loss adjustment expenses	(4,108)	(728)
Loss experience refund payable	-	(135)
Losses payable	-	(386)
Unearned premiums reserve	440	(2,012)
Accounts payable and other liabilities	140	33

Net cash used in operating activities	$(4,371)	(6,633)

Investing activities
Purchase of fixed-maturity securities	-	(4,903)
Purchase of equity securities	(505)	(6,009)
Proceeds from sale of fixed-maturity securities	994	8,340
Proceeds from sale of equity securities	-	7,617
Purchase of property and equipment	(1)	-

Net cash provided by investing activities	$488	5,045

Financing activities
Proceeds on issuance of notes payable to noteholders	600	2,000

Net cash provided by financing activities	$600	2,000

	(continued)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
 (expressed in thousands of U.S. Dollars)

	Years ended December 31
	2019	2018

Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the year	(3,283)	412
Balance at beginning of year	11,299	10,887

Balance at end of year	$8,016	11,299

Supplemental disclosure of cash flow information
Interest paid	$-	-
Income taxes paid	$-	-

Non-cash investing activities
Net change in unrealized (loss) gain on securities available for sale	$(2)	19
Operating lease right-of-use assets	$155	-
Operating lease liability	$149	-

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
Years ended December 31, 2019 and 2018
 (expressed in thousands of U.S. Dollars, except per share amounts)

	Ordinary Share Capital		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Loss	Equity

Balance at December 31, 2017	5,733,587	6	32,100	(18,149)	(39)	13,918
Cumulative effect of change in accounting for equity securities as of January 1, 2018	-	-	-	(22)	22	-
Net loss for the period	-	-	-	(211)	-	(211)
Stock-based compensation	-	-	31	-	-	31
Total other comprehensive loss	-	-	-	-	(3)	(3)
Balance at March 31, 2018	5,733,587	6	32,131	(18,382)	(20)	13,735
Net income for the period	-	-	-	265	-	265
Stock-based compensation	-	-	32	-	-	32
Total other comprehensive loss	-	-	-	-	(1)	(1)
Balance at June 30, 2018	5,733,587	6	32,163	(18,117)	(21)	14,031
Net income for the period	-	-	-	652	-	652
Stock-based compensation	-	-	31	-	-	31
Total other comprehensive income	-	-	-	-	1	1
Balance at September 30, 2018	5,733,587	6	32,194	(17,465)	(20)	14,715
Net loss for the period	-	-	-	(6,455)	-	(6,455)
Stock-based compensation	-	-	32	-	-	32
Total other comprehensive income	-	-	-	-	22	22
Balance at December 31, 2018	5,733,587	6	32,226	(23,920)	2	8,314

Balance at December 31, 2018	5,733,587	6	32,226	(23,920)	2	8,314
Net loss for the period	-	-	-	(146)	-	(146)
Stock-based compensation	-	-	9	-	-	9
Total other comprehensive loss	-	-	-	-	(2)	(2)
Balance at March 31, 2019	5,733,587	6	32,235	(24,066)	-	8,175
Net loss for the period	-	-	-	(205)	-	(205)
Stock-based compensation	-	-	9	-	-	9
Balance at June 30, 2019	5,733,587	6	32,244	(24,271)	-	7,979
Net loss for the period	-	-	-	(15)	-	(15)
Stock-based compensation	-	-	9	-	-	9
Balance at September 30, 2019	5,733,587	6	32,253	(24,286)	-	7,973
Net income for the period	-	-	-	61	-	61
Stock-based compensation	-	-	9	-	-	9
Balance at December 31, 2019	5,733,587	6	32,262	(24,225)	-	8,043

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION

(a)
Organization

Oxbridge Re Holdings Limited (the “Company”) was incorporated as an exempted company on April 4, 2013 under the laws of the Cayman Islands. Oxbridge Re Holdings Limited owns 100% of the equity interest in Oxbridge Reinsurance Limited, an exempted entity incorporated on April 23, 2013 under the laws of the Cayman Islands and for which a Class “C” Insurer’s license was granted on April 29, 2013 under the provisions of the Cayman Islands Insurance Law. Oxbridge Re Holdings Limited also owns 100% of the equity interest in Oxbridge Re NS, an entity incorporated as an exempted company on December 22, 2017 under the laws of the Cayman Islands to function as a reinsurance sidecar facility and to increase the underwriting capacity of Oxbridge Reinsurance Limited. The Company, through its subsidiaries (collectively “Oxbridge Re”) provides collateralized reinsurance in the property catastrophe market and invests in various insurance-linked securities. The Company operates as a single business segment through its wholly-owned subsidiaries. The Company’s headquarters and principal executive offices are located at Suite 201, 42 Edward Street, Georgetown, Grand Cayman, Cayman Islands, and have their registered offices at P.O. Box 309, Ugland House, Grand Cayman, Cayman Islands. We previously leased office space at 2nd Floor, Strathvale House, 90 North Church Street, Georgetown, Grand Cayman, Cayman Islands.

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

Investments: The Company’s investments consist of fixed-maturity securities and equity securities, and for which its fixed-maturity securities are classified as available-for-sale. The Company’s available-for-sale investments are carried at fair value with changes in fair value included as a separate component of accumulated other comprehensive income in shareholders’ equity. For the Company’s investment in equity securities, the changes in fair value are recorded within the consolidated statements of operations.

Unrealized gains or losses are determined by comparing the fair market value of the investment with their cost or amortized cost. Realized gains and losses on investments are recorded on the trade date and are included in the consolidated statements of operations. The cost of investment sold is based on the specified identification method. Investment income is recognized as earned and discounts or premiums arising from the purchase of debt securities are recognized in investment income using the interest method over the remaining term of the security.

The Company reviews any fixed-maturity securities for OTTI on a quarterly basis and more frequently when economic or market conditions warrant such review. When the fair value of any investment is lower than its cost, an assessment is made to see whether the decline is temporary or other-than-temporary. If the decline is determined to be other-than-temporary, the investment is written down to fair value and an impairment charge is recognized in operations in the period in which the Company makes such determination. For a fixed-maturity security that the Company does not intend to sell nor is it more likely than not that the Company will be required to sell before recovery of its amortized cost, only the credit loss component is recognized in operations, while impairment related to all other factors is recognized in other comprehensive income. The Company considers various factors in determining whether an individual security is other-than-temporarily impaired (see Note 4).

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

Derivative Financial Instruments: The Company may from time to time enter into underwriting contracts such as industry loss warranty contracts (“ILW”) that are treated as derivatives for GAAP purposes. GAAP requires that an entity recognize all derivatives in the consolidated balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in operations or other comprehensive (loss) income. The Company did not have any derivative financial assets at December 31, 2019 or December 31, 2018. There were no derivative financial liabilities at December 31, 2019, and all derivative financial liabilities at December 31, 2018 have been included within reserve for losses and loss adjustment expenses.

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At December 31, 2019, the DAC was considered fully recoverable and no premium deficiency loss was recorded and there was no DAC at December 31, 2018.

Property and equipment:  Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the years ended December 31, 2019 and 2018, there were no impairments in property and equipment.

Allowance for uncollectible receivables: Management evaluates credit quality by evaluating the exposure to individual counterparties; where warranted management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized in operations in the year in which they are determined. At December 31, 2019, no receivables were determined to be overdue or impaired, and accordingly, no allowance for uncollectable receivables has been established.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

2.  SIGNIFICANT ACCOUNTING POLICIES (continued)

Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at December 31, 2019.

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

Share-Based Compensation: The Company accounts for share-based compensation under the fair value recognition provisions of GAAP which requires the measurement and recognition of compensation for all share-based awards made to employees and directors, including stock options and restricted stock issuances based on estimated fair values. The Company measures compensation for restricted stock based on the price of the Company’s ordinary shares at the grant date. Determining the fair value of stock options at the grant date requires significant estimation and judgment. The Company uses an option-pricing model (Black-Scholes option pricing model) to assist in the calculation of fair value for stock options. The Company's shares have not been publicly traded for a sufficient length of time to solely use the Company's performance to reasonably estimate the expected volatility. Therefore, when estimating the expected volatility, the Company takes into consideration the historical volatility of similar entities. The Company considers factors such as an entity's industry, stage of life cycle, size and financial leverage when selecting similar entities. The Company uses a sample peer group of companies in the reinsurance industry as well as the Company’s own historical volatility in determining the expected volatility. Additionally, the Company uses the full life of the options, ten years, as the estimated term of the options, and has assumed no forfeitures during the life of the options.

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

For operating leases, the asset and liability are expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability is recognized separately from the amortization of the right-of-use asset in the consolidated statement of operations and the repayment of the principal portion of the lease liability is classified as a financing activity while the interest component is included in the operating section of the consolidated statement of cash flows.

We adopted ASU 2016-02, ASU 2018-10 Codification Improvements to Topic 842: Leases and ASU 2018-11 Leases (Topic 842): Targeted Improvements on January 1, 2019.  We applied the standards using the alternative transition method provided by ASU 2018-11 under which leases were recognized at the date of adoption and a cumulative-effective adjustment to the opening balance of retained earnings would have been recognized in the period of adoption. As the standard did not have an impact on our net loss, no adjustment to the opening balance of accumulated deficit was required. As of December 31, 2019, $155 thousand of right-of-use assets and $149 thousand of lease liabilities for operating leases were added as operating lease right-of-use assets and operating lease liabilities line items, respectively, on the consolidated balance sheet as a result of the adoption of this update. We implemented controls for the adoption of the standard and the ongoing monitoring of the right-of-use asset and lease liability, but they did not materially affect our internal control over financial reporting.

Pending Accounting Updates:

Accounting Standards Update No. 2016-13. In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends the guidance on reporting credits losses and affects loans, debt securities, trade receivables, reinsurance recoverable and other financial assets that have the contractual right to receive cash. The amendments are effective for annual periods beginning after December 15, 2022 (as amended), and interim periods within those annual periods. The Company is in the process of evaluating the impact of the requirements of ASU 2016-13 on the Company’s consolidated financial statements.

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

Reclassifications: Any reclassifications of prior period amounts have been made to conform to the current period presentation.

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	December 31,
	2019	2018
	(in thousands)

Cash on deposit	$3,456	$3,965
Cash held with custodians	2,506	4,109
Restricted cash held in trust	2,054	3,225

Total	$8,016	$11,299

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

4. INVESTMENTS

The Company from time to time invests in fixed-maturity securities and equity securities, with its fixed-maturity securities classified as available-for-sale. At December 31, 2019, the Company did not hold any available-for-sale securities. At December 31, 2018, the cost or amortized cost, gross unrealized gains and losses, and estimated fair value of the Company’s available-for-sale securities by security type were as follows:

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

4.  INVESTMENTS (continued)

Proceeds received, and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities, and equity securities, for the years ended December 31, 2019 and 2018 are as follows:

	Gross proceeds from sales	Gross Realized Gains	Gross Realized Losses
	($ in thousands)

Year ended December 31, 2019
Available-for-sale fixed-maturity securities	$994	$3	$-

Year ended December 31, 2018
Available-for-sale fixed-maturity securities	$8,340	$7	$(22)

Equity securities	$7,617	$475	$(715)

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

There were no available-for-sale securities at December 31, 2019 neither were there any available-for-sale securities in an unrealized loss position at December 31, 2018.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

4.  INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2019 and 2018:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2019	($ in thousands)
Financial Assets:
Cash and cash equivalents	$5,962	$-	$-	$5,962

Restricted cash and cash equivalents	$2,054	$-	$-	$2,054

Total equity securities	$692	$-	$-	$692

Total	$8,708	$-	$-	$8,708

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2018	($ in thousands)
Financial Assets:
Cash and cash equivalents	$8,074	$-	$-	$8,074

Restricted cash and cash equivalents	$3,225	$-	$-	$3,225

Total fixed-maturity securities	$-	$993	$-	$993

Total equity securities	$162	$-	$-	$162

Total	$11,461	$993	$-	$12,454

There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2019 and 2018.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

5.  DERIVATIVE INSTRUMENTS

Inward Industry Loss Warranty ("ILW") Swap

In January 2018, the Company entered into an inward ILW swap (the "2018 Inward ILW Swap") with a third-party under which qualifying loss payments are triggered by reference to the level of losses incurred by the insurance industry as a whole, rather than by losses incurred by the insured. In return for a fixed payment received of $1 million, the Company was required to make a floating payment in the event of certain losses incurred from specified natural catastrophes in North America, Caribbean, Europe, Japan, Australia, New Zealand and Latin America from January 2018 to December 2018. The Company’s maximum payment obligation under the 2018 Inward ILW Swap was $4 million. The ILW Swap expired on December 31, 2018 and the Company did not renew the ILW Swap during the year ending December 31, 2019.

During the year ending December 31, 2019, the Company settled its payment obligation of $4 million under the 2018 Inward ILW Swap.

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

The Company and its subsidiaries intend to conduct substantially all of their operations in the Cayman Islands in a manner such that they will not be engaged in a trade or business in the U.S. However, because there is no definitive authority regarding activities that constitute being engaged in a trade or business in the U.S. for federal income tax purposes, the Company cannot assure that the U.S. Internal Revenue Service will not contend, perhaps successfully, that the Company or its subsidiaries are engaged in a trade or business in the U.S. A foreign corporation deemed to be so engaged would be subject to U.S. federal income tax, as well as branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under an applicable tax treaty.

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

Notes Payable to Series 2019-1 noteholders

Oxbridge Re NS entered into a retrocession agreement with Oxbridge Reinsurance Ltd on June 1, 2019 and issued $600 thousand of participating notes which provides quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. The participating notes have been assigned Series 2019-1 and are due to mature on June 1, 2022. None of the participating notes were redeemed during the year ending December 31, 2019.

The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the year ended December 31, 2019 was $155,000 and are included within accounts payable and other liabilities as at December 31, 2019.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

8.  RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table summarizes the Company’s loss and loss adjustment expenses (“LAE”) and the reserve for loss and LAE reserve movements for the years ended December 31, 2019 and 2018:

	Year ended
	December 31,
	2019	2018
	($ in thousands)

Gross balance, beginning of year	$4,108	4,836
Incurred, net of reinsurance, related to:
Current period	-	10,000
Prior period 1	(106)	(1,006)
Total incurred, net of reinsurance	(106)	8,994
Paid, net of reinsurance, related to:
Current period	-	(6,000)
Prior period	(4,002)	(3,722)
Total paid, net of reinsurance	(4,002)	(9,722)
Net balance, end of year	$-	4,108
Add: reinsurance recoverable	-	-
Gross balance, end of period	$-	4,108

1
During the year ended December 31, 2019, the Company entered into final commutation agreement with one (1) cedant under which the Company’s liabilities were commuted and discharged. The Company recognized a net gain on commutation of $106,000 which is presented as a separate line item in the Consolidated Statement of Operations.

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

There were no significant changes in the actuarial methodology or assumptions relating to the Company’s reserve for loss and loss adjustment expenses for the year ended December 31, 2019 or 2018.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

8.  RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (continued)

Claims Development Tables, IBNR Reserves and Claims Frequency

The following table discloses information about the Company’s incurred and paid claims development as of December 31, 2019, as well as cumulative claim frequency and the total of incurred-but-not-reporting and expected development on reported claims included within the net incurred claims amounts. A claim is defined as a reported loss from a cedant on an excess-of-loss reinsurance contract arising from a loss event for which the Company records a paid loss or case reserve. The Company operates a single business segment, being property catastrophe reinsurance.

Property Catastrophe Reinsurance
(in thousands)
						As of
	Incurred Losses and Loss Adjustment Expenses					December 31, 2019

						Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
						(dollars in thousands)
Accident Year		2016	2017	2018	2019
2016		$14,775	$18,801	$17,795	$17,689	$-	5
2017			$38,401	$38,401	$38,401	$-	8
2018				$10,000	$10,000	$-	2
2019					$-	$-	-
		Total			$66,090	$-

Cumulative Paid Losses and Loss Adjustment Expenses

For the Years Ended December 31,
(in thousands)

Accident Year		2016	2017	2018	2019
2016		$6,073	$16,073	$17,687	$17,689
2017			$36,293	$38,401	$38,401
2018				$6,000	$10,000
2019					$-
		Total			$66,090
	Reserve for loss and loss adjustment expenses at December 31, 2019, net of reinsurance				$-

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

8.  RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (continued)

During the year ended December 31, 2019, the Company did not enter into any retrocession arrangements.

During the year ended December 31, 2018, the Company did not enter into any retrocession arrangements. However, the Company had issued its $2 million Series 2018-1 participating notes, all of which were drawn down to settle losses incurred by the Company as per the provisions of the Series 2018-1 participating notes. As such, the Company’s gross and net reserve for losses and loss adjustment expenses at December 31, 2018 are both $4,108,000 as recorded on the consolidated balance sheets.

The following table shows the historical average annual percentage payout of claims as at December 31, 2019.

Years	1	2	3	4

Property Catastrophe Reinsurance	62.9%	34.0%	9.1%	0.0%

9.  LOSS PER SHARE

A summary of the numerator and denominator of the basic and diluted loss per share is presented below (dollars in thousands except per share amounts):

	Years ended December 31
	2019	2018
Numerator:
Net loss	$(305)	(5,749)

Denominator:
Weighted average shares - basic	5,733,587	5,733,587
Effect of dilutive securities - Stock options	-	-
Shares issuable upon conversion of warrants	-	-
Weighted average shares - diluted	5,733,587	5,733,587
Loss per share - basic	$(0.05)	(1.00)
Loss per share - diluted	$(0.05)	(1.00)

For the years ended December 31, 2019, options to purchase 540,000 ordinary shares were anti-dilutive due to net loss during the year presented. For the year ended December 31, 2018, 250,000 options to purchase 250,000 ordinary shares were anti-dilutive as the sum of the proceeds, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary share during the period presented. For the years ended December 31, 2019 and 2018, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive because the exercise price of $7.50 exceeded the average market price of the Company’s ordinary share during the periods presented.

GAAP requires the Company to use the two-class method in computing basic loss per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted earnings per share during periods of net loss.

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

There were 8,230,700 warrants outstanding at December 31, 2019 and 2018. No warrants were exercised during the years ended December 31, 2019 and 2018.

As of December 31, 2019, none of the Company’s retained earnings were restricted from payment of dividends to the company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in its subsidiaries, a dividend from the subsidiaries would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement. See also Note 12.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

11. STOCK-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. At December 31, 2019, there were 400,000 shares available for grant under the Plan.

Stock options

Stock options granted and outstanding under the Plan vests quarterly over four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the years ended December 31, 2019 and 2018 is as follows (option amounts not in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2018	250,000
Outstanding at December 31, 2018	250,000	$6.01	6.4 years
Granted	290,000	$2.00
Outstanding at December 31, 2019	540,000	$3.86	7.4 years	$-
Exercisable at December 31, 2019	291,250	$5.26	6.1 years	$-

Compensation expense recognized for the years ended December 31, 2019 and 2018 totaled $36,000 and $38,000, respectively, and is included in general and administrative expenses. At December 31, 2019 and 2018, there was approximately $86,000 and $16,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of thirty (30) months.

No options were granted during the year ended December 31, 2018. During the year ended December 31, 2019, 290,000 options were granted with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

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

During the year ended December 31, 2019 and 2018, the Company did not grant any restricted stock. At December 31, 2019 there were no unvested restricted stock. Compensation expense recognized for the year ended December 31, 2018 totaled $88,000 and was included in general and administrative expenses.

12.  NET WORTH FOR REGULATORY PURPOSES

The subsidiaries are subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of their respective licenses, Oxbridge Reinsurance Limited and Oxbridge Re NS are required to maintain a minimum and prescribed capital requirement of $500 in accordance with the relevant subsidiary’s approved business plan filed with CIMA.

At December 31, 2019, the Oxbridge Reinsurance Limited’s net worth of $1.4 million exceeded the minimum and prescribed capital requirement. For the years ended December 31, 2019 and 2018, Oxbridge Reinsurance Ltd.’s net loss was approximately $817 thousand and $6 million, respectively.

At December 31, 2019, the Oxbridge Re NS’ net worth of $105 thousand exceeded the minimum and prescribed capital requirement. For the years ended December 31, 2019 and 2018, Oxbridge Re NS’ net income was approximately $86 thousand and $18 thousand, respectively.

The Subsidiaries are not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiaries' GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of December 31, 2019 or for the year then ended.

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

Concentrations of Credit and Counterparty Risk

The Company’s derivative instruments are subject to counterparty risk. The Company routinely monitors this risk.

The Company markets retrocessional and reinsurance policies worldwide through its brokers.  Credit risk exists to the extent that any of these brokers may be unable to fulfill their contractual obligations to the Company.  For example, the Company is required to pay amounts owed on claims under policies to brokers, and these brokers, may fail to pay over the money to the cedants. In some jurisdictions, if a broker fails to make such a payment, the Company might remain liable to the ceding company for the deficiency. In addition, in certain jurisdictions, when the ceding company pays premiums for these policies to brokers, these premiums are considered to have been paid and the ceding insurer is no longer liable to the Company for those amounts, whether or not the premiums have actually been received.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

14. LEASES

We adopted ASU 2016-02, Leases on January 1, 2019, which resulted in the recognition of operating leases on the consolidated balance sheet in 2019 and forward. See Note 2 – Significant Accounting Policies for more information on the adoption of the ASU. Right-of-use assets and lease liabilities are disclosed as line items in the consolidated balance sheet. We determine if a contract contains a lease at inception and recognize operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments at the commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Lease agreements that have lease and non-lease components, are accounted for as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

The Company’s operating lease obligations are for the Company’s office facilities. Our lease has a remaining lease term of approximately 50 months, and includes an option to extend the lease. Under the terms of the lease, the Company also has the right to terminate the lease after thirty-six (36) months upon giving appropriate notice in writing to the Lessor. The components of lease expense and other lease information as of and during the year ended December 31, 2019 are as follows:

(in thousands)	For the Three-Month Period Ended December 31, 2019	For the Twelve-Month Period Ended December 31, 2019
Operating Lease Cost (1)	$22	$85

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$22	$93

(1) Includes short-term leases

(in thousands)	At December 31, 2019
Operating lease right-of-use assets	$133

Operating lease liabilities	$133

Weighted-average remaining lease term - operating leases	4.17 years

Weighted-average discount rate - operating leases	6.5%

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

14. LEASES (continued)

Future minimum lease payments under non-cancellable leases as of December 31, 2019, reconciled to our discounted operating lease liability presented on the consolidated balance sheet are as follows:

(in thousands)	At December 31, 2019
Remainder of 2019	$-
2020	36
2021	36
2022	37
2023	37
Thereafter	6
Total future minimum lease payments	$152

Less imputed interest	(19)
Total operating lease liability	$133

15. RELATED PARTY TRANSACTIONS

The Company had entered into reinsurance agreements with Claddaugh, which is a related entity through common directorships. At December 31, 2019 and 2018, there were no related-party loss experience refund payable and unearned premiums reserve on the consolidated amounts included within balance sheets.

During the year ended December 31, 2018, included within change in loss experience refund payable and change in unearned premiums reserve on the consolidated statements of operations are the following related-party amounts:

	December 31,
	2019	2018
	(in thousands)

Revenue
Change in loss experience refund payable	$-	$225
Change in unearned premiums reserve	$-	$592

During the year ending December 31, 2019, Mr. Jay Madhu, a director and officer of the Company and its subsidiaries, invested $50 thousand in Series 2019-1 participating notes.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

16. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	At December 31,
	2019	2018

Leasehold improvements	$21	21
Furniture and Fixtures	38	38
Motor vehicle	21	21
Computer equipment and software	33	32
Total, at cost	113	112
less accumulated depreciation and amortization	(104)	(94)
Property and equipment, net	$9	18

17.  SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our financial statements. There were no other events subsequent to December 31, 2019 for which disclosure was required.

SCHEDULE I

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2019

(expressed in thousands of U.S. dollars)

Type of investment	Cost or Amortized Cost	Fair Value	Balance Sheet Value

Preferred stocks	5	6	6
Common stocks	710	686	686

Total equity securities	715	692	692

Total investments	$715	$692	692

SCHEDULE II

OXBRIDGE RE HOLDINGS LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEET - PARENT COMPANY ONLY
(expressed in thousands of U.S. Dollars)

	At December 31,
	2019	2018

Assets

Cash and cash equivalents	3,455	3,874
Equity securities	692	162
Investment in subsidiaries	1,538	2,272
Accrued interest and dividend receivable	4	-
Due from subsidiaries	2,394	2,054
Prepayment and other receivables	75	66
Operating lease right-of-use assets	133	-
Property and equipment, net	9	18
Total assets	$8,300	8,446

Liabilities and Shareholders’ Equity
Liabilities:
Operating lease liabilities	133	-
Accounts payable and other liabilities	124	132

Shareholders’ equity:
Total shareholders’ equity	8,043	8,314
Total liabilities and shareholders’ equity	$8,300	8,446

SCHEDULE II (continued)

OXBRIDGE RE HOLDINGS LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS - PARENT COMPANY ONLY
(expressed in thousands of U.S. Dollars)

	Years Ended December 31,
	2019	2018

Revenue
Net investment income	$102	168
Change in fair value of equity securities	25	-
Net realized investment losses	-	(237)
Other income	1,357	1,586
Operating expenses	(1,057)	(1,264)
Income before equity in loss of subsidiaries	427	253
Equity in loss of subsidiaries	(732)	(6,002)

Net loss	$(305)	(5,749)

SCHEDULE II (continued)

OXBRIDGE RE HOLDINGS LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENT OF CASH - PARENT COMPANY ONLY
(expressed in thousands of U.S. Dollars)

	Years Ended December 31,
	2019	2018
Operating activities
Net loss	$(305)	(5,749)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of subsidiaries	732	6,002
Stock-based compensation	36	126
Net amortization of premiums on investments in fixed-maturity securities	-	7
Depreciation	10	18
Net realized investment losses	-	237
Change in fair value of equity securities	(25)	-
Change in operating assets and liabilities:
Accrued interest and dividend receivable	(4)	35
Due from subsidiary	(340)	(197)
Prepayment and other receivables	(9)	42
Accounts payable and other liabilities	(8)	26

Net cash provided by operating activities	$87	547

Investing activities
Investment in subsidiary	-	(5,535)
Purchase of available for sale securities	(505)	(7,939)
Proceeds from sale of available for sale securities	-	12,550
Purchase of property and equipment	(1)	-

Net cash used in investing activities	$(506)	(924)

Net change in cash and cash equivalents	(419)	(377)
Cash and cash equivalents at beginning of year	3,874	4,251
Cash and cash equivalents at end of year	$3,455	3,874

SCHEDULE III

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(expressed in thousands of U.S. dollars)

Year	Segment	Deferred acquisition costs, net	Reserves for losses and loss adjustment expenses – gross	Unearned premiums – gross	Net premiums earned	Investment income (loss)	Net losses, and loss adjustment expenses	Amortization of deferred acquisition costs	Operating expenses	Gross premiums written
2019	Property & Casualty	$48	$-	$440	$617	$3	$-	$64	$1,067	$1,057
2018	Property & Casualty	$-	$4,108	$-	$2,728	$(255)	$10006	$263	$1,282	$2,361

SCHEDULE IV

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
REINSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

(expressed in thousands of U.S. dollars)

Year	Segment	Direct Gross Premiums	Premiums ceded to other companies	Premiums assumed from other companies	Net amount	Percentage of amount assumed to net
2019	Property & Casualty	$-	$-	$1,057	$1,057	100%
2018	Property & Casualty	$-	$-	$2,361	$2,361	100%