Form 10-Q
period 2020-03-31
OXBRIDGE RE HOLDINGS Ltd
filed 2020-05-14
CIK 1584831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 1-36346

OXBRIDGE RE HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1150254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 20142 Edward Street, Georgetown P.O. Box 469 Grand Cayman, Cayman Islands	KY1-9006
(Address of principal executive offices)	(Zip Code)

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

As of May 14, 2020; 5,733,587 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At March 31, 2020	At December 31, 2019
	(Unaudited)
Assets
Investments:
Equity securities, at fair value (cost: $1,321 and $715, respectively)	$972	692
Cash and cash equivalents	5,068	5,962
Restricted cash and cash equivalents	2,343	2,054
Accrued interest and dividend receivable	4	12
Premiums receivable	227	506
Deferred policy acquisition costs	19	48
Operating lease right-of-use asset	284	133
Prepayment and other assets	123	79
Property and equipment, net	8	9
Total assets	$9,048	9,495

Liabilities and Shareholders’ Equity
Liabilities:
Notes payable to noteholders	$600	600
Unearned premiums reserve	176	440
Operating lease liabilities	284	133
Accounts payable and other liabilities	301	279
Total liabilities	1,361	1,452

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 5,733,587 shares issued and outstanding)	6	6
Additional paid-in capital	32,270	32,262
Accumulated Deficit	(24,589)	(24,225)
Total shareholders’ equity	7,687	8,043
Total liabilities and shareholders’ equity	$9,048	9,495

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
(expressed in thousands of U.S. Dollars, except per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenue

Net premiums earned	$264	-
Net investment income	33	63
Net realized investment gains	6	3
Change in fair value of equity securities	(326)	51

Total revenue	(23)	117

Expenses
Policy acquisition costs and underwriting expenses	29	-
General and administrative expenses	246	264

Total expenses	275	264

Loss before income attributable to noteholders	(298)	(147)

Income attributable to noteholders	(66)	-

Net loss	$(364)	(147)

Loss per share
Basic and Diluted	$(0.06)	(0.03)

Weighted-average shares outstanding
Basic and Diluted	5,733,587	5,733,587

Dividends paid per share	$-	-

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Three Months Ended
	March 31,
	2020	2019

Net loss	$(364)	(147)
Other comprehensive loss:
Change in unrealized loss on investments:
Unrealized gain arising during the period	-	1
Reclassification adjustment for net realized investment gains included in net loss	-	(3)

Net change in unrealized loss	-	(2)

Total other comprehensive loss	-	(2)

Comprehensive loss	$(364)	(149)

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Three Months Ended
	March 31,
	2020	2019
Operating activities
Net loss	$(364)	(147)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8	9
Depreciation and amortization	2	2
Net realized investment gains	(6)	(3)
Change in fair value of equity securities	326	(51)
Change in operating assets and liabilities:
Accrued interest and dividend receivable	8	7
Premiums receivable	279	-
Deferred policy acquisition costs	29	-
Operating leases right-of-use assets	-	(6)
Prepayment and other receivables	(44)	(51)
Reserve for losses and loss adjustment expenses	-	(4,001)
Unearned premiums reserve	(264)	-
Accounts payable and other liabilities	22	(10)

Net cash used in operating activities	$(4)	(4,251)

Investing activities
Purchase of equity securities	(846)	-
Proceeds from sale of fixed-maturity and equity securities	246	994
Purchase of property and equipment	(1)	-

Net cash (used in)/provided by investing activities	$(601)	994
	(continued)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
 Consolidated Statements of Cash Flows, continued
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Three Months Ended
	March 31,
	2020	2019

Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the period	(605)	(3,257)
Balance at beginning of period	8,016	11,299

Balance at end of period	$7,411	8,042

Supplemental disclosure of cash flow information
Interest paid	-	-
Income taxes paid	-	-

Non-cash investing activities
Net change in unrealized loss on securities available for sale	-	(2)
Operating lease right-of-use assets	$169	155
Operating lease liability	$169	149

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
 Three Months Ended March 31, 2020 and 2019
(expressed in thousands of U.S. Dollars, except share amounts)

	Ordinary Share Capital		Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Total Shareholders'
	Shares	Amount	Capital	Deficit	(Loss)	Equity

Balance at December 31, 2018	5,733,587	6	32,226	(23,920)	2	8,314
Net loss for the period	-	-	-	(147)	-	(147)
Stock-based compensation	-	-	9	-	-	9
Total other comprehensive loss	-	-	-	-	(2)	(2)
Balance at March 31, 2019	5,733,587	6	32,235	(24,067)	-	8,174

Balance at December 31, 2019	5,733,587	6	32,262	(24,225)	-	8,043
Net loss for the period	-	-	-	(364)	-	(364)
Stock-based compensation	-	-	8	-	-	8
Balance at March 31, 2020	5,733,587	6	32,270	(24,589)	-	7,687

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020

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

(b)
Basis of Presentation and Consolidation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of March 31, 2020 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2020. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Form 10-K, which was filed with the SEC on March 23, 2020.

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
March 31, 2020

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

Investments: The Company from time to time invests in fixed-maturity securities and equity securities, and for which its fixed-maturity securities are classified as available-for-sale. The Company’s available for sale investments are carried at fair value with changes in fair value included as a separate component of accumulated other comprehensive loss in shareholders’ equity. For the Company’s investment in equity securities, the changes in fair value are recorded within the consolidated statements of operations.

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

The Company reviews any fixed-maturity securities for other-than-temporary impairment ("OTTI") on a quarterly basis and more frequently when economic or market conditions warrant such review. When the fair value of any investment is lower than its cost, an assessment is made to see whether the decline is temporary of other-than-temporary. If the decline is determined to be other-than-temporary the investment is written down to fair value and an impairment charge is recognized in operations in the period in which the Company makes such determination. For a fixed-maturity security that the Company does not intend to sell nor is it more likely than not that the Company will be required to sell before recovery of its amortized cost, only the credit loss component is recognized in operations, while impairment related to all other factors is recognized in other comprehensive income. The Company considers various factors in determining whether an individual security is other-than-temporarily impaired.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020

2.
SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Derivative Financial Instruments: The Company may from time to time enter into underwriting contracts such as industry loss warranty contracts (“ILW”) that are treated as derivatives for GAAP purposes. GAAP requires that an entity recognize all derivatives in the consolidated balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in operations or comprehensive loss. The Company did not have any derivative financial assets nor derivative financial liabilities at March 31, 2020 or December 31, 2019.

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At March 31, 2020, the DAC was considered fully recoverable and no premium deficiency loss was recorded.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020

2.
SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and equipment:  Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the three-month periods ended March 31, 2020 and 2019, there were no impairments in property and equipment.

Allowance for uncollectible receivables: Management evaluates credit quality by evaluating the exposure to individual counterparties; where warranted management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized as income in the year in which they are determined. At March 31, 2020, no receivables were determined to be overdue or impaired and, accordingly, no allowance for uncollectible receivables has been established.

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
March 31, 2020

2.
SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at March 31, 2020.

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
March 31, 2020

2.
SIGNIFICANT ACCOUNTING POLICIES (continued)

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

                Pending Accounting Updates :

Accounting Standards Update No. 2020-01. In January 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-01 (“ASU 2020-01”) Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This update, among others, clarifies the interaction of the accounting for equity securities under Topic 321 and investments under the equity method of accounting in Topic 323 when there is a change in level of ownership or degree of influence. ASU 2020-01 is effective for the Company beginning with the first quarter of 2021 and will be applied prospectively. Early adoption is permitted. This guidance will not have a material impact on the Company’s consolidated financial statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020

2.
SIGNIFICANT ACCOUNTING POLICIES (continued)

                Pending Accounting Updates (continued):

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At March 31,	At December 31,
	2020	2019
	(in thousands)

Cash on deposit	$2,872	$3,456
Cash held with custodians	2,196	2,506
Restricted cash held in trust	2,343	2,054

Total	$ 7,411	$8,016

Cash and cash equivalents are held by large and reputable counterparties in the United States of America and in the Cayman Islands. Restricted cash held in trust is custodied with Truist Bank and is held in accordance with the Company’s trust agreements with the ceding insurers and trustees, which require that the Company provide collateral having a market value greater than or equal to the limit of liability, less unpaid premium.

4. INVESTMENTS

The Company from time to time invests in fixed-maturity securities and equity securities, with its fixed-maturity securities classified as available-for-sale. At March 31, 2020 and December 31, 2019, the Company did not hold any available-for-sale securities.

Proceeds received, and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities, and equity securities, for the three months ended March 31, 2020 and 2019 were as follows:

	Gross proceeds from sales	Gross Realized Gains	Gross Realized Losses
	($ in thousands)
Three Months Ended March 31, 2020
Equity securities	$246	$6	$-

Three Months Ended March 31, 2019
Available-for-sale fixed-maturity securities	$994	$3	$-

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020

4.
INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2020 and December 31, 2019:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2020	($ in thousands)
Financial Assets:
Cash and cash equivalents	$5,068	$-	$-	$5,068

Restricted cash and cash equivalents	$2,343	$-	$-	$2,343

Total equity securities	972	-	-	972

Total	$8,383	$-	$-	$8,383

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2019	($ in thousands)
Financial Assets:
Cash and cash equivalents	$5,962	$-	$-	$5,962

Restricted cash and cash equivalents	$2,054	$-	$-	$2,054

Total equity securities	692	-	-	692

Total	$8,708	$-	$-	$8,708

There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2020 and 2019.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020

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

6. VARIABLE INTEREST ENTITIES

Oxbridge Re NS. On December 22, 2017, the Company established Oxbridge Re NS, a Cayman domiciled and licensed special purpose insurer, formed to provide additional collateralized capacity to support Oxbridge Reinsurance Limited’s reinsurance business. In respect of the debt issued by Oxbridge Re NS to investors, Oxbridge Re NS has entered into retrocession agreements with Oxbridge Reinsurance Limited  on June 1, 2019 and June 1, 2018. Under these agreements, Oxbridge Re NS receives a quota share of Oxbridge Reinsurance Limited’s catastrophe business. Oxbridge Re NS is a non-rated insurer and the risks have been fully collateralized by way of funds held in trust for the benefit of Oxbridge Reinsurance Limited. Oxbridge Re NS is able to provide investors with access to diversified natural catastrophe risk backed by the distribution, underwriting, analysis and research expertise of Oxbridge Re.

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
March 31, 2020

6. VARIABLE INTEREST ENTITIES (continued)

In addition, holders of such notes are generally entitled to interest payments, payable annually, as determined by the applicable governing documents of each series of notes. Oxbridge Re Holdings Limited receives an origination and structuring fee in connection with the formation, operation and management of Oxbridge Re NS.

Notes Payable to Series 2019-1 noteholders

Oxbridge Re NS entered into a retrocession agreement with Oxbridge Reinsurance Ltd on June 1, 2019 and issued $600 thousand of participating notes which provides quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. The participating notes have been assigned Series 2019-1 and are due to mature on June 1, 2022. None of the participating notes were redeemed during the period ending March 31, 2020.

The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the three months ended March 31, 2020 was $66,000 and are included within accounts payable and other liabilities as at March 31, 2020.

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
March 31, 2020

7.  RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table summarizes the Company’s loss and loss adjustment expenses (“LAE”) and the reserve for loss and LAE reserve movements for the three-month periods ending March 31, 2020 and 2019:

	At March 31,	At March 31,
	2020	2019
	(in thousands)

Balance, beginning of period	$-	$4,108
Incurred related to:
Current period	-	-
Prior period	-	-
Total incurred	-	-
Paid related to:
Current period	-	-
Prior period	-	(4,001)
Total paid	-	(4,001)
Balance, end of period	$-	$107

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020

8.  LOSS PER SHARE

A summary of the numerator and denominator of the basic and diluted loss per share is presented below (dollars in thousands except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net loss	$(364)	(147)

Denominator:
Weighted average shares - basic	5,733,587	5,733,587
Effect of dilutive securities - Stock options	-	-
Shares issuable upon conversion of warrants	-	-
Weighted average shares - diluted	5,733,587	5,733,587
Loss per share - basic	$(0.06)	(0.03)
Loss per share - diluted	$(0.06)	(0.03)

For the three-month periods ended March 31, 2020 and 2019, options to purchase 540,000 ordinary shares were anti-dilutive due to net loss during the periods presented.

For the three-month periods ended March 31, 2020 and 2019, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive due to net loss during the periods presented.

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
March 31, 2020

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

There were 8,230,700 warrants outstanding at March 31, 2020 and 2019. No warrants were exercised during the three-month periods ended March 31, 2020 and 2019.

As of March 31, 2020, none of the Company’s retained earnings were restricted from payment of dividends to the company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in its subsidiaries, a dividend from the subsidiaries would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020

10.
STOCK-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. At March 31, 2020, there were 400,000 shares available for grant under the Plan.

Stock options

Stock options granted and outstanding under the Plan vests quarterly over four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three-month periods ended March 31, 2020 and 2019 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	540,000
Outstanding at March 31, 2020	540,000	$3.86	7.1 years	$-
Exercisable at March 31, 2020	334,063	$4.92	6.2 years	$-
Outstanding at January 1, 2019	250,000
Granted	290,000	$2.00
Outstanding at March 31, 2019	540,000	$3.86	8.1 years	$-
Exercisable at March 31, 2019	246,250	$5.71	6.4 years	$-

Compensation expense recognized for the three-month periods ended March 31, 2020 and 2019 totaled $8,000 and $9,000 respectively and is included in general and administrative expenses. At March 31, 2020 and 2019, there was approximately $78,000 and $112,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of twenty-seven (27) months.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020

10.
SHARE-BASED COMPENSATION (continued)

No options were granted during the three-month period ended March 31, 2020. During the three-month period ended March 31, 2019 the Company granted 290,000 options with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

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

During the three-month periods ended March 31, 2020 and 2019, the Company did not grant any restricted stock. At March 31, 2020, there were no unvested restricted stock.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020

11.  NET WORTH FOR REGULATORY PURPOSES

The subsidiaries are subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of their respective licenses, Oxbridge Reinsurance Limited and Oxbridge Re NS are required to maintain a minimum and prescribed capital requirement of $500 in accordance with the relevant subsidiary’s approved business plan filed with CIMA.

At March 31, 2020, the Oxbridge Reinsurance Limited’s net worth of $1.3 million exceeded the minimum and prescribed capital requirement. For the three-month periods ended March 31, 2020 and 2019, the Subsidiary’s net loss was approximately $151 thousand and $320 thousand respectively.

At March 31, 2020, the Oxbridge Re NS’ net worth of $129 thousand exceeded the minimum and prescribed capital requirement. For the three-month periods ended March 31, 2020 and 2019, the Subsidiary’s net income was approximately $24 thousand and $12 thousand respectively.

The Subsidiaries are not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiaries' GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of March 31, 2020 or for the period then ended.

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
March 31, 2020

12. FAIR VALUE AND CERTAIN RISKS AND UNCERTAINTIES (cont’d)

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
March 31, 2020

13. LEASES

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

The Company has two operating lease obligations namely for the Company’s office facilities located at Suite 201, 42 Edward Street Grand Cayman, Cayman Islands and residential space at Turnberry Villas in Grand Cayman, Cayman Islands. The office lease has a remaining lease term of approximately 47 months and includes an option to extend the lease. Under the terms of the lease, the Company also has the right to terminate the lease after thirty-six (36) months upon giving appropriate notice in writing to the Lessor. The residential lease has a remaining lease term of approximately 33 months.

The components of lease expense and other lease information as of and during the three-month periods ended March 31, 2020 and 2019 are as follows:

	For the Three- Month Period	For the Three- Month Period
(in thousands)	Ended March 31, 2020	Ended March 31, 2019
Operating Lease Cost (1)	$24	$19

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$24	$33

(1) Includes short-term leases

(in thousands)	At March 31, 2020	At March 31, 2019
Operating lease right-of-use assets	$284	$155

Operating lease liabilities	$284	$149

Weighted-average remaining lease term - operating leases	3.30 years	4.92 years

Weighted-average discount rate - operating leases	5.25%	6.5%

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2020

13. LEASES (continued)

Future minimum lease payments under non-cancellable leases as of March 31, 2020, reconciled to our discounted operating lease liability presented on the consolidated balance sheet are as follows:

(in thousands)	At March 31, 2020	At December 31, 2019
Remainder of 2020	$72	$36
2021	96	36
2022	97	37
2023	40	37
Thereafter	6	6
Total future minimum lease payments	$311	$152

Less imputed interest	(27)	(19)
Total operating lease liability	$284	133

14. RELATED PARTY TRANSACTIONS

The Company had entered into reinsurance agreements with Claddaugh, which is a related entity through common directorships. At March 31, 2020 and December 31, 2019, there were no related-party amounts included within loss experience refund payable and unearned premiums reserve on the consolidated balance sheets.

During the three-month periods ended March 31, 2020 and 2019, there were no related-party amounts included within change in loss experience refund payable and change in unearned premiums reserve on the consolidated statements of operations.

During the year ending December 31, 2019, Mr. Jay Madhu, a director and officer of the Company and its subsidiaries, invested $50 thousand in Series 2019-1 participating notes.

15.  SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements. There were no other events subsequent to March 31, 2020 for which disclosure was required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including in this Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” contained in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 23, 2020. We undertake no obligation to publicly update or revise any forward -looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward -looking statements which speak only to the dates on which they were made.

GENERAL

The following is a discussion and analysis of our results of operations for the three-month periods ended March 31, 2020 and 2019 and our financial condition as of March 31, 2020 and December 31, 2019. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 23, 2020. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, unless the context dictates otherwise.

Overview

We are a Cayman Islands specialty property and casualty reinsurer that provides reinsurance solutions through our reinsurance subsidiary, Oxbridge Reinsurance Limited. We organized a new subsidiary, Oxbridge Re NS, which was incorporated on December 22, 2017 to function as a reinsurance sidecar which increases the underwriting capacity of Oxbridge Reinsurance Limited. Oxbridge Re NS commenced operations on June 1, 2018 and issued participating notes to third party investors, the proceeds of which was utilized to collateralize Oxbridge Reinsurance Limited’s reinsurance obligations. We focus on underwriting fully-collateralized reinsurance contracts primarily for property and casualty insurance companies in the Gulf Coast region of the United States, with an emphasis on Florida. We specialize in underwriting medium frequency, high severity risks, where we believe sufficient data exists to analyze effectively the risk/return profile of reinsurance contracts.

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

Business Outlook

The novel coronavirus ("COVID-19") pandemic has had and is expected to continue to have a significant effect on the reinsurance industry. The industry is currently being impacted by a number of factors including: uncertainties with respect to current and future losses, reduction in interest rates, equity market volatility and ongoing business and financial market impacts of an economic downturn. The insurance industry is likely to experience material losses resulting from COVID-19, which will reduce available capital and we expect will help to sustain the upward pricing trend for reinsurers that we were seeing across many lines of business before COVID-19. However, the ultimate impact on current business in force as well as risks and potential opportunities on future business remains highly uncertain

            Impact of COVID-19 on Business Operations

            We reacted quickly and decisively to the COVID-19 crisis when we became aware of the potential impact on our business operations. We have continued to monitor and adjust our operations as the global pandemic unfolds. As local directives required us to transition our operations to remote working arrangements, all functions remain fully operational with all employees having remote access to the Company's network and IT systems. Each employee is equipped with a computer and related equipment at their home to ensure access to our network and efficiency. Prior to the COVID-19 crisis we had general remote, work-from-home capabilities and had previously tested those systems. We have experienced no material disruption in our business operations

PRINCIPAL REVENUE AND EXPENSE ITEMS

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the three-month periods ended March 31, 2020 and 2019 (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Revenue

Net premiums earned	264	-
Net investment income	33	63
Net realized investment gains	6	3
Change in fair value of equity securities	(326)	51

Total revenue	(23)	117

Expenses
Policy acquisition costs and underwriting expenses	29	-
General and administrative expenses	246	264

Total expenses	275	264

Loss before income loss attributable to noteholders	$(298)	(147)

Income attributable to noteholders	(66)	-

Net loss	$(364)	(147)

Basic loss per share	$(0.06)	(0.03)

Diluted loss per share	$(0.06)	(0.03)

Weighted-average shares outstanding
Basic and Diluted	5,733,587	5,733,587

Dividends paid per share	$-	-

Performance ratios to net premiums earned:
Loss ratio	0.0%	0%*
Acquisition cost ratio	11.0%	0%*
Expense ratio	104.2%	0%*
Combined ratio	104.2%	0%*
*Ratios reflected as 0.0% due to no "net premiums earned" during the period.

General. Net loss for the quarter ended March 31, 2020 was $364 thousand, or ($0.06) basic and diluted loss per share compared to a net loss of $147 thousand, or ($0.03) basic and diluted loss per share, for the quarter ended March 31, 2019. The increase in loss is due primarily to unrealized losses incurred during the quarter as a result of the depressed financial markets created by COVID-19 pandemic.

Premium Income. Net premiums earned typically reflects the pro rata inclusion into income of premiums assumed (net of loss experience refund) over the life of the reinsurance contracts.

Net premiums earned for the quarter ended March 31, 2020 increased to $264 thousand from $0 for the quarter ended March 31, 2019. The increase is wholly due to the previous acceleration of premium recognition due to full limit losses being incurred on all of our reinsurance contracts during the quarter ended March 31, 2019, when compared to the normal recognition of premium during current period.

Losses Incurred. There were no losses incurred during the three-month periods ending March 31, 2020 and 2019.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs and underwriting expenses for the quarter ended March 31, 2020 increased to $29 thousand from $0 for the quarter ended March 31, 2019. The increase is wholly due to the normal recognition of policy acquisition costs during the current period, when compared with no recognition in the prior year period due to the previous acceleration of such costs upon suffering limit losses on reinsurance contracts.

General and Administrative Expenses. General and administrative expenses for the quarter ended March 31, 2020 decreased $18 thousand, to $246 thousand, from $264 thousand for the quarter ended March 31, 2019. The decrease is due to further cost savings initiatives implemented by the Company.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio for the quarter ended March 31, 2020 was 0%. This is due to no loss and loss adjustment expenses incurred in the quarter ended March 31, 2020.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio increased from 0% for the quarter ended March 31, 2019 to 11% for the quarter ended March 31, 2020. The increase is due to the fact that there were no acquisition costs incurred during three-month period ended March 31, 2019, when compared with the current quarter.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and other administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio increased from 0% for the three-month period ended March 31, 2019 to 104.2% for the three-month period ended March 31, 2020. The increase is wholly primarily to a denominator of $0 in net premiums earned as recorded during the three-month period ended March 31, 2019, when compared with the three-month period ended March 31, 2020.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, we are not underwriting profitably and may not be profitable. The combined ratio increased from 0% for the three-month period ended March 31, 2019 to 104.2% for the three-month period ended March 31, 2020. The increase in the combined ratio is wholly due to a denominator of $0 in net premiums earned as recorded during the three-month period ended March 31, 2019, when compared with the three-month period ended March 31, 2020.

FINANCIAL CONDITION – MARCH 31, 2020 COMPARED TO DECEMBER 31, 2019

Restricted Cash and Cash Equivalents. As of March 31, 2020, our restricted cash and cash equivalents increased by $289 thousand, or 14%, to $2.3 million, from $2 million as of December 31, 2019. The increase is the result of net written premiums received during the three months ended March 31, 2020.

Investments. As of March 31, 2020, our equity securities increased by $280 thousand or 40% to $972 thousand, from $692 thousand as of December 31, 2019. The increase is primarily a result of net purchase of equity securities, partially offset by the unrealized loss of $326 thousand during the three-month period ended March 31, 2020.

Reserve for losses and loss adjustment expenses. As of March 31, 2020, there was no change in reserve for losses and loss adjustment expenses from December 31, 2019. The reserve remained at $0 due to the fact that there were no significant events and no reported claims in the three-month period to necessitate a reserve.

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

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts (net of brokerage fees and federal excise taxes, where applicable) and investment income, including interest, dividends and realized gains. We use cash to pay losses and loss adjustment expenses, other underwriting expenses, dividends, and general and administrative expenses. Substantially all of our surplus funds, net of funds required for cash liquidity purposes, are invested in accordance with our investment guidelines. Our investment portfolio is primarily comprised of cash and highly liquid securities, which can be liquidated, if necessary, to meet current liabilities. We believe that we have sufficient flexibility to liquidate any long-term securities that we own to generate liquidity.

As of March 31, 2020, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no plans to issue debt and expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, its subsidiaries Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for each subsidiary is $500. As of March 31, 2020, each subsidiary exceeded the minimum required. By law, each subsidiary is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing and financing activities for the three-month periods ended March 31, 2020 and 2019 are summarized below.

Cash Flows for the Three months ended March 31, 2020 (in thousands)

Net cash used in operating activities for the three months ended March 31, 2020 totaled $4, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses. Net cash used in investing activities of $601 was primarily due to the net purchases of equity securities. There was no cash used in or provided by financing activities.

Cash Flows for the Three months ended March 31, 2019 (in thousands)

Net cash used in operating activities for the three months ended March 31, 2019 totaled $4,251, which consisted primarily of cash received from investments less cash disbursed for operating expenses and net loss payments. Net cash provided by investing activities of $994 was primarily due to the net proceeds from sale of fixed-maturity securities. There was no cash used in or provided by financing activities.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

As of March 31, 2020, we had no reserves for loss and loss adjustment expenses due to no significant events occurring during the period and no reported claims on contract in force. See Note 7 to the consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently involved in any litigation or arbitration. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

Item 1A.  Risk Factors

              With the exception of the item described below, there have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Form 10-K, which was filed with the SEC on March 23, 2020.

Our operations could be materially and adversely affected by measures implemented by the Cayman Islands' government, as well as international federal, state and local governments to cope with public health issues such as the outbreak of COVID-19, resulting in a material impact to our financial position and results of operations.

The measures undertaken by governmental authorities to combat a serious public health issue could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period and could materially affect our financial position and operating results.

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic. On March 25, 2020, the Cayman Islands' government implemented strict curfew restrictions to control the spread of COVID-19. Wide-ranging actions undertaken by local and international government authorities include full lockdowns, airport shutdowns, travel restrictions, quarantines and stay-at-home orders.  As a result, people are forced to substantially restrict daily activities resulting in businesses having to curtail or cease normal operations and furlough or terminate employees. Such measures cause concerns over the stability of global markets and threaten prospects for economic growth.

In response to the pandemic, we temporarily closed our offices and asked our employees to work from home until further notice. Since then the Cayman Islands government have issued stay at home orders for non-essential workers. When we reopen our offices and when government orders will be rescinded is uncertain and will depend upon the severity and duration of the COVID-19 outbreak.

Furthermore, the disruption of global commercial activities across all market sectors and the significant declines and volatility in financial markets could result in a material adverse impact on our financial position, results of operations and cash flows. Possible effects may include, but are not limited to a decline the value of equity securities held by us, and disruption to cash inflows from our reinsurance business.

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

101
The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: May 14, 2020	By: /s/ JAY MADHU
Jay MadhuChief Executive Officer and President(Principal Executive Officer)

Date: May 14, 2020	By: /s/ WRENDON TIMOTHY
Wrendon TimothyChief Financial Officer and Secretary(Principal Financial Officer and PrincipalAccounting Officer)