Form 10-Q
period 2020-06-30
OXBRIDGE RE HOLDINGS Ltd
filed 2020-08-10
CIK 1584831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 10, 2020; 5,733,587 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At June 30, 2020	At December 31, 2019
	(Unaudited)
Assets
Equity securities, at fair value (cost : $1,297 and $715 respectively)	$949	692
Cash and cash equivalents	5,567	5,962
Restricted cash and cash equivalents	1,473	2,054
Accrued interest and dividend receivable	1	12
Premiums receivable	923	506
Deferred policy acquisition costs	100	48
Operating lease right-of-use assets	263	133
Prepayment and other assets	108	79
Property and equipment, net	19	9
Total assets	$9,403	9,495

Liabilities and Shareholders’ Equity
Liabilities:
Notes payable	$216	600
Unearned premiums reserve	905	440
Operating lease liabilities	263	133
Accounts payable and other liabilities	159	279
Total liabilities	1,543	1,452

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 5,733,587 shares issued and outstanding)	6	6
Additional paid-in capital	32,278	32,262
Accumulated Deficit	(24,424)	(24,225)
Total shareholders’ equity	7,860	8,043
Total liabilities and shareholders’ equity	$9,403	9,495

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
  Consolidated Statements of Operations
(Unaudited)
(expressed in thousands of U.S. Dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue
Assumed premiums	$864	1,116	864	1,116
Change in unearned premiums reserve	(729)	(1,023)	(464)	(1,023)

Net premiums earned	135	93	400	93
Net investment and other income	25	64	57	128
Net realized investment gains	320	-	326	3
Change in fair value of equity securities	2	(48)	(324)	3

Total revenue	482	109	459	227

Expenses
Policy acquisition costs and underwriting expenses	15	10	44	10
General and administrative expenses	282	280	528	544

Total expenses	297	290	572	554

Income (Loss) before income attributable to noteholders	185	(181)	(113)	(327)

Income attributable to noteholders	(20)	(24)	(86)	(24)

Net income (loss)	$165	(205)	(199)	(351)

Earnings (Loss) per share
Basic and Diluted	$0.03	(0.04)	(0.03)	(0.06)

Weighted-average shares outstanding
Basic and Diluted	5,733,587	5,733,587	5,733,587	5,733,587

Dividends paid per share	$-	-	-	-

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
  Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net income (loss)	$165	(205)	(199)	(351)
Other comprehensive loss:
Change in unrealized loss on investments:
Unrealized gain arising during the period	-	-	-	1
Reclassification adjustment for net realized investment gains included in net loss	-	-	-	(3)

Net change in unrealized loss	-	-	-	(2)

Total other comprehensive loss	-	-	-	(2)

Comprehensive income (loss)	$165	(205)	(199)	(353)

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
  Consolidated Statements of Cash Flows
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Six Months Ended
	June 30,
	2020	2019
Operating activities
Net loss	$(199)	(351)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	16	18
Depreciation and amortization	3	5
Net realized investment gains	(326)	(3)
Change in fair value of equity securities	324	(3)
Change in operating assets and liabilities:
Accrued interest and dividend receivable	11	6
Premiums receivable	(417)	(993)
Deferred policy acquisition costs	(52)	(113)
Prepayment and other assets	(29)	(49)
Reserve for losses and loss adjustment expenses	-	(4,001)
Unearned premiums reserve	465	1,023
Accounts payable and other liabilities	(120)	(5)

Net cash used in operating activities	$(324)	(4,466)

Investing activities
Purchase of equity securities	(2,390)	(402)
Proceeds from sale of equity securities	2,135	-
Proceeds from sale of fixed-maturity securities	-	994
Purchase of property and equipment	(13)	-

Net cash (used in)/provided by investing activities	$(268)	592

Financing activities
Proceeds on issuance of notes	216	600
Redemption of notes	(600)	-

Net cash (used in)/provided by financing activities	$(384)	600

(continued)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
 Consolidated Statements of Cash Flows, continued
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Six Months Ended
	June 30,
	2020	2019

Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the period	(976)	(3,274)
Balance, beginning of period	8,016	11,299

Balance, end of period	$7,040	8,025

Supplemental disclosure of cash flow information
Interest paid	-	-
Income taxes paid	-	-

Non-cash transaction activities
Net change in unrealized loss on securities available for sale	-	(2)
Operating lease right-of-use assets	169	155
Operating lease liability	169	149

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
 Three and Six Months Ended June 30, 2020 and 2019
(expressed in thousands of U.S. Dollars, except share amounts)

	Ordinary Share Capital
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2018	5,733,587	6	32,226	(23,920)	2	8,314
Net loss for the period	-	-	-	(146)	-	(146)
Stock-based compensation	-	-	9	-	-	9
Total other comprehensive loss	-	-	-	-	(2)	(2)
Balance at March 31, 2019	5,733,587	6	32,235	(24,066)	-	8,175
Net loss for the period	-	-	-	(205)	-	(205)
Stock-based compensation	-	-	9	-	-	9
Balance at June 30, 2019	5,733,587	6	32,244	(24,271)	-	7,979

Balance at December 31, 2019	5,733,587	6	32,262	(24,225)	-	8,043
Net loss for the period	-	-	-	(364)	-	(364)
Stock-based compensation	-	-	8	-	-	8
Balance at March 31, 2020	5,733,587	6	32,270	(24,589)	-	7,687
Net income for the period	-	-	-	165	-	165
Stock-based compensation	-	-	8	-	-	8
Balance at June 30, 2020	5,733,587	6	32,278	(24,424)	-	7,860

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

(b)
Basis of Presentation and Consolidation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of June 30, 2020 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2020. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Form 10-K, which was filed with the SEC on March 23, 2020.

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

The Company reviews fixed-maturity securities, if any, for other-than-temporary impairment ("OTTI") on a quarterly basis and more frequently when economic or market conditions warrant such review. When the fair value of any investment is lower than its cost, an assessment is made to see whether the decline is temporary or other-than-temporary. If the decline is determined to be other-than-temporary the investment is written down to fair value and an impairment charge is recognized in operations in the period in which the Company makes such determination. For a fixed-maturity security that the Company does not intend to sell nor is it more likely than not that the Company will be required to sell before recovery of its amortized cost, only the credit loss component is recognized in operations, while impairment related to all other factors is recognized in other comprehensive income. The Company considers various factors in determining whether an individual security is other-than-temporarily impaired.

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

2.
SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Financial Instruments: The Company, from time to time, may enter into underwriting contracts such as industry loss warranty contracts (“ILW”) that are treated as derivatives for GAAP purposes. GAAP requires that an entity recognize all derivatives in the consolidated balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in operations or comprehensive income (loss). The Company did not have any derivative financial assets nor derivative financial liabilities at June 30, 2020 or December 31, 2019.

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At June 30, 2020, the DAC was considered fully recoverable and no premium deficiency loss was recorded.

Property and equipment:  Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated and amortized, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the three-month and six-month periods ended June 30, 2020 and 2019, there were no impairments in property and equipment.

Allowance for uncollectible receivables: Management evaluates credit quality by evaluating the exposure to individual counterparties; where warranted management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized as income in the year in which they are determined. At June 30, 2020, no receivables were determined to be overdue or impaired and, accordingly, no allowance for uncollectible receivables has been established.

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

2.
SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at June 30, 2020.

Earnings (Loss) Per Share: Basic earnings(loss) per share has been computed on the basis of the weighted-average number of ordinary shares outstanding during the periods presented. Diluted earnings(loss) per share is computed based on the weighted-average number of ordinary shares outstanding and reflects the assumed exercise or conversion of diluted securities, such as stock options and warrants, computed using the treasury stock method.

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

Reclassifications: Any reclassifications of prior period amounts have been made to conform to the current period presentation.

3.
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At June 30,	At December 31,
	2020	2019
	(in thousands)

Cash on deposit	$3,020	$3,456
Cash held with custodians	2,547	2,506
Restricted cash held in trust	1,473	2,054

Total	$7,040	$8,016

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

4.
INVESTMENTS

The Company from time to time invests in fixed-maturity securities and equity securities, with its fixed-maturity securities classified as available-for-sale. At June 30, 2020 and December 31, 2019, the Company did not hold any available-for-sale securities.

Proceeds received, and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities, and equity securities, for the three and six months ended June 30, 2020 and six months ended June 30, 2019 were as follows:

	Gross proceeds from sales	Gross Realized Gains	Gross Realized Losses
	($ in thousands)
Three Months Ended June 30, 2020
Equity securities	$1,889	$320	$-

Six Months Ended June 30, 2020
Equity securities	$2,135	$326	$-

Six Months Ended June 30, 2019
Available-for-sale fixed-maturity securities	$994	$3	$-

4.
INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2020 and December 31, 2019:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2020	($ in thousands)
Financial Assets:
Cash and cash equivalents	$5,567	$-	$-	$5,567

Restricted cash and cash equivalents	$1,473	$-	$-	$1,473

Total equity securities	$949	$-	$-	$949

Total	$7,989	$-	$-	$7,989

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2019	($ in thousands)
Financial Assets:
Cash and cash equivalents	$5,962	$-	$-	$5,962

Restricted cash and cash equivalents	$2,054	$-	$-	$2,054

Total equity securities	$692	$-	$-	$692

Total	$8,708	$-	$-	$8,708

There were no transfers between Levels 1, 2 and 3 during the three and six months ended June 30, 2020 and 2019.

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

6.
VARIABLE INTEREST ENTITIES

Oxbridge Re NS. On December 22, 2017, the Company established Oxbridge Re NS, a Cayman domiciled and licensed special purpose insurer, formed to provide additional collateralized capacity to support Oxbridge Reinsurance Limited’s reinsurance business. In respect of the debt issued by Oxbridge Re NS to investors, Oxbridge Re NS has entered into retrocession agreements with Oxbridge Reinsurance Limited on June 1, 2020 and June 1, 2019. Under these agreements, Oxbridge Re NS receives a quota share of Oxbridge Reinsurance Limited’s catastrophe business. Oxbridge Re NS is a non-rated insurer and the risks have been fully collateralized by way of funds held in trust for the benefit of Oxbridge Reinsurance Limited. Oxbridge Re NS is able to provide investors with access to diversified natural catastrophe risk backed by the distribution, underwriting, analysis and research expertise of Oxbridge Re.

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

Notes Payable to Series 2020-1 noteholders

    Oxbridge Re NS entered into a retrocession agreement with Oxbridge Reinsurance Ltd on June 1, 2020 and issued $216 thousand of participating notes which provides quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. The participating notes have been assigned Series 2020-1 and are due to mature on June 1, 2023. None of the participating notes were redeemed during the period ending June 30, 2020.

    The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the three and six month ended June 30, 2020 was $8,600 and are included within accounts payable and other liabilities as at June 30, 2020.

Notes Payable to Series 2019-1 noteholders

    Oxbridge Re NS entered into a retrocession agreement with Oxbridge Reinsurance Ltd on June 1, 2019 and issued $600 thousand of participating notes which provides quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. The participating notes were assigned Series 2019-1 and were due to mature on June 1, 2022. However, the participating notes were all redeemed during the period ending June 30, 2020.

    The income from Oxbridge Re NS operations that were attributable to the participating notes noteholders for the three months ended June 30, 2020 and June 30, 2019 was $11,400 and $24,000 respectively. The income from Oxbridge Re NS operations that were attributable to the participating notes noteholders for the six months ended June 30, 2020 and June 30, 2019 was $77,700 and $24,000 respectively. The income attributable to the participating notes noteholders for the three and six-month periods ended June 30,2019 were included within accounts payable and other liabilities as at June 30, 2019.

7.  RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table summarizes the Company’s loss and loss adjustment expenses (“LAE”) and the reserve for loss and LAE reserve movements for the three and six-month periods ending June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	($ in thousands)		($ in thousands)

Balance, beginning of period	$-	107	$-	4,108
Incurred related to:
Current period	-	-	-	-
Prior period	-	-	-	-
Total incurred	-	-	-	-
Paid related to:
Current period	-	-	-	-
Prior period	-	-	-	(4,001)
Total paid	-	-	-	(4,001)
Balance, end of period	$-	107	$-	107

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

8.  EARNINGS (LOSS) PER SHARE

A summary of the numerator and denominator of the basic and diluted earnings(loss) per share is presented below (dollars in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Numerator:
Net earnings(loss)	$165	(205)	$(199)	(351)

Denominator:
Weighted average shares - basic	5,733,587	5,733,587	5,733,587	5,733,587
Effect of dilutive securities - Stock options	-	-	-	-
Shares issuable upon conversion of warrants	-	-	-	-
Weighted average shares - diluted	5,733,587	5,733,587	5,733,587	5,733,587
Earnings (loss) per share - basic	$0.03	(0.04)	$(0.03)	(0.06)
Earnings (loss) per share - diluted	$0.03	(0.04)	$(0.03)	(0.06)

For the three-month period ended June 30, 2020, options to purchase 540,000 ordinary shares were anti-dilutive due to the sum of the proceeds, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary share during the period presented. For the three-month period ended June 30, 2019 and six-month periods ended June 30, 2020 and 2019, options to purchase 540,000 ordinary shares were anti-dilutive due to net loss during the periods presented.

For the three-month period ended June 30, 2020, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive because the exercise price of $7.50 exceeded the average market price of the Company’s ordinary share during the periods presented. For the three-month period ended June 30, 2019 and six-month periods ended June 30, 2020 and 2019, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive due to net loss during the periods presented.

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

There were 8,230,700 warrants outstanding at June 30, 2020 and 2019. No warrants were exercised during the three and six-month periods ended June 30, 2020 and 2019.

As of June 30, 2020, none of the Company’s retained earnings were restricted from payment of dividends to the company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in its subsidiaries, a dividend from the subsidiaries would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement.

10.
SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. At June 30, 2020, there were 400,000 shares available for grant under the Plan.

Stock options

Stock options granted and outstanding under the Plan vests quarterly over four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three and six-month periods ended June 30, 2020 and 2019 is as follows:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2020	540,000	$3.86
Outstanding at March 31, 2020	540,000	$3.86	7.1 years	$-
Outstanding at June 30, 2020	540,000	$3.86	6.9 years	$-
Exercisable at June 30, 2020	354,375	$4.78	6.1 years	$-

Outstanding at January 1, 2019	250,000	$6.01
Granted	290,000	$2.00
Outstanding at March 31, 2019	540,000	$3.86	8.1 years	$-
Outstanding at June 30, 2019	540,000	$3.86	7.9 years	$-
Exercisable at June 30, 2019	268,750	$5.47	6.3 years	$-

Compensation expense recognized for the three-month periods ended June 30, 2020 and 2019 totaled $8,000 and $9,000 respectively and for the six month periods ended June 30, 2020 and 2019, totaled $16,000 and $18,000 respectively. Compensation expense is included in general and administrative expenses. At June 30, 2020 and 2019, there was approximately $70,000 and $103,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of twenty-four (24) months.

No options were granted during the three and six-month period ended June 30, 2020. During the six-month period ended June 30, 2019 the Company granted 290,000 options with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

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

Restricted Stock Awards

The Company may grant restricted stock awards to eligible individuals in connection with their service to the Company. The terms of the Company’s outstanding restricted stock grants may include service, performance and market-based conditions. The fair value of any awards with market-based conditions is determined using a Monte Carlo simulation method, which calculates many potential outcomes for an award and then establishes fair value based on the most likely outcome. The determination of fair value with respect to the awards with only performance or service-based conditions is based on the value of the Company’s stock on the grant date.

During the three and six-month periods ended June 30, 2020 and 2019, the Company did not grant any restricted stock. At June 30, 2020, there were no unvested restricted stock.

11.
NET WORTH FOR REGULATORY PURPOSES

The subsidiaries are subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of their respective licenses, Oxbridge Reinsurance Limited and Oxbridge Re NS are required to maintain a minimum and prescribed capital requirement of $500 in accordance with the relevant subsidiary’s approved business plan filed with CIMA.

At June 30, 2020, the Oxbridge Reinsurance Limited’s net worth of $1 million exceeded the minimum and prescribed capital requirement. For the three and six-month periods ended June 30, 2020, the Subsidiary’s net loss was approximately $257 thousand and $408 thousand respectively.

At June 30, 2020, the Oxbridge Re NS’ net worth of $137 thousand exceeded the minimum and prescribed capital requirement. For the three and six-month periods ended June 30, 2020, the Subsidiary’s net income was approximately $7 thousand and $32 thousand respectively.

The Subsidiaries are not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiaries' GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of June 30, 2020 or for the period then ended.

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

Concentration of underwriting risk

A substantial portion of the Company’s current reinsurance business ultimately relates to the risks of a limited number of entities; accordingly, the Company’s underwriting risks are not significantly diversified.

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

13. LEASES

We adopted ASU 2016-02, Leases on January 1, 2019, which resulted in the recognition of operating leases on the consolidated balance sheet in 2019 and forward. See Note 2 – Significant Accounting Policies for more information on the adoption of the ASU. Operating lease right-of-use assets and operating lease liabilities are disclosed as line in the consolidated balance sheet. We determine if a contract contains a lease at inception and recognize operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments at the commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Lease agreements that have lease and non-lease components, are accounted for as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

The Company has two operating lease obligations namely for the Company’s office facilities located at Suite 201, 42 Edward Street Grand Cayman, Cayman Islands and residential space at Turnberry Villas in Grand Cayman, Cayman Islands. The office lease has a remaining lease term of approximately 44 months and includes an option to extend the lease. Under the terms of the lease, the Company also has the right to terminate the lease after thirty-six (36) months upon giving appropriate notice in writing to the Lessor. The residential lease has a remaining lease term of approximately 30 months.

The components of lease expense and other lease information as of and during the three and six-month period ended June 30, 2020 and 2019 are as follows:

	For the Six-Month Period	For the Six-Month Period
(in thousands)	Ended June 30, 2020	Ended June 30, 2019
Operating Lease Cost (1)	$39	$41

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$48	$49

(1) Includes short-term leases

(in thousands)	At June 30, 2020	At June 30, 2019
Operating lease right-of-use assets	$263	$146

Operating lease liabilities	$263	$146

Weighted-average remaining lease term - operating leases	3.10 years	4.67 years

Weighted-average discount rate - operating leases	5.26%	6.5%

Future minimum lease payments under non-cancellable leases as of June 30, 2020, reconciled to our discounted operating lease liability presented on the consolidated balance sheet are as follows:

(in thousands)	At June 30, 2020	At December 31, 2019
Remainder of 2020	$48	$36
2021	96	36
2022	97	37
2023	40	37
Thereafter	6	6
Total future minimum lease payments	$287	$152

Less imputed interest	(24)	(19)
Total operating lease liability	$263	133

14.
RELATED PARTY TRANSACTIONS

    During the three and six-month periods ending June 30, 2020, Mr. Jay Madhu, a director and officer of the Company and its subsidiaries invested $68 thousand in Series 2020-1 participating notes, which is included within notes payable on the consolidated balance sheets.

    During the three and six-month periods ending June 30, 2019, Mr, Jay Madhu, a director and officer of the Company and its subsidiaries invested $50 thousand in Series 2019-1 participating notes, which were subsequently redeemed in June 2020.

15.
SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements. There were no other events subsequent to June 30, 2020 for which disclosure was required.

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

GENERAL

The following is a discussion and analysis of our results of operations for the three and six-month periods ended June 30, 2020 and 2019 and our financial condition as of June 30, 2020 and December 31, 2019. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 23, 2020. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, unless the context dictates otherwise.

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

Business outlook

The novel coronavirus ("COVID-19") pandemic has had and is expected to continue to have a significant effect on the reinsurance industry. The industry is currently being impacted by a number of factors including: uncertainties with respect to current and future losses, reduction in interest rates, equity market volatility and ongoing business and financial market impacts of an economic downturn. The insurance industry is likely to experience material losses resulting from COVID-19, which will reduce available capital and we expect will help to sustain the upward pricing trend for reinsurers that we were seeing across many lines of business before COVID-19. However, the ultimate impact on current business in force as well as risks and potential opportunities on future business remains highly uncertain.

Impact of COVID-19 on Business Operations

We reacted quickly and decisively to the COVID-19 crisis when we became aware of the potential impact on our business operations. We have continued to monitor and adjust our operations as the global pandemic unfolds. As local directives required us to transition our operations to remote working arrangements, all functions remained fully operational with all employees having remote access to the Company's network and IT systems. Each employee was equipped with a computer and related equipment at their home to ensure access to our network and efficiency. Prior to the COVID-19 crisis we had general remote, work-from-home capabilities and had previously tested those systems. We have experienced no material disruption in our business operations. As of June 30, 2020, our operations are back to normal. However, should the situation change for the worse, we will revert to working remotely.

PRINCIPAL REVENUE AND EXPENSE ITEMS

Revenues

We derive our most significant revenues from two principal sources:

● premiums assumed from reinsurance on property and casualty business; and

● income from investments, including Industry Loss Warranties

Premiums assumed include all premiums received by a reinsurance company during a specified accounting period, even if the policy provides coverage beyond the end of the period. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in the unearned premiums reserve and are realized as revenue in subsequent periods over the remaining term of the policy. Our policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2020, typically one-half of the premiums will be earned in 2020 and the other half will be earned during 2021. However, in the event of limit losses on our policies, premium recognition will be accelerated to match losses incurred in the period, when there is no possibility of any future treaty-year losses under the contracts.

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

RESULTS OF OPERATIONS

The following is our consolidated statement of operations and performance ratios for the three and six-month periods ended June 30, 2020 and 2019 (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)

Revenue
Assumed premiums	$864	1,116	864	1,116
Change in unearned premiums reserve	(729)	(1,023)	(464)	(1,023)

Net premiums earned	135	93	400	93
Net investment and other income	25	64	57	128
Net realized investment gains	320	-	326	3
Change in fair value of equity securities	2	(48)	(324)	3

Total revenue	482	109	459	227

Expenses
Policy acquisition costs and underwriting expenses	15	10	44	10
General and administrative expenses	282	280	528	544

Total expenses	297	290	572	554

Income (loss) before income attributable to noteholders	$185	(181)	(113)	(327)

Income attributable to noteholders	(20)	(24)	(86)	(24)

Net income (loss)	$165	(205)	(199)	(351)

Earnings (Loss) per share
Basic and Diluted	$0.03	(0.04)	(0.03)	(0.06)

Dividends paid per share	$-	-	-	-

Performance ratios to net premiums earned:
Loss ratio	0.0%	0.0%	0.0%	0.0%
Acquisition cost ratio	11.1%	10.8%	11.0%	10.8%
Expense ratio	220.0%	311.8%	143.0%	595.7%
Combined ratio	220.0%	311.8%	143.0%	595.7%

General. Net income for the quarter ended June 30, 2020 was $165 thousand, or $0.03 per basic and diluted share, compared to a net loss of $205 thousand, or ($0.04) per basic and diluted share, for the quarter ended June 30, 2019. The increase is due primarily to net realized gains on investments earned during the three months period ending June 30, 2020.

 Net loss for the six months ended June 30, 2020 was $199 thousand, or ($0.03) per basic and diluted share, compared to a net loss of $351 thousand, or ($0.06) per basic and diluted share, for the six months ended June 30, 2019. The decrease is due primarily to net realized gains on investments earned during the six months period ending June 30, 2020.

Premium Income. Net premiums earned typically reflects the pro rata inclusion into income of premiums assumed (net of loss experience refund) over the life of the reinsurance contracts.

Net premiums earned for the quarter ended June 30, 2020 increased $42 thousand, to $135 thousand from $93 thousand for the quarter ended June 30, 2019. The increase is due to only one month premium recognized during the previous period as a result of previous accelerated premium recognition, when compared to the normal recognition of premium during current period.

Net premiums earned for the six months ended June 30, 2020 increased $307 thousand, to $400 thousand from $93 thousand for the six months ended June 30, 2019. The increase is due to only one month premium recognized during the previous period as a result of previous accelerated premium recognition, when compared to the normal recognition of premium during current period.

Losses Incurred. There were no losses incurred during the three and six-month periods ending June 30, 2020 and 2019.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs and underwriting expenses for the quarter ended June 30, 2020 increased $5 thousand to $15 thousand from $10 thousand for the quarter ended June 30, 2019. The increase is wholly due to the normal recognition of policy acquisition costs during the current period, when compared with no recognition in the prior year period due to the previous acceleration of such costs upon suffering limit losses on reinsurance contracts.

Policy acquisition costs and underwriting expenses for the six-month period ended June 30, 2020 increased $34 thousand to $44 thousand from $10 thousand for the six-month period ended June 30, 2019. The increase is wholly due to the normal recognition of policy acquisition costs during the current period, when compared with no recognition in the prior year period due to the previous acceleration of such costs upon suffering limit losses on reinsurance contracts.

General and Administrative Expenses. General and administrative expenses for the quarter ended June 30, 2020 increased $2 thousand, to $282 thousand, from $280 thousand for the quarter ended June 30, 2019. The increase is not considered material and represents fluctuation in general and administrative expenses between the quarters represented.

General and administrative expenses for the six-month period ended June 30, 2020 decreased $16 thousand, to $528 thousand, from $544 thousand for the six-month period ended June 30, 2019. The decrease is due to general cost savings initiatives implemented by the Company.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio for the three and six-month periods ended June 30, 2020 and June 30, 2019 was 0%. This is due to no loss and loss adjustment expenses incurred in the periods ended June 30, 2020 and June 30, 2019.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio increased from 10.8% for the quarter ended June 30, 2019 to 11.1% for the quarter ended June 30, 2020. The increase is due to the marginally higher weighted-average acquisition costs on reinsurance contracts in force during the three-month period ended June 30, 2020 compared with the three-month period ended June 30, 2019.

The acquisition cost ratio increased from 10.8% for the six-month period ended June 30, 2019 to 11.0% for the six-month period ended June 30, 2020. The increase is due to the marginally higher weighted-average acquisition costs on reinsurance contracts in force during the six-month period ended June 30, 2020 compared with the six-month period ended June 30, 2019.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and other administrative expenses to net premiums earned. In addition, the expense ratio includes any gain or loss resulting from deposit accounted contracts as well as any amortized cost of weather derivative swaps entered into as part of our underwriting activities. We use the expense ratio to measure our operating performance. The expense ratio decreased from 311.8% for the three-month period ended June 30, 2019 to 220.0% for the three-month period ended June 30, 2020. The decrease is due primarily to reduced general and administrative expenses coupled with a higher denominator in net premiums earned as recorded during the three-month period ended June 30, 2020, when compared with the three-month period ended June 30, 2019.

The expense ratio decreased from 595.7% for the six-month period ended June 30, 2019 to 143.0% for the six-month period ended June 30, 2020. The decrease is due primarily to reduced general and administrative expenses coupled with a higher denominator in net premiums earned as recorded during the six-month period ended June 30, 2020, when compared with the six-month period ended June 30, 2019.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, we are not underwriting profitably and may not be profitable. The combined ratio decreased from 311.8% for the three-month period ended June 30, 2019 to 220.0% for the three-month period ended June 30, 2020. The decrease in the combined ratio is wholly due to a higher denominator in net premiums earned and reduced total expenses as recorded during the three-month period ended June 30, 2020, when compared with the three-month period ended June 30, 2019.

The combined ratio decreased from 595.7% for the six-month period ended June 30, 2019 to 143.0% for the six-month period ended June 30, 2020. The decrease in the combined ratio is wholly due to a higher denominator in net premiums earned and reduced total expenses as recorded during the six-month period ended June 30, 2020, when compared with the six-month period ended June 30, 2019.

FINANCIAL CONDITION – JUNE 30, 2020 COMPARED TO DECEMBER 31, 2019

Restricted Cash and Cash Equivalents. As of June 30, 2020, our restricted cash and cash equivalents decreased by $581 thousand, or 28%, to $1.5 million, from $2.1 million as of December 31, 2019. The decrease is the net result of the withdrawal of collateral deposit on expiry of contract during the six months ended June 30, 2020 and collateral deposits made during the six months ended June 30, 2020.

Investments. As of June 30, 2020, our total investments increased by $257 thousand or 37% to $949 thousand, from $692 thousand as of December 31, 2019. The increase is primarily a result of net purchase of equity securities, partially offset by the unrealized loss of $324 thousand during the six-month period ended June 30, 2020.

Reserve for Losses and Loss Adjustment Expenses. As of June 30, 2020, there was no change in reserve for losses and loss adjustment expenses from December 31, 2019. The reserve remained at $0 due to the fact that there were no significant events and no reported claims in the six-month period to necessitate a reserve.

Notes Payable. As of June 30, 2020, our notes payable decreased to $216 thousand, from $600 thousand at December 31, 2019. The decrease is the net result of the redemption of Series 2019-1 participating notes coupled with issuance of Series 2020-1 participating notes by our reinsurance sidecar subsidiary, Oxbridge Re NS during the three months ending June 30, 2020.

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

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts (net of brokerage fees and federal excise taxes, where applicable) and investment income, including interest, dividends and realized gains. We use cash to pay losses and loss adjustment expenses, other underwriting expenses, dividends, and general and administrative expenses. Substantially all of our surplus funds, net of funds required for cash liquidity purposes, are invested in accordance with our investment guidelines. Our investment portfolio is primarily comprised of cash and highly liquid securities, which can be liquidated, if necessary, to meet current liabilities. We believe that we have sufficient flexibility to liquidate any securities that we own to generate liquidity.

As of June 30, 2020, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. During the quarter ending June 30, 2020, we issued participating notes through our reinsurance sidecar subsidiary, Oxbridge Re NS. We have no current plans to issue further debt, other than through additional participating notes and we expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, its subsidiaries Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for each subsidiary is $500. As of June 30, 2020, each subsidiary exceeded the minimum required. By law, each subsidiary is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing and financing activities for the six-month periods ended June 30, 2020 and 2019 are summarized below.

Cash Flows for the Six months ended June 30, 2020 (in thousands)

Net cash used in operating activities for the six months ended June 30, 2020 totaled $324, which consisted primarily of cash received from investments and net written premiums less cash disbursed for operating expenses. Net cash used in investing activities of $268 was primarily due to the net purchases of equity securities. Net cash used in financing activities totaled $384, which is the net result of redemption of Series 2019-1 participating notes and proceeds on issuance of Series 2020-1 participating notes.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

As of June 30, 2020, we had no reserves for loss and loss adjustment expenses due to no significant events occurring during the period and no reported claims on contract in force. See Note 7 to the consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our operations could be materially and adversely affected by measures implemented by the Cayman Islands’ government, as well as international federal, state and local governments to cope with public health issues such as the outbreak of COVID-19, resulting in a material impact to our financial position and results of operations.

The measures undertaken by governmental authorities to combat a serious public health issue could significantly disrupt or prevent us from operating our business in the ordinary course for an extended period and could materially affect our financial position and operating results.

On March 11, 2020, the World Health Organization characterized the outbreak of COVID-19 as a global pandemic. On March 25, 2020, the Cayman Islands’ government implemented curfew restrictions to control the spread of COVID-19. Wide-ranging actions undertaken by local and international government authorities include full lockdowns, airport shutdowns, travel restrictions, quarantines and stay-at-home orders.  As a result, people are forced to substantially restrict daily activities resulting in businesses having to curtail or cease normal operations and furlough or terminate employees. Such measures cause concerns over the stability of global markets and threaten prospects for economic growth.

In response to the pandemic, we temporarily closed our offices and asked our employees to work from home until further notice. Since then the Cayman Islands government have issued stay at home orders for non-essential workers. We however, reopened our offices in May 2020 after receiving government’s approval with minimal impact on our operations.

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

101
The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: August 10, 2020	By:	/s/ Jay Madhu
Jay Madhu
Chief Executive Officer and President (Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Wrendon Timothy
Wrendon Timothy
Chief Financial Officer and Secretary (Principal Financial Officer and PrincipalAccounting Officer)