Form 10-Q
period 2020-09-30
OXBRIDGE RE HOLDINGS Ltd
filed 2020-11-10
CIK 1584831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days..

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

As of November 10, 2020; 5,733,587 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At September 30, 2020	At December 31, 2019
	(Unaudited)
Assets
Equity securities, at fair value (cost of $1,001 and $715 respectively)	$635	692
Cash and cash equivalents	5,686	5,962
Restricted cash and cash equivalents	1,693	2,054
Accrued interest and dividend receivable	1	12
Premiums receivable	692	506
Deferred policy acquisition costs	72	48
Operating lease right-of-use assets	242	133
Prepayment and other assets	69	79
Property and equipment, net	16	9
Total assets	$9,106	9,495

Liabilities and Shareholders’ Equity
Liabilities:
Notes payable	$216	600
Unearned premiums reserve	658	440
Operating lease liabilities	243	133
Accounts payable and other liabilities	154	279
Total liabilities	1,271	1,452

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 5,733,587 shares issued and outstanding)	6	6
Additional paid-in capital	32,286	32,262
Accumulated Deficit	(24,457)	(24,225)
Total shareholders’ equity	7,835	8,043
Total liabilities and shareholders’ equity	$9,106	9,495

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
 Consolidated Statements of Operations
(Unaudited)
(expressed in thousands of U.S. Dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue
Assumed premiums	$-	-	864	1,116
Change in unearned premiums reserve	247	279	(218)	(744)

Net premiums earned	247	279	646	372
Net investment and other income	32	54	90	182
Net realized investment (losses)/gains	(2)	-	325	3
Change in fair value of equity securities	(18)	17	(343)	20

Total revenue	259	350	718	577

Expenses
Policy acquisition costs and underwriting expenses	27	31	71	41
General and administrative expenses	239	264	767	808

Total expenses	266	295	838	849

(Loss)/Income before income attributable to noteholders	(7)	55	(120)	(272)

Income attributable to noteholders	(26)	(70)	(112)	(94)

Net loss	$(33)	(15)	(232)	(366)

Loss per share
Basic and Diluted	$(0.01)	(0.00)	(0.04)	(0.06)

Weighted-average shares outstanding
Basic and Diluted	5,733,587	5,733,587	5,733,587	5,733,587

Dividends paid per share	$-	-	-	-

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
 Consolidated Statements of Comprehensive Loss
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net loss	$(33)	(15)	(232)	(366)
Other comprehensive loss:
Change in unrealized loss on investments:
Unrealized gain arising during the period	-	-	-	1
Reclassification adjustment for net realized investment gains included in net loss	-	-	-	(3)

Net change in unrealized loss	-	-	-	(2)

Total other comprehensive loss	-	-	-	(2)

Comprehensive loss	$(33)	(15)	(232)	(368)

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
 Consolidated Statements of Cash Flows
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities
Net loss	$(232)	(366)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	24	27
Depreciation and amortization	7	7
Net realized investment gains	(325)	(3)
Change in fair value of equity securities	343	(20)
Change in operating assets and liabilities:
Accrued interest and dividend receivable	11	4
Premiums receivable	(186)	(837)
Deferred policy acquisition costs	(24)	(82)
Net change in operating leases	1	-
Prepayment and other assets	10	1
Reserve for losses and loss adjustment expenses	-	(4,001)
Unearned premiums reserve	218	744
Accounts payable and other liabilities	(125)	87

Net cash used in operating activities	$(278)	(4,439)

Investing activities
Purchase of equity securities	(2,390)	(402)
Proceeds from sale of equity securities	2,429	-
Proceeds from sale of fixed-maturity securities	-	994
Purchase of property and equipment	(14)	-

Net cash provided by investing activities	$25	592

Financing activities
Proceeds on issuance of notes	216	600
Redemption of notes	(600)	-

Net cash (used in)/provided by financing activities	$(384)	600

	(continued)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
 Consolidated Statements of Cash Flows, continued
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Nine Months Ended
	September 30,
	2020	2019

Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the period	(637)	(3,247)
Balance, beginning of period	8,016	11,299

Balance, end of period	$7,379	8,052

Supplemental disclosure of cash flow information
Interest paid	-	-
Income taxes paid	-	-

Non-cash investing activities
Net change in unrealized gain on securities available for sale	-	(2)
Operating lease right-of-use assets	169	140
Operating lease liabilities	169	140

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
 Three and Nine Months Ended September 30, 2020 and 2019
(expressed in thousands of U.S. Dollars, except share amounts)

	Ordinary Share Capital		Additional Paid-in	Accumulated	Accumulated Other	Total Shareholders'
	Shares	Amount	Capital	Deficit	Comprehensive Income/(Loss)	Equity

Balance at December 31, 2018	5,733,587	6	32,226	(23,920)	2	8,314
Net loss for the period	-	-	-	(146)	-	(146)
Stock-based compensation	-	-	9	-	-	9
Total other comprehensive loss	-	-	-	-	(2)	(2)
Balance at March 31, 2019	5,733,587	6	32,235	(24,066)	-	8,175
Net loss for the period	-	-	-	(205)	-	(205)
Stock-based compensation	-	-	9	-	-	9
Balance at June 30, 2019	5,733,587	6	32,244	(24,271)	-	7,979
Net loss for the period	-	-	-	(15)	-	(15)
Stock-based compensation	-	-	9	-	-	9
Balance at September 30, 2019	5,733,587	6	32,253	(24,286)	-	7,973

Balance at December 31, 2019	5,733,587	6	32,262	(24,225)	-	8,043
Net loss for the period	-	-	-	(364)	-	(364)
Stock-based compensation	-	-	8	-	-	8
Balance at March 31, 2020	5,733,587	6	32,270	(24,589)	-	7,687
Net income for the period	-	-	-	165	-	165
Stock-based compensation	-	-	8	-	-	8
Balance at June 30, 2020	5,733,587	6	32,278	(24,424)	-	7,860
Net loss for the period	-	-	-	(33)	-	(33)
Stock-based compensation	-	-	8	-	-	8
Balance at September 30, 2020	5,733,587	6	32,286	(24,457)	-	7,835

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020

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

(b)
Basis of Presentation and Consolidation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2020 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2020. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Form 10-K, which was filed with the SEC on March 23, 2020.

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
September 30, 2020

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

The Company reviews fixed-maturity securities, if any, for OTTI on a quarterly basis and more frequently when economic or market conditions warrant such review. When the fair value of any investment is lower than its cost, an assessment is made to see whether the decline is temporary or other-than-temporary. If the decline is determined to be other-than-temporary the investment is written down to fair value and an impairment charge is recognized in operations in the period in which the Company makes such determination. For a fixed-maturity security that the Company does not intend to sell nor is it more likely than not that the Company will be required to sell before recovery of its amortized cost, only the credit loss component is recognized in operations, while impairment related to all other factors is recognized in other comprehensive income. The Company considers various factors in determining whether an individual security is other-than-temporarily impaired.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020

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

Derivative Financial Instruments: The Company from time to time, may enter into underwriting contracts such as industry loss warranty contracts (“ILW”) that are treated as derivatives for GAAP purposes. GAAP requires that an entity recognize all derivatives in the consolidated balance sheet at fair value. It also requires that unrealized gains and losses resulting from changes in fair value be included in operations or comprehensive income (loss). The Company did not have any derivative financial assets nor derivative financial liabilities at September 30, 2020 or December 31, 2019.

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At September 30, 2020, the DAC was considered fully recoverable and no premium deficiency loss was recorded.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020

2.
SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and equipment:  Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated and amortized, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the three-month and nine-month periods ended September 30, 2020 and 2019, there were no impairments in property and equipment.

Allowance for uncollectible receivables: Management evaluates credit quality by evaluating the exposure to individual counterparties; where warranted management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized as income in the year in which they are determined. At September 30, 2020, no receivables were determined to be overdue or impaired and, accordingly, no allowance for uncollectible receivables has been established.

Reserves for losses and loss adjustment expenses: The Company determines its reserves for losses and loss adjustment expenses, if any, on the basis of the claims reported by the Company’s ceding insurers and for losses incurred but not reported (“IBNR”), management uses the assistance of an independent actuary. The reserves for losses and loss adjustment expenses represent management’s best estimate of the ultimate settlement costs of all losses and loss adjustment expenses. Management believes that the amounts are adequate; however, the inherent impossibility of predicting future events with precision, results in uncertainty as to the amount which will ultimately be required for the settlement of losses and loss expenses, and the differences could be material. Adjustments are reflected in the consolidated statements of operations in the period in which they are determined.

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
September 30, 2020

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

Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at September 30, 2020.

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
September 30, 2020

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

Pending Accounting Updates:

 Accounting Standards Update ("ASU") No. 2016-13. In September 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends the guidance on reporting credits losses and affects loans, debt securities, trade receivables, reinsurance recoverable and other financial assets that have the contractual right to receive cash. The amendments are effective for annual periods beginning after December 15, 2022 (as amended), and interim periods within those annual periods. The Company is in the process of evaluating the impact of the requirements of ASU 2016-13 on the Company’s consolidated financial statements.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020

3.
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At September 30,	At December 31,
	2020	2019
	(in thousands)

Cash on deposit	$3,438	$3,456
Cash held with custodians	2,248	2,506
Restricted cash held in trust	1,693	2,054

Total	$7,379	$8,016

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

4.
INVESTMENTS

The Company from time to time invests in fixed-maturity securities and equity securities. At September 30, 2020 and December 31, 2019, the Company did not hold any available-for-sale debt securities.

Proceeds received, and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities, and equity securities, for the three and nine months ended September 30, 2020 and nine months ended September 30, 2019 were as follows:

	Gross proceeds from sales	Gross Realized Gains	Gross Realized Losses
	($ in thousands)

Three Months Ended September 30, 2020
Equity securities	$294	$-	$(2)

Nine Months Ended September 30, 2020
Equity securities	$2,429	$327	$(2)

Nine Months Ended September 30, 2019
Available-for-sale fixed-maturity securities	$994	$3	$-

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020

4.
INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2020 and December 31, 2019:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2020	($ in thousands)
Financial Assets:
Cash and cash equivalents	$5,686	$-	$-	$5,686

Restricted cash and cash equivalents	$1,693	$-	$-	$1,693

Total equity securities	$635	$-	$-	$635

Total	$8,014	$-	$-	$8,014

As of December 31, 2019
Financial Assets:
Cash and cash equivalents	$5,962	$-	$-	$5,962

Restricted cash and cash equivalents	$2,054	$-	$-	$2,054

Total equity securities	$692	$-	$-	$692

Total	$8,708	$-	$-	$8,708

There were no transfers between Levels 1, 2 and 3 during the three and nine months ended September 30, 2020 and 2019.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020

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
September 30, 2020

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

Notes Payable to Series 2020-1 noteholders

Oxbridge Re NS entered into a retrocession agreement with Oxbridge Reinsurance Ltd on June 1, 2020 and issued $216 thousand of participating notes which provides quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. The participating notes have been assigned Series 2020-1 and are due to mature on June 1, 2023. None of the participating notes were redeemed during the period ending September 30, 2020.

The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the three and nine month ended September 30, 2020 was $26,000 and $34,000 respectively and are included within accounts payable and other liabilities as at September 30, 2020.

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

The income from Oxbridge Re NS operations that were attributable to the participating notes noteholders for the three months ended September 30, 2019 was $70,000. The income from Oxbridge Re NS operations that were attributable to the participating notes noteholders for the nine months ended September 30, 2020 and September 30, 2019 was $78,000 and $94,000 respectively. The income attributable to the participating notes noteholders for the three and nine-month periods ended September 30, 2019 were included within accounts payable and other liabilities as at September 30, 2019.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020

7.  RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table summarizes the Company’s loss and loss adjustment expenses (“LAE”) and the reserve for loss and LAE reserve movements for the three and nine-month periods ending September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	($ in thousands)		($ in thousands)

Balance, beginning of period	$-	107	$-	4,108
Incurred related to:
Current period	-	-	-	-
Prior period	-	-	-	-
Total incurred	-	-	-	-
Paid related to:
Current period	-	-	-	-
Prior period	-	-	-	(4,001)
Total paid	-	-	-	(4,001)
Balance, end of period	$-	107	$-	107

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020

8.  LOSS PER SHARE

A summary of the numerator and denominator of the basic and diluted loss per share is presented below (dollars in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Numerator:
Net loss	$(33)	(15)	$(232)	(366)

Denominator:
Weighted average shares - basic	5,733,587	5,733,587	5,733,587	5,733,587
Effect of dilutive securities - Stock options	-	-	-	-
Shares issuable upon conversion of warrants	-	-	-	-
Weighted average shares - diluted	5,733,587	5,733,587	5,733,587	5,733,587
Loss per share - basic	$(0.01)	(0.00)	$(0.04)	(0.06)
Loss per share - diluted	$(0.01)	(0.00)	$(0.04)	(0.06)

For the three and nine-month periods ended September 30, 2020 and 2019, options to purchase 540,000 ordinary shares were anti-dilutive due to net loss during the periods presented.

For the three and nine-month periods ended September 30, 2020 and 2019, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive due to net loss during the periods presented.

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
September 30, 2020

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

There were 8,230,700 warrants outstanding at September 30, 2020 and 2019. No warrants were exercised during the three and nine-month periods ended September 30, 2020 and 2019.

As of September 30, 2020, none of the Company’s retained earnings were restricted from payment of dividends to the company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in its subsidiaries, a dividend from the subsidiaries would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020

10.
SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. At September 30, 2020, there were 400,000 shares available for grant under the Plan.

Stock options

Stock options granted and outstanding under the Plan vests quarterly over four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three and nine-month periods ended September 30, 2020 and 2019 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2020	540,000	$3.86
Outstanding at March 31, 2020	540,000	$3.86	7.1 years	$-
Outstanding at June 30, 2020	540,000	$3.86	6.9 years	$-
Outstanding at September 30, 2020	540,000	$3.86	6.6 years	$-
Exercisable at September 30, 2020	374,688	$4.65	5.9 years	$-

Outstanding at January 1, 2019	250,000	$6.01
Granted	290,000	$2.00
Outstanding at March 31, 2019	540,000	$3.86	8.1 years	$-
Outstanding at June 30, 2019	540,000	$3.86	7.9 years	$-
Outstanding at September 30, 2019	540,000	$3.86	7.6 years	$-
Exercisable at September 30, 2019	291,250	$5.26	6.3 years	$-

Compensation expense recognized for the three-month periods ended September 30, 2020 and 2019 totaled $8,000 and $9,000 respectively and for the nine-month periods ended September 30, 2020 and 2019, totaled $24,000 and $27,000 respectively. Compensation expense is included in general and administrative expenses. At September 30, 2020 and 2019, there was approximately $62,000 and $95,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of twenty-four (24) months.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020

10.
SHARE-BASED COMPENSATION (continued)

No options were granted during the three and nine-month period ended September 30, 2020. During the nine-month period ended September 30, 2019 the Company granted 290,000 options with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

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

During the three and nine-month periods ended September 30, 2020 and 2019, the Company did not grant any restricted stock. At September 30, 2020, there were no unvested restricted stock.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020

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

At September 30, 2020, the Oxbridge Reinsurance Limited’s net worth of $914 thousand exceeded the minimum and prescribed capital requirement. For the three and nine-month periods ended September 30, 2020, the Subsidiary’s net loss was approximately $111 thousand and $519 thousand respectively.

At September 30, 2020, the Oxbridge Re NS’ net worth of $144 thousand exceeded the minimum and prescribed capital requirement. For the three and nine-month periods ended September 30, 2020, the Subsidiary’s net income was approximately $8 thousand and $39 thousand respectively.

The Subsidiaries are not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiaries' GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of September 30, 2020 or for the period then ended.

12.
FAIR VALUE AND CERTAIN RISKS AND UNCERTAINTIES

Fair values

With the exception of balances in respect of insurance contracts (which are specifically excluded from fair value disclosures under GAAP) and investment securities as disclosed in Note 4 of these consolidated financial statements, the carrying amounts of all other financial instruments, which consist of cash and cash equivalents, restricted cash and cash equivalents, accrued interest and dividends receivable, premiums receivable and other assets, notes payable and accounts payable and other liabilities, approximate their fair values due to their short-term nature.

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
September 30, 2020

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
September 30, 2020

13. LEASES

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

The Company has two operating lease obligations namely for the Company’s office facilities located at Suite 201, 42 Edward Street Grand Cayman, Cayman Islands and residential space at Turnberry Villas in Grand Cayman, Cayman Islands. The office lease has a remaining lease term of approximately 41 months and includes an option to extend the lease. Under the terms of the lease, the Company also has the right to terminate the lease after thirty-six (36) months upon giving appropriate notice in writing to the Lessor. The residential lease has a remaining lease term of approximately 27 months.

The components of lease expense and other lease information as of and during the three and nine-month period ended September 30, 2020 and 2019 are as follows:

	For the Nine-Month Period	For the Nine-Month Period
(in thousands)	Ended September 30, 2020	Ended September 30, 2019
Operating Lease Cost (1)	$70	$63

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$72	$71

(1) Includes short-term leases

(in thousands)	At September 30, 2020	At September 30, 2019
Operating lease right-of-use assets	$242	$146

Operating lease liabilities	$243	$146

Weighted-average remaining lease term - operating leases	2.80 years	4.67 years

Weighted-average discount rate - operating leases	5.25%	6.5%

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
September 30, 2020

13. LEASES (continued)

Future minimum lease payments under non-cancellable leases as of September 30, 2020, reconciled to our discounted operating lease liability presented on the consolidated balance sheet are as follows:

(in thousands)	At September 30, 2020	At December 31, 2019
Remainder of 2020	$24	$36
2021	96	36
2022	97	37
2023	40	37
Thereafter	6	6
Total future minimum lease payments	$263	$152

Less imputed interest	(20)	(19)
Total operating lease liability	$243	133

14.
RELATED PARTY TRANSACTIONS

During the nine-month period ending September 30, 2020, Mr. Jay Madhu, a director and officer of the Company and its subsidiaries invested $68 thousand in Series 2020-1 participating notes and is included within notes payable in the consolidated balance sheet.

During the three and nine-month periods ending September 30, 2019, Mr. Jay Madhu, a director and officer of the Company and its subsidiaries invested $50 thousand in Series 2019-1 participating notes, which were subsequently redeemed in June 2020.

15.
SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements. There were no other events subsequent to September 30, 2020 for which disclosure was required.

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

GENERAL

The following is a discussion and analysis of our results of operations for the three and nine-month periods ended September 30, 2020 and 2019 and our financial condition as of September 30, 2020 and December 31, 2019. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 23, 2020. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, unless the context dictates otherwise.

Overview

We are a Cayman Islands specialty property and casualty reinsurer that provides reinsurance solutions through our reinsurance subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS. Oxbridge Re NS functions as a reinsurance sidecar which increases the underwriting capacity of Oxbridge Reinsurance Limited. Oxbridge Re NS issues participating notes to third party investors, the proceeds of which are utilized to collateralize Oxbridge Reinsurance Limited’s reinsurance obligations. We focus on underwriting fully-collateralized reinsurance contracts primarily for property and casualty insurance companies in the Gulf Coast region of the United States, with an emphasis on Florida. We specialize in underwriting medium frequency, high severity risks, where we believe sufficient data exists to analyze effectively the risk/return profile of reinsurance contracts.

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

Impact of COVID-19 on Business Operations

We reacted quickly and decisively to the COVID-19 crisis when we became aware of the potential impact on our business operations. We have continued to monitor and adjust our operations as the global pandemic unfolds. As local directives required us to transition our operations to remote working arrangements, all functions remained fully operational with all employees having remote access to the Company's network and IT systems. Each employee was equipped with a computer and related equipment at their home to ensure access to our network and efficiency. Prior to the COVID-19 crisis we had general remote, work-from-home capabilities and had previously tested those systems. We have experienced no material disruption in our business operations. As of September 30, 2020, our operations are back to normal. However, should the situation change for the worse, we will revert to working remotely.

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

RESULTS OF OPERATIONS

The following is our consolidated statement of operations and performance ratios for the three and nine-month periods ended September 30, 2020 and 2019 (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)

Revenue
Assumed premiums	$-	-	864	1,116
Change in unearned premiums reserve	247	279	(218)	(744)

Net premiums earned	247	279	646	372
Net investment and other income	32	54	90	182
Net realized investment (losses)/gains	(2)	-	325	3
Change in fair value of equity securities	(18)	17	(343)	20

Total revenue	259	350	718	577

Expenses
Policy acquisition costs and underwriting expenses	27	31	71	41
General and administrative expenses	239	264	767	808

Total expenses	266	295	838	849

(Loss) Income before income attributable to noteholders	$(7)	55	(120)	(272)

Income attributable to noteholders	(26)	(70)	(112)	(94)

Net loss	$(33)	(15)	(232)	(366)

Loss per share
Basic and Diluted	$(0.01)	(0.00)	(0.04)	(0.06)

Dividends paid per share	$-	-	-	-

Performance ratios to net premiums earned:
Loss ratio	0.0%	0.0%	0.0%	0.0%
Acquisition cost ratio	10.9%	11.1%	11.0%	11.0%
Expense ratio	107.7%	105.7%	129.7%	228.2%
Combined ratio	107.7%	105.7%	129.7%	228.2%

General. Net loss for the quarter ended September 30, 2020 was $33 thousand, or ($0.01) per basic and diluted share, compared to a net loss of $15 thousand, or ($0.00) per basic and diluted share, for the quarter ended September 30, 2019. The increase in net loss is due primarily to unrealized losses on investments recorded during the three months period ending September 30, 2020.

 Net loss for the nine months ended September 30, 2020 was $232 thousand, or ($0.04) per basic and diluted share, compared to a net loss of $366 thousand, or ($0.06) per basic and diluted share, for the nine months ended September 30, 2019. The decrease in net loss is due primarily to higher net premiums earned during the nine months period ending September 30, 2020.

Premium Income. Net premiums earned typically reflects the pro rata inclusion into income of premiums assumed (net of loss experience refund) over the life of the reinsurance contracts.

Net premiums earned for the quarter ended September 30, 2020 decreased $32 thousand, to $247 thousand from $279 thousand for the quarter ended September 30, 2019. The decrease is wholly due to the fact that lower capital was deployed in the current period, when compared to the same period in 2019.

Net premiums earned for the nine months ended September 30, 2020 increased $274 thousand, to $646 thousand from $372 thousand for the nine months ended September 30, 2019. The increase is due to only one month premium recognized during the previous period as a result of previous accelerated premium recognition, when compared to the normal recognition of premium during current period.

Losses Incurred. There were no losses incurred during the three and nine-month periods ending September 30, 2020 and 2019.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs and underwriting expenses for the quarter ended September 30, 2020 decreased $4 thousand to $27 thousand from $31 thousand for the quarter ended September 30, 2019. The decrease is due to the decrease in net premiums earned during the current quarter, when compared with same period prior year.

Policy acquisition costs and underwriting expenses for the nine-month period ended September 30, 2020 increased $30 thousand to $71 thousand from $41 thousand for the nine-month period ended September 30, 2019. The increase is wholly due to the normal recognition of policy acquisition costs during the current period, when compared with lower recognition in the prior year period due to the previous acceleration of such costs upon suffering limit losses on reinsurance contracts.

General and Administrative Expenses. General and administrative expenses for the quarter ended September 30, 2020 decreased $25 thousand, to $239 thousand, from $264 thousand for the quarter ended September 30, 2019. The decrease is due to cost savings initiatives implemented by the Company.

 General and administrative expenses for the nine-month period ended September 30, 2020 decreased $41 thousand, to $767 thousand, from $808 thousand for the nine-month period ended September 30, 2019. The decrease is due to general cost savings initiatives implemented by the Company.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio for the three and nine-month periods ended September 30, 2020 and September 30, 2019 was 0%. This is due to no loss and loss adjustment expenses incurred in the periods ended September 30, 2020 and September 30, 2019.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio decreased from 11.1% for the quarter ended September 30, 2019 to 10.9% for the quarter ended September 30, 2020. The decrease is due to marginally lower weighted-average acquisition costs on reinsurance contracts in force during the three-month period ended September 30, 2020 compared with the three-month period ended September 30, 2019.

The acquisition cost ratio remained unchanged at 11.0% for the nine-month period ended September 30, 2020 and 2019.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and other administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio increased from 105.7% for the three-month period ended September 30, 2019 to 107.7% for the three-month period ended September 30, 2020. The increase is due primarily to a lower denominator in net premiums earned as recorded during the three-month period ended September 30, 2020, when compared with the three-month period ended September 30, 2019.

The expense ratio decreased from 228.2% for the nine-month period ended September 30, 2019 to 129.7% for the nine-month period ended September 30, 2020. The decrease is due primarily to reduced general and administrative expenses coupled with a higher denominator in net premiums earned as recorded during the nine-month period ended September 30, 2020, when compared with the nine-month period ended September 30, 2019.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, we are not underwriting profitably and may not be profitable. The combined ratio increased from 105.7% for the three-month period ended September 30, 2019 to 107.7% for the three-month period ended September 30, 2020. The increase is due primarily to a lower denominator in net premiums earned as recorded during the three-month period ended September 30, 2020, when compared with the three-month period ended September 30, 2019.

The combined ratio decreased from 228.2% for the nine-month period ended September 30, 2019 to 129.7% for the nine-month period ended September 30, 2020. The decrease in the combined ratio is wholly due to a higher denominator in net premiums earned and reduced total expenses as recorded during the nine-month period ended September 30, 2020, when compared with the nine-month period ended September 30, 2019.

FINANCIAL CONDITION – SEPTEMBER 30, 2020 COMPARED TO DECEMBER 31, 2019

Restricted Cash and Cash Equivalents. As of September 30, 2020, our restricted cash and cash equivalents decreased by $361 thousand, or 18%, to $1.7 million, from $2.1 million as of December 31, 2019. The decrease is the net result of the withdrawal of collateral deposit on expiry of contract during the nine months ended September 30, 2020 and collateral deposits made during the nine months ended September 30, 2020.

Investments. As of September 30, 2020, our total investments decreased by $57 thousand or 8% to $635 thousand, from $692 thousand as of December 31, 2019. The decrease is primarily a result of unrealized loss of $343 thousand partially offset by purchase of equity securities during the nine-month period ended September 30, 2020.

Reserve for Losses and Loss Adjustment Expenses. As of September 30, 2020, there was no change in reserve for losses and loss adjustment expenses from December 31, 2019. The reserve remained at $0 due to the fact that there were no significant events and no reported claims in the nine-month period to necessitate a reserve.

Notes Payable. As of September 30, 2020, our notes payable decreased to $216 thousand, from $600 thousand at December 31, 2019. The decrease is the net result of the redemption of Series 2019-1 participating notes coupled with issuance of Series 2020-1 participating notes by our reinsurance sidecar subsidiary, Oxbridge Re NS during the nine months ending September 30, 2020.

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

As of September 30, 2020, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. During the nine months period ending September 30, 2020, we issued participating notes through our reinsurance sidecar subsidiary, Oxbridge Re NS. We have no current plans to issue further debt, other than through additional participating notes and we expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, its subsidiaries Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for each subsidiary is $500. As of September 30, 2020, each subsidiary exceeded the minimum required. By law, each subsidiary is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing and financing activities for the nine-month periods ended September 30, 2020 and 2019 are summarized below.

Cash Flows for the Nine months ended September 30, 2020 (in thousands)

Net cash used in operating activities for the nine months ended September 30, 2020 totaled $278, which consisted primarily of cash received from investments and net written premiums less cash disbursed for operating expenses. Net cash provided by investing activities of $25 was primarily due to the net proceeds from sale of equity securities. Net cash used in financing activities totaled $384, which is the net result of redemption of Series 2019-1 participating notes and proceeds on issuance of Series 2020-1 participating notes.

Cash Flows for the Nine months ended September 30, 2019 (in thousands)

Net cash used in operating activities for the nine months ended September 30, 2019 totaled $4,439, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses and net loss payments. Net cash provided by investing activities of $592 was primarily due to the net proceeds from sale of fixed-maturity securities. Net cash provided by financing activities totaled $600, which consisted of proceeds on issuance of Series 2019-1 participating notes.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

        As of September 30, 2020, we had no reserves for loss and loss adjustment expenses due to no significant events occurring during the period and no reported claims on any contract s in force. See Note 7 to the consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: November 10, 2020	By: /s/ JAY MADHU
Jay Madhu Chief Executive Officer and President (Principal Executive Officer)

Date: November 10, 2020	By: /s/ WRENDON TIMOTHY
Wrendon Timothy Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)