Form 10-K
period 2020-12-31
OXBRIDGE RE HOLDINGS Ltd
filed 2021-03-29
CIK 1584831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $1,020,885 (based upon the quoted closing sale price per share of the registrant’s ordinary shares on The NASDAQ Capital Market) on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of June 30, 2020 were affiliates.

As of March 30, 2021, 5,733,587 ordinary shares, par value $0.001 (USD) per share, were outstanding.

Documents Incorporated by Reference:

Portions of the Company’s proxy statement to be filed with the Securities and Exchange Commission relating to the 2021 Annual Meeting of Shareholders will be incorporated by reference into Part III of this Annual Report on Form 10-K.

OXBRIDGE RE HOLDINGS LIMITED

Index to Annual Report on Form 10-K

Year Ended December 31, 2020

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

We organized our Oxbridge Re NS subsidiary on December 22, 2017 to function as a reinsurance sidecar which increases the underwriting capacity of Oxbridge Reinsurance Limited. Oxbridge Re NS commenced operations on June 1, 2018 and has since issued participating notes to third-party and related-party investors, the proceeds of which were utilized to collateralize a quota-share of Oxbridge Reinsurance Limited’s reinsurance obligations.

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

Employees

As of March 23, 2021, we had three employees, all of which are full-time, and we are not in the process of hiring additional resources at this time. We believe that our relations with our employees are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements. We believe that we will continue to have relatively few employees and intend to outsource some functions to specialist firms in the Cayman Islands if and when we determine that such functions are necessary. We intend to use the expertise of our Board of Directors and where necessary, external consultants to provide any other service we may require from time to time.

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
●
loss experienced on our reinsurance liabilities;
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

Although we only employ three individuals, two of whom are members of senior management, our future success may depend to a significant extent on the efforts of our senior management and other key personnel (who have not yet been hired) to implement our business strategy. We believe there are only a limited number of available, qualified executives with substantial experience in our industry. In addition, we will need to add personnel, including underwriters, to implement our business strategy. We could face challenges attracting personnel to the Cayman Islands. Accordingly, the loss of the services of one or more of the members of our senior management or other key personnel (when hired), or our inability to hire and retain other key personnel, could delay or prevent us from fully implementing our business strategy and, consequently, significantly and negatively affect our business.

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

Failures to comply with a direction given by CIMA may be punishable by a fine of up to five hundred thousand Cayman Islands dollars (US$609,756.10 based on the Cayman Islands’ pegged exchange rate of CI$0.82 per US$1.00 as of March 23, 2021) or imprisonment for a term of five years or both, and a fine of an additional ten thousand Cayman Islands dollars (US$12,195.12) for every day after conviction on which the offense so continues.

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

We do not currently have an effective registration statement registering the issuance of the shares underlying our publicly traded warrants, and therefore you may not be able to exercise the warrants in a cash exercise.

For you to be able to effect a cash exercise our publicly traded warrants, the sale of the ordinary shares to be issued to you upon exercise of the warrants must be covered by an effective and current registration statement. We have not maintained a current registration statement relating to the sale of the shares of common stock underlying the warrants. As a result, you would be unable to exercise the warrants in a cash exercise and will be required to engage in a cashless exercise in which a number of warrant shares equal to the fair market value of the exercised shares will be withheld. In those circumstances, we may, but are not required to, redeem the warrants by payment in cash. Consequently, there is a possibility that you will never be able to exercise the warrants and receive the underlying ordinary shares. This potential inability to exercise the warrants in a cash exercise, our right to cancel the warrants under certain circumstances, and the possibility that we may redeem the warrants for nominal value, may have an adverse effect on demand for the warrants and the prices that can be obtained from reselling them.

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

Passive income generally includes interest, dividends and other investment income. However, the income derived in the active conduct of an insurance business is excluded from the term “passive income” if (i) for years before 2020, the income is earned by a corporation that is predominantly engaged in an insurance business, and (ii) for years after 2019, the income is earned by a “qualifying insurance corporation”. In order for a non-U.S. property and casualty insurance company to be treated as a “qualifying insurance corporation” for a taxable year, the company’s “applicable insurance liabilities” generally must be greater than 25% of the company’s assets for the taxable year. In the case of a non-U.S. property and casualty insurance company, the term “applicable insurance liabilities” means the amount of loss and loss adjustment expenses, but shall not exceed the amount reported to the applicable regulator in an applicable financial statement. It is not clear whether the term “applicable insurance liabilities” includes not only the unpaid loss and loss adjustment expenses, but also includes the paid loss and loss adjustment expenses during the taxable year. If each of Oxbridge Reinsurance Limited and Oxbridge Re NS is a “qualified insurance corporation” for a taxable year, then neither Oxbridge Re Holdings Limited, nor Oxbridge Reinsurance Limited, nor Oxbridge Re NS should be deemed to be a PFIC for the taxable year.

Regardless of whether the term “applicable insurance liabilities” includes not only the unpaid loss and loss adjustment expenses but also the paid loss and loss adjustment expenses, we believe that each of Oxbridge Reinsurance Limited and Oxbridge Re NS met the requirements for being a “qualified insurance corporation” for the 2020 year. For years prior to 2020, we also believe that each of those corporations met the requirement of being predominantly engaged in an insurance business. Accordingly, we believe that we have not been a PFIC during 2020 or prior years. We do not have an expectation, however, as to whether or not we may be a PFIC in years after 2020. If you are a United States person, we urge you to consult your own tax advisor concerning the potential tax consequences to you under the PFIC rules.

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

ITEM 5
MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Ordinary Shares

The following table sets forth the high and low sales price per share of our ordinary shares as reported on The NASDAQ Capital Market for the periods indicated:

	2020		2019
	High	Low	High	Low
First Quarter	$1.86	$0.72	$2.93	$0.65
Second Quarter	$3.89	$0.77	$2.55	$0.96
Third Quarter	$9.62	$0.95	$1.46	$0.70
Fourth Quarter	$3.54	$1.54	$1.31	$0.70

Holders of Record and Tax Information

As of March 23, 2021, there were 19 holders of record of our ordinary shares. There are no current applicable Cayman Islands laws, decrees or regulations relating to restrictions on the import or export of capital or exchange controls affecting remittances of dividends, interest and other payments to non-resident holders of our ordinary shares. There are no existing laws or regulations of the Cayman Islands imposing taxes or containing withholding provisions to which United States holders of our ordinary shares are subject. There are no reciprocal tax treaties between the Cayman Islands and the United States.

Dividend Policy

The declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on our results of operations and cash flows, our financial position and capital requirements, general business conditions, rating agency guidelines (if applicable), any legal, tax, regulatory and contractual restrictions on the payment of dividends, and any other factors considered relevant by our Board of Directors. Our ability to pay dividends will also depend on the requirements of any future financing agreements to which we may be a party and the ability of our reinsurance subsidiaries, or other subsidiaries, to pay dividends to us. Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited and Oxbridge Re NS, our reinsurance subsidiaries, are subject to Cayman Islands regulatory constraints that affect their ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for Oxbridge Reinsurance Limited and Oxbridge Re NS is $500. As of December 31, 2020, both subsidiaries exceeded the minimum requirement. By law, Oxbridge Reinsurance Limited and Oxbridge Re NS is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

We paid no dividends in both 2020 and 2019.

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

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the year ended December 31, 2020.

Issuer Purchases of Equity Securities

The Company did not repurchase any ordinary shares or warrants in 2020.

ITEM 6
SELECTED FINANCIAL DATA

As a smaller reporting company as defined by Rule 229.10(f)(1) of the Exchange Act, we are not required to provide the information under this item and we have elected to exclude this information as our operating history does not cover the requisite five-year period.

ITEM 7
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our Consolidated Financial Statements and the related notes contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

General

The following is a discussion and analysis of our results of operations for the years ended December 31, 2020 and 2019 and our financial condition as of December 31, 2020 and 2019. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, unless the context dictates otherwise.

Overview and Trends

We are a Cayman Islands specialty property and casualty reinsurer that provides reinsurance solutions through our reinsurance subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS. Our more recently organized subsidiary, Oxbridge Re NS, was incorporated on December 22, 2017 to function as a reinsurance sidecar which increases the underwriting capacity of Oxbridge Reinsurance Limited. Oxbridge Re NS commenced operations on June 1, 2018 and has since issued participating notes to third-party investors, the proceeds of which was utilized to collateralize a quota-share of Oxbridge Reinsurance Limited’s reinsurance obligations. We focus on underwriting fully-collateralized reinsurance contracts primarily for property and casualty insurance companies in the Gulf Coast region of the United States. We specialize in underwriting medium frequency, high severity risks, where we believe sufficient data exists to analyze effectively the risk/return profile of reinsurance contracts.

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

The property and casualty reinsurance industry historically has been cyclical in nature, owing to fluctuations in the supply of capital. During 2020, several developments have caused an increase in the demand for capital, including natural catastrophes in the Caribbean and Japan, increased capital requirements at some Lloyd’s syndicates, and the voluntary withdrawal of capital from some under-performing business.

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
●
income from investments; and
●
other fee income from management and underwriting performance of the reinsurance side-car.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019 (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2020	2019
Revenue
Assumed premiums	$864	1,057
Change in unearned premiums reserve	29	(440)

Net premiums earned	893	617
Net investment and other income	102	230
Net realized investment gain	374	3
Change in fair value of equity securities	(155)	25
Net gain on commutation	-	106

Total revenue	1,214	981

Expenses
Policy acquisition costs and underwriting expenses	98	64
General and administrative expenses	1,028	1,067

Total expenses	1,126	1,131

Income/(Loss) before underwriting income attributable to noteholders	$88	(150)

Underwriting income attributable to noteholders	(138)	(155)

Net loss	(50)	(305)

Loss per share
Basic and Diluted	$(0.01)	(0.05)

Weighted-average shares outstanding
Basic and Diluted	5,733,587	5,733,587

Dividends paid per share	$-	-

Performance ratios to net premiums earned:
Loss ratio	0.0%	0.0%
Acquisition cost ratio	11.0%	10.4%
Expense ratio	126.1%	183.3%
Combined ratio	126.1%	183.3%

Comparison of the Year Ended December 31, 2020 to Year Ended December 31, 2019

General. Net loss for the year ended December 31, 2020 was $50 thousand or ($0.01) basic and diluted loss per share compared to a net loss of $305 thousand or ($0.05) basic and diluted earnings per share for the year ended December 31, 2019. The decrease in net loss is primarily due net realized gains on investments earned during the year ended December 31, 2020.

Premium Income. Net premiums earned typically reflects the pro-rata inclusion into income of premiums assumed (net of loss experience refund and premiums ceded) over the life of the reinsurance contracts. Net premiums earned for the year ended December 31, 2020 increased $276 thousand, to $893 thousand, from $617 thousand for the year ended December 31, 2019. The increase is due to only one month premium recognized during the previous period as a result of previous accelerated premium recognition, when compared to the normal recognition of premium during current year.

Losses Incurred. There were no losses incurred during the years ended December 31, 2020 and December 31, 2019.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed.  Policy acquisition costs and underwriting expenses for the year ended December 31, 2020 increased by $34 thousand, to $98 thousand from $64 thousand for the year ended December 31, 2019. The increase is wholly due to the normal recognition of policy acquisition costs during the current year, when compared with no recognition in the prior year period due to the previous acceleration of such costs upon suffering limit losses on reinsurance contracts.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2020 decreased by $39 thousand to $1.03 million from $1.07 million for the year ended December 31, 2019. The decrease is due to general cost savings initiatives implemented by the Company.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio for the year ended December 31, 2020 and December 31, 2019 was 0%. This is due to no loss and loss adjustment expenses incurred in the years ended December 31, 2020 and December 31, 2019.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio increased from 10.4% for the year ended December 31, 2019 to 11.0% for the year ended December 31, 2020. The increase is due to the overall marginally higher weighted-average acquisition costs on reinsurance contracts in force during the year ended December 31, 2020, compared with the prior fiscal year.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and general and administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio decreased from 183.3% for the year ended December 31, 2019 to 126.1% for the year ended December 31, 2020. The decrease is due primarily to reduced general and administrative expenses coupled with a higher denominator in net premiums earned as recorded during the year ended December 31, 2020, when compared with the prior fiscal year.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. If the combined ratio is at or above 100%, we are not underwriting profitably and may not be profitable. The combined ratio decreased from 183.3% for the year ended December 31, 2019 to 126.1% for the year ended December 31, 2020. The decrease in the combined ratio is wholly due to a higher denominator in net premiums earned and reduced total expenses as recorded during year ended December 31, 2020 as mentioned above, when compared with the prior fiscal year.

FINANCIAL CONDITION – DECEMBER 31, 2020 COMPARED TO DECEMBER 31, 2019

Restricted Cash and Cash Equivalents. As of December 31, 2020, our restricted cash and cash equivalents decreased by $140 thousand, or 6.8%, to $1.9 million, from $2 million as of December 31, 2019. The decrease is the net result of the withdrawal of collateral deposit on expiry of contract during the year and collateral deposits made during the year ended December 31, 2020.

Investments. As of December 31, 2020, our total investments increased by $95 thousand, or 13.7%, to $787 thousand, from $692 thousand as of December 31, 2019. The increase is primarily a result of net purchase of equity securities during the year ended December 31, 2020.

Reserve for Losses and Loss Adjustment Expenses. As of December 31, 2020, there was no change in reserve for losses and loss adjustment expenses from December 31, 2019. The reserve remained at $0 due to the fact that there were no significant events and no reported claims in the year to necessitate a reserve.

Notes Payable. As of December 31, 2020, our notes payable decreased to $216 thousand, from $600 thousand at December 31, 2019. The decrease is the net result of the redemption of Series 2019-1 participating notes coupled with issuance of Series 2020-1 participating notes by our reinsurance sidecar subsidiary, Oxbridge Re NS, during the year ended December 31, 2020.

Unearned Premiums Reserve. As of December 31, 2020, our unearned premiums reserve decreased by $29 thousand, or 6.6%, to $411 thousand, from $440 at December 31, 2019. The decrease is due wholly to the recognition of premium income on in-force reinsurance contracts during the year ending December31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

General

We are organized as a holding company and provide administrative and management services to our subsidiaries. Our insurance operations are conducted through our reinsurance subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS which underwrites risks associated with our property and casualty reinsurance programs. We have minimal continuing cash needs at the holding company level, with such expenses principally being related to the payment of administrative expenses, and shareholder dividends, if any. There are restrictions on Oxbridge Reinsurance Limited’s and Oxbridge Re NS’ ability to pay dividends which are described in more detail below.

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

As of December 31, 2020, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no plans to issue debt and expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to Cayman Islands regulatory constraints that affect their ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for each subsidiary is $500. As of December 31, 2020, Oxbridge Reinsurance Limited and Oxbridge Re NS exceeded the minimum required. By law, Oxbridge Reinsurance Limited and Oxbridge Reinsurance NS are restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing and financing activities for the years ended December 31, 2020 and 2019 are summarized below.

Cash Flows for the Year ended December 31, 2020 (in thousands)

Net cash used in operating activities for the year ended December 31, 2020 totaled $267, which consisted primarily of cash received from investments and net written premiums less cash disbursed for operating expenses. Net cash provided by investing activities of $111 was primarily due to the net proceeds from sale of equity securities. Net cash used in financing activities totaled $384 which is the net result of redemption of Series 2019-1 participating notes and proceeds on issuance of Series 2020-1 participating notes.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

As at December 31, 2020 we had no reserves for loss and loss adjustment expenses due to no significant events occurring during the year and no reported claims on contract in force. See Note 7 to the consolidated financial statements.

Our reserving methodology does not lend itself well to a statistical calculation of a range of estimates surrounding the best point estimate of our reserve for loss and loss adjustment expense. Due to the low frequency and high severity nature of claims within much of our business, our reserving methodology principally involves arriving at a specific point estimate for the ultimate expected loss on a contract-by-contract basis, and our aggregate loss reserves are the sum of the individual loss reserves established.

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

ITEM 8
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 46 of this Annual Report on Form 10-K.

ITEM 9
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K (December 31, 2020). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B
OTHER INFORMATION

None.

PART III

ITEM 10
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than the information regarding our code of ethics set forth below, the information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after December 31, 2020.

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

ITEM 11
EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after December 31, 2020.

ITEM 12
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after December 31, 2020.

ITEM 13
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after December 31, 2020.

ITEM 14
PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after December 31, 2020.

PART IV

ITEM 15
EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)
Documents Filed as Part of the Report

The Consolidated Financial Statements, other financial information, financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 46 of this Annual Report on Form 10-K.

(b)
Exhibits

Reference is made to the separate exhibit index contained on pages 43 through 44 filed herewith.

(c)   Financial Statement Schedules

The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 46 of this Annual Report on Form 10-K.

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

4.3
Amendment #1 to Warrant Agreement between Oxbridge Re Holdings Limited and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed on November 19, 2019) (Commission File No. 1-36346).

4.4
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.5 to Oxbridge Re Holdings Limited’s Annual Report on Form 10-K filed on March 23, 2020) (Commission File No. 1-36346).

10.1#	Lease between The Tropical Building Corporation and Oxbridge Re Holdings Limited dated January 04, 2019 for office space at Suite 201, 42 Edward Street, George Town, Grand Cayman.
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

21
List of Subsidiaries of Oxbridge Re Holdings Limited (incorporated by reference to Exhibit 21.1 to Oxbridge Re Holdings Limited's Annual Report on Form 10-K filed March 13, 2019) (Commission File No. 1-36346).

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
101
The following materials from Oxbridge Re Holdings Limited’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements.

* Indicates a management contract or compensatory plan or arrangement.
# Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

By	/s/ JAY MADHU
Jay Madhu
Chief Executive Officer and President (Principal Executive Officer)

Date:	March 30, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 30, 2021 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ WRENDON TIMOTHY	/s/ JAY MADHU
Wrendon Timothy Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	Jay Madhu Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ MAYUR PATEL	/s/ KRISHNA PERSAUD
Mayur Patel Director	Krishna Persaud Director

/s/ RAY CABILLOT
Ray Cabillot Director

Index to Consolidated Financial Statements and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors
Oxbridge Re Holdings Limited
Grand Cayman, Cayman Islands:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Oxbridge Re Holdings Limited and Subsidiaries (the "Company"), as of December 31, 2020 and 2019 and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for the years then ended and the related notes and the financial statement schedules (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

To the Shareholders and the Board of Directors
Oxbridge Re Holdings Limited
Page Two

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Reserve for Loss and Loss Adjustment Expenses
At December 31, 2020, the Company had no reserve for loss and loss adjustment expenses. As described in Notes 2 and 7 of the consolidated financial statements, reserve for loss and loss adjustment expense is determined based on the claims reported by the Company's ceding insurers and for losses incurred but not reported ("IBNR"). Management uses the assistance of an independent actuary (the "Actuary") to determine the estimated reserve for loss and loss adjustment expenses. Inherent in the estimate of ultimate loss and loss adjustment expenses for the property and casualty, including catastrophe events, are the uncertainties of future expected trends in claim severity and frequency which may vary significantly as claims are settled. The uncertainties are primarily due to the preliminary nature of the information, the lapse of time to receive the reporting of the claims and the ultimate settlement of the claims, the diversity of development patterns among different types of reinsurance treaties, and the reliance on the cedents and brokers for information regarding claims. In particular, the estimate of ultimate loss and loss adjustment expenses is sensitive to significant assumptions including the initial expected loss ratio, paid and incurred loss development factors, the selection and weighting of the principal actuarial methods applied to project the ultimate losses, and the estimate of the ultimate loss for a catastrophe event.

Auditing management's estimate of reserve for loss and loss adjustment expenses is complex and involves a high degree of subjectivity in evaluating management’s methods and assumptions used in determining the loss and loss adjustment expenses which includes the valuation of the IBNR reserves.

Addressing the matter involved performing audit procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included obtaining an understanding of, and testing over, the Company's estimation process, including the use of the Actuary. Performing these procedures involved testing the completeness and accuracy of data provided by management to the Actuary. Our audit procedures also included, among others, agreeing the key contract terms to the terms used in the reserve calculation (including coverage basis and years of coverage) and agreeing samples of outstanding loss reserves and paid losses to original source documentation.

/s/ HACKER, JOHNSON & SMITH PA
We have served as the Company's auditor since 2013.
Tampa, Florida
March 30, 2021

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Balance Sheets
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At December 31,
	2020	2019
Assets
Equity securities, at fair value (cost : $965 and $715)	787	692
Cash and cash equivalents	5,562	5,962
Restricted cash and cash equivalents	1,914	2,054
Accrued interest and dividend receivable	1	12
Premiums receivable	464	506
Deferred policy acquisition costs	45	48
Operating lease right-of-use assets	222	133
Prepayment and other assets	75	79
Property and equipment, net	13	9
Total assets	$9,083	9,495

Liabilities and Shareholders’ Equity
Liabilities:
Notes payable	216	600
Unearned premiums reserve	411	440
Operating lease liabilities	222	133
Accounts payable and other liabilities	209	279
Total liabilities	1,058	1,452

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 5,733,587 shares issued and outstanding)	6	6
Additional paid-in capital	32,294	32,262
Accumulated Deficit	(24,275)	(24,225)
Total shareholders’ equity	8,025	8,043
Total liabilities and shareholders’ equity	$9,083	9,495

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Operations
(expressed in thousands of U.S. Dollars, except per share amounts)

	Years Ended December 31,
	2020	2019
Revenue
Assumed premiums	$864	1,057
Change in unearned premiums reserve	29	(440)

Net premiums earned	893	617
Net investment and other income	102	230
Net realized investment gain	374	3
Change in fair value of equity securities	(155)	25
Net gain on commutation	-	106

Total revenue	1,214	981

Expenses
Policy acquisition costs and underwriting expenses	98	64
General and administrative expenses	1,028	1,067

Total expenses	1,126	1,131

Income/(Loss) before underwriting income attributable to noteholders	88	(150)

Underwriting income attributable to noteholders	(138)	(155)

Net loss	$(50)	(305)

Loss per share
Basic and Diluted	$(0.01)	(0.05)

Weighted-average shares outstanding
Basic and Diluted	5,733,587	5,733,587

Dividends paid per share	$-	-

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(expressed in thousands of U.S. Dollars)

	Years Ended December 31,
	2020	2019
Net loss	$(50)	(305)
Other comprehensive loss:
Change in unrealized loss on investments:
Unrealized gain arising during the year	-	1
Reclassification adjustment for net realized investment gains included in net loss	-	(3)

Net change in unrealized loss	-	(2)

Total other comprehensive loss	-	(2)

Comprehensive loss	$(50)	(307)

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows
 (expressed in thousands of U.S. Dollars)

	Years ended December 31
	2020	2019
Operating activities
Net loss	$(50)	(305)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	32	36
Depreciation and amortization	10	10
Net realized investment gains	(374)	(3)
Change in fair value of equity securities	155	(25)
Change in operating assets and liabilities:
Accrued interest and dividend receivable	11	3
Premiums receivable	42	(506)
Deferred policy acquisition costs	3	(48)
Prepayment and other assets	4	(5)
Reserve for losses and loss adjustment expenses	-	(4,108)
Unearned premiums reserve	(29)	440
Accounts payable and other liabilities	(70)	140

Net cash used in operating activities	$(266)	(4,371)

Investing activities
Purchase of equity securities	(2,592)	(505)
Proceeds from sale of fixed-maturity securities	-	994
Proceeds from sale of equity securities	2,716	-
Purchase of property and equipment	(14)	(1)

Net cash provided by investing activities	$110	488

Financing activities
Proceeds on issuance of notes payable	216	600
Redemption of notes payable	(600)	-

Net cash (used in) /provided by financing activities	$(384)	600

(continued)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
 (expressed in thousands of U.S. Dollars)

	Years ended December 31
	2020	2019
Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the year	(540)	(3,283)
Balance at beginning of year	8,016	11,299

Balance at end of year	$7,476	8,016

Supplemental disclosure of cash flow information
Interest paid	$-	-
Income taxes paid	$-	-

Non-cash investing activities
Net change in unrealized loss on securities available for sale	$-	(2)
Operating lease right-of-use assets	$169	155
Operating lease liabilities	$169	149

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
Years ended December 31, 2020 and 2019
 (expressed in thousands of U.S. Dollars, except per share amounts)

	Ordinary Share Capital		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance at December 31, 2018	5,733,587	6	32,226	(23,920)	2	8,314
Net loss for the year	-	-	-	(305)	-	(305)
Share-based compensation	-	-	36	-	-	36
Total other comprehensive loss	-	-	-	-	(2)	(2)
Balance at December 31, 2019	5,733,587	6	32,262	(24,225)	-	8,043

Net loss for the year	-	-	-	(50)	-	(50)
Share-based compensation	-	-	32	-	-	32
Balance at December 31, 2020	5,733,587	6	32,294	(24,275)	-	8,025

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

2.
SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates: In preparing the consolidated financial statements, management was required to make certain estimates and assumptions that affect the reported amounts of the consolidated assets, liabilities, revenues, expenses and related disclosures at the financial reporting date and throughout the periods being reported upon. Certain of the estimates result from judgments that can be subjective and complex and consequently actual results may differ from these estimates, which would be reflected in future periods. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the reserve for losses and loss adjustment expenses, which include amounts estimated for claims incurred but not yet reported. The Company uses various assumptions and actuarial data it believes to be reasonable under the circumstances to make these estimates. In addition, accounting policies specific to valuation of investments and loss experience refund payable involve significant judgments and estimates material to the Company’s consolidated financial statements. Although considerable variability is likely to be inherent in these estimates, management believes that the amounts provided are reasonable.

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

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At December 31, 2020, the DAC was considered fully recoverable and no premium deficiency loss was recorded.

Property and equipment:  Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the years ended December 31, 2020 and 2019, there were no impairments in property and equipment.

Allowance for uncollectible receivables: Management evaluates credit quality by evaluating the exposure to individual counterparties; where warranted management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized in operations in the year in which they are determined. At December 31, 2020, no receivables were determined to be overdue or impaired, and accordingly, no allowance for uncollectable receivables has been established.

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

Unearned Premiums Ceded: The Company may reduce the risk of future losses on business assumed by reinsuring certain risks and exposures with other reinsurers (retrocessionaires). The Company remains liable to the extent that any retrocessionaire fails to meet its obligations and to the extent that the Company does not hold sufficient security for their unpaid obligations.

Ceded premiums are written during the period in which the risk incept and are expensed over the contract period in proportion to the period of protection. Unearned premiums ceded consist of the unexpired portion of the reinsurance obtained. There were no unearned premiums ceded at December 31, 2020 and 2019.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

2.
SIGNIFICANT ACCOUNTING POLICIES (continued)

Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at December 31, 2020.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

3.
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	December 31,
	2020	2019
	(in thousands)

Cash on deposit	$3,560	$3,456
Cash held with custodians	2,002	2,506
Restricted cash held in trust	1,914	2,054
Total	$7,476	$8,016

Cash and cash equivalents are held by large and reputable counterparties in the United States of America and in the Cayman Islands. Restricted cash held in trust is custodied with Truist Bank, f/k/a SunTrust Bank and is held in accordance with the Company’s trust agreements with the ceding insurers and trustees, which require that the Company provide collateral having a market value greater than or equal to the limit of liability, less unpaid premium.

4.
INVESTMENTS

The Company from time to time invests in fixed-maturity securities and equity securities, with its fixed-maturity securities classified as available-for-sale. At December 31, 2020 and December 31, 2019, the Company did not hold any available-for-sale securities.

Proceeds received, and the gross realized gains and losses from sales of available-for-sale fixed-maturity securities, and equity securities, for the years ended December 31, 2020 and 2019 are as follows:

	Gross proceeds from sales	Gross Realized Gains	Gross Realized Losses
	($ in thousands)

Year ended December 31, 2020
Equity securities	$2,716	$377	$(3)

Year ended December 31, 2019
Available-for-sale fixed-maturity securities	$994	$3	$-

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

4.
INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2020 and 2019:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2020	($ in thousands)
Financial Assets:
Cash and cash equivalents	$5,562	$-	$-	$5,562

Restricted cash and cash equivalents	$1,914	$-	$-	$1,914

Equity securities	$787	$-	$-	$787

Total	$8,263	$-	$-	$8,263

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2019	($ in thousands)
Financial Assets:
Cash and cash equivalents	$5,962	$-	$-	$5,962

Restricted cash and cash equivalents	$2,054	$-	$-	$2,054

Eequity securities	$692	$-	$-	$692

Total	$8,708	$-	$-	$8,708

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

6.
VARIABLE INTEREST ENTITIES

Oxbridge Re NS. On December 22, 2017, the Company established Oxbridge Re NS, a Cayman domiciled and licensed special purpose insurer, formed to provide additional collateralized capacity to support Oxbridge Reinsurance Limited’s reinsurance business. In respect of the debt issued by Oxbridge Re NS to investors, Oxbridge Re NS has entered into a retrocession agreement with Oxbridge Reinsurance Limited effective June 1, 2020. Under this agreement, Oxbridge Re NS receives a quota share of Oxbridge Reinsurance Limited’s catastrophe business. Oxbridge Re NS is a non-rated insurer and the risks have been fully collateralized by way of funds held in trust for the benefit of Oxbridge Reinsurance Limited. Oxbridge Re NS is able to provide investors with access to natural catastrophe risk backed by the distribution, underwriting, analysis and research expertise of Oxbridge Re.

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
VARIABLE INTEREST ENTITIES (continued)

Notes Payable to Series 2020-1 noteholders

Oxbridge Re NS entered into a retrocession agreement with Oxbridge Reinsurance Ltd on June 1, 2020 and issued $216 thousand of participating notes which provides quota share support for Oxbridge Re’s property catastrophe excess of loss reinsurance business. The participating notes have been assigned Series 2020-1 and are due to mature on June 1, 2023. None of the participating notes were redeemed during the year ending December 31, 2020.

The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the year ended December 31, 2020 was $60,000 and are included within accounts payable and other liabilities at December 31, 2020.

Notes Payable to Series 2019-1 noteholders

Oxbridge Re NS entered into a retrocession agreement with Oxbridge Reinsurance Ltd on June 1, 2019 and issued $600 thousand of participating notes which provides quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. The participating notes have been assigned Series 2019-1 and were due to mature on June 1, 2022. However, the participating notes were all redeemed during the period ending June 30, 2020.

The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the year ended December 31, 2020 and December 31, 2019 was $78,000 and $155,000 respectively. The income attributable to the participating notes noteholders for the year ended December 31, 2019 were included within accounts payable and other liabilities at December 31, 2019.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

7.
RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table summarizes the Company’s loss and loss adjustment expenses (“LAE”) and the reserve for loss and LAE reserve movements for the years ended December 31, 2020 and 2019

	Year ended
	December 31,
	2020	2019
	($ in thousands)

Gross balance, beginning of year	$-	4,108
Incurred, net of reinsurance, related to:
Current year	-	-
Prior year 1	-	(106)
Total incurred	-	(106)
Paid related to:
Current year	-	-
Prior year	-	(4,002)
Total paid	-	(4,002)
Balance, end of year	$-	-

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

7.
RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (continued)

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

7.
RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (continued)

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

There were no significant changes in the actuarial methodology or assumptions relating to the Company’s reserve for loss and loss adjustment expenses for the year ended December 31, 2020 or 2019.

Claims Development Tables, IBNR Reserves and Claims Frequency

The following table discloses information about the Company’s incurred and paid claims development as of December 31, 2020, as well as cumulative claim frequency and the total of incurred-but-not-reporting and expected development on reported claims included within the net incurred claims amounts. A claim is defined as a reported loss from a cedant on an excess-of-loss reinsurance contract arising from a loss event for which the Company records a paid loss or case reserve. The Company operates a single business segment, being property catastrophe reinsurance.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

7.
RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (continued)

Property Catastrophe Reinsurance
(in thousands)							As of

	Incurred Losses and Loss Adjustment Expenses						December 31, 2020

							Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
							(dollars in thousands)
Accident Year		2016	2017	2018	2019	2020
2016		$14,775	$18,801	$17,795	$17,689	$17,689	$-	5
2017			$38,401	$38,401	$38,401	$38,401	$-	8
2018				$10,000	$10,000	$10,000	$-	2
2019					$-	$-	$-	-
2020						$-
Total						$66,090	$-

	Cumulative Paid Losses and Loss Adjustment Expenses

	For the Years Ended December 31,
	(in thousands)
Accident Year		2016	2017	2018	2019	2020
2016		$6,073	$16,073	$17,687	$17,689	$17,689
2017			$36,293	$38,401	$38,401	$38,401
2018				$6,000	$10,000	$10,000
2019					$-	$-
2020						$-
Total						$66,090
Reserve for loss and loss adjustment expenses at December 31, 2020, net of reinsurance						$-

The following table shows the historical average annual percentage payout of claims at December 31, 2020.

Average Annual Percentage Payout of Incurred Claims by Age

Years	1	2	3	4	5

Property Catastrophe Reinsurance	62.9%	34.0%	9.1%	0.0%	0.0%

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

8.
LOSS PER SHARE

A summary of the numerator and denominator of the basic and diluted loss per share is presented below (dollars in thousands except per share amounts):

	Years ended December 31
	2020	2019

Numerator:
Net loss	$(50)	(305)

Denominator:
Weighted average shares - basic	5,733,587	5,733,587
Effect of dilutive securities - Stock options	-	-
Shares issuable upon conversion of warrants	-	-
Weighted average shares - diluted	5,733,587	5,733,587
Loss per share - basic	$(0.01)	(0.05)
Loss per share - diluted	$(0.01)	(0.05)

For the years ended December 31, 2020 and December 31, 2019, options to purchase 540,000 ordinary shares were anti-dilutive due to net loss during the years presented. For the years ended December 31, 2020 and 2019, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive due to net loss during the years presented.

GAAP requires the Company to use the two-class method in computing basic loss per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted earnings per share during the years ended December 31, 2020 and 2019.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

9.
WARRANTS

There were 8,230,700 warrants outstanding at December 31, 2020 and 2019. One warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per share on or before March 26, 2024. The Company at its option may cancel the warrants in whole or in part, provided that the closing price per ordinary share has exceeded $9.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period. No warrants were exercised during the years ended December 31, 2020 and 2019.

10.
DIVIDENDS

As of December 31, 2020, none of the Company’s retained earnings were restricted from payment of dividends to the company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in its subsidiaries, a dividend from the subsidiaries would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement.

11.
SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. At December 31, 2020, there were 400,000 shares available for grant under the Plan.

Stock options

Stock options granted and outstanding under the Plan vests quarterly over four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the years ended December 31, 2020 and 2019 is as follows (option amounts not in thousands):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2019	250,000	$6.01
Granted	290,000	$2.00
Outstanding at December 31, 2019	540,000	$3.86	7.4 years
Outstanding at December 31, 2020	540,000	$3.86	6.4 years	$-
Exercisable at December 31, 2020	395,000	$4.54	5.8 years	$-

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

11.
SHARE-BASED COMPENSATION (continued)

Compensation expense recognized for the years ended December 31, 2020 and 2019 totaled $33,000 and $36,000, respectively, and is included in general and administrative expenses. At December 31, 2020 and 2019, there was approximately $53,000 and $86,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of twenty-four (24) months.

No options were granted during the year ended December 31, 2020. During the year ended December 31, 2019, 290,000 options were granted with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

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

During the year ended December 31, 2020 and 2019, the Company did not grant any restricted stock. At December 31, 2020 and 2019, there were no unvested restricted stock.

12.
NET WORTH FOR REGULATORY PURPOSES

The subsidiaries are subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of their respective licenses, Oxbridge Reinsurance Limited and Oxbridge Re NS are required to maintain a minimum and prescribed capital requirement of $500 in accordance with the relevant subsidiary’s approved business plan filed with CIMA.

At December 31, 2020, the Oxbridge Reinsurance Limited’s net worth of $775 thousand exceeded the minimum and prescribed capital requirement. For the years ended December 31, 2020 and 2019, Oxbridge Reinsurance Ltd.’s net loss was approximately $658 thousand and $817 thousand, respectively.

At December 31, 2020, the Oxbridge Re NS’ net worth of $152 thousand exceeded the minimum and prescribed capital requirement. For the years ended December 31, 2020 and 2019, Oxbridge Re NS’ net income was approximately $47 thousand and $86 thousand, respectively.

The Subsidiaries are not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiaries' GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of December 31, 2020 or for the year then ended.

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

Concentration of underwriting risk

A substantial portion of the Company’s current reinsurance business ultimately relates to the risks of a limited number of entities; accordingly, the Company’s underwriting risks are not diversified.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

14.
LEASES

We adopted ASU 2016-02, Leases on January 1, 2019, which resulted in the recognition of operating leases on the consolidated balance sheets in 2019 and forward. Right-of-use assets and lease liabilities are disclosed as line items in the consolidated balance sheets. We determine if a contract contains a lease at inception and recognize operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments at the commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Lease agreements that have lease and non-lease components, are accounted for as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

The Company has two operating lease obligations namely for the Company’s office facilities located at Suite 201, 42 Edward Street Grand Cayman, Cayman Islands and residential space at Turnberry Villas in Grand Cayman, Cayman Islands. The office lease has a remaining lease term of approximately 38 months and includes an option to extend the lease. Under the terms of the lease, the Company also has the right to terminate the lease after thirty-six (36) months upon giving appropriate notice in writing to the Lessor. The residential lease has a remaining lease term of approximately 24 months.

The components of lease expense and other lease information as of and during the year ended December 31, 2020 are as follows:

	Year	Year
(in thousands)	Ended December 31, 2020	Ended December 31, 2019
Operating Lease Cost (1)	$94	$85

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$96	$93

(1) Includes short-term leases

(in thousands)	At December 31, 2020	At December 31, 2019
Operating lease right-of-use assets	$222	$133

Operating lease liabilities	$222	$133

Weighted-average remaining lease term - operating leases	2.58 years	4.17 years

Weighted-average discount rate - operating leases	5.29%	6.5%

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

14.
LEASES (continued)

Future minimum lease payments under non-cancellable leases as of December 31, 2020, reconciled to our discounted operating lease liability presented on the consolidated balance sheets are as follows:

(in thousands)	At December 31, 2020	At December 31, 2019
Remainder of 2020	$-	$36
2021	96	36
2022	97	37
2023	40	37
Thereafter	6	6
Total future minimum lease payments	$239	$152

Less imputed interest	(17)	(19)
Total operating lease liabilities	$222	133

15.
RELATED PARTY TRANSACTIONS

During the year ending December 31, 2020, Mr. Jay Madhu, a director and officer of the Company and its subsidiaries invested $68 thousand in Series 2020-1 participating notes and is included within notes payable in the consolidated balance sheets.

During the year ending December 31, 2019, Mr. Jay Madhu, a director and officer of the Company and its subsidiaries invested $50 thousand in Series 2019-1 participating notes, which were subsequently redeemed in June 2020.

16.
PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	At December 31,
	2020	2019

Leasehold improvements	$21	21
Furniture and Fixtures	38	38
Motor vehicle	34	21
Computer equipment and software	34	33
Total, at cost	127	113
less accumulated depreciation and amortization	(114)	(104)
Property and equipment, net	$13	9

17.  SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements. There were no other events subsequent to December 31, 2020 for which disclosure was required.

SCHEDULE I

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2020

(expressed in thousands of U.S. dollars)

Type of investment	Cost or Amortized Cost	Fair Value	Balance Sheet Value

Preferred stocks	1	2	2
Common stocks	964	785	785

Total equity securities	965	787	787

Total investments	$965	$787	787

SCHEDULE II

OXBRIDGE RE HOLDINGS LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEET - PARENT COMPANY ONLY
(expressed in thousands of U.S. Dollars)

	At December 31,
	2020	2019

Assets

Cash and cash equivalents	4,295	3,455
Equity securities	787	692
Investment in subsidiaries	927	1,538
Accrued interest and dividend receivable	-	4
Due from subsidiaries	2,061	2,394
Prepayment and other receivables	75	75
Operating lease right-of-use assets	222	133
Property and equipment, net	13	9
Total assets	$8,380	8,300

Liabilities and Shareholders’ Equity
Liabilities:
Operating lease liabilities	222	133
Accounts payable and other liabilities	133	124
Total liabilities	355	257

Shareholders’ equity:
Total shareholders’ equity	8,025	8,043
Total liabilities and shareholders’ equity	$8,380	8,300

SCHEDULE II (continued)

OXBRIDGE RE HOLDINGS LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS - PARENT COMPANY ONLY
(expressed in thousands of U.S. Dollars)

	Years Ended December 31,
	2020	2019

Revenue
Net investment income	$57	102
Change in fair value of equity securities	(155)	25
Net realized investment gain	374	-
Management fees and other income	1,313	1,357
Operating expenses	(1,028)	(1,057)
Income before equity in loss of subsidiaries	561	427
Equity in loss of subsidiaries	(611)	(732)

Net loss	$(50)	(305)

SCHEDULE II (continued)

OXBRIDGE RE HOLDINGS LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENT OF CASH - PARENT COMPANY ONLY
(expressed in thousands of U.S. Dollars)

	Years Ended December 31,
	2020	2019
Operating activities
Net loss	$(50)	(305)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of subsidiaries	611	732
Stock-based compensation	32	36
Depreciation	10	10
Net realized investment gain	(374)	-
Change in fair value of equity securities	155	(25)
Change in operating assets and liabilities:
Accrued interest and dividend receivable	4	(4)
Due from subsidiary	333	(340)
Prepayment and other receivables	-	(9)
Accounts payable and other liabilities	9	(8)

Net cash provided by operating activities	$730	87

Investing activities
Purchase of available for sale securities	(2,592)	(505)
Proceeds from sale of available for sale securities	2,716	-
Purchase of property and equipment	(14)	(1)

Net cash provided by/(used in) investing activities	$110	(506)

Net change in cash and cash equivalents	840	(419)
Cash and cash equivalents at beginning of year	3,455	3,874
Cash and cash equivalents at end of year	$4,295	3,455

SCHEDULE III

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(expressed in thousands of U.S. dollars)

Year	Segment	Deferred acquisition costs, net	Reserves for losses and loss adjustment expenses – gross	Unearned premiums – gross	Net premiums earned	Investment income (loss)	Net losses, and loss adjustment expenses	Amortization of deferred acquisition costs	Operating expenses	Gross premiums written
2020	Property & Casualty	$45	$-	$411	$893	$374	$-	$98	$1,028	$864
2019	Property & Casualty	$48	$-	$440	$617	$3	$-	$64	$1,067	$1,057

SCHEDULE IV

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
REINSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(expressed in thousands of U.S. dollars)

Year	Segment	Direct Gross Premiums	Premiums ceded to other companies	Premiums assumed from other companies	Net amount	Percentage of amount assumed to net
2020	Property & Casualty	$-	$-	$864	$864	100%
2019	Property & Casualty	$-	$-	$1,057	$1,057	100%