Form 10-Q
period 2021-03-31
OXBRIDGE RE HOLDINGS Ltd
filed 2021-05-14
CIK 1584831

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 13, 2021; 5,733,587 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Balance Sheets
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At March 31, 2021	At December 31, 2020
	(Unaudited)
Assets
Equity securities, at fair value (cost : $1,611 and $965)	$1,557	787
Cash and cash equivalents	4,629	5,562
Restricted cash and cash equivalents	2,134	1,914
Accrued interest and dividend receivable	3	1
Premiums receivable	138	464
Deferred policy acquisition costs	13	45
Operating lease right-of-use assets	200	222
Prepayment and other assets	128	75
Property and equipment, net	10	13
Total assets	$8,812	9,083

Liabilities and Shareholders’ Equity
Liabilities:
Notes payable to noteholders	216	216
Unearned premiums reserve	120	411
Operating lease liabilities	200	222
Accounts payable and other liabilities	208	209
Total liabilities	744	1,058

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 5,733,587 shares issued and outstanding)	6	6
Additional paid-in capital	32,309	32,294
Accumulated Deficit	(24,247)	(24,275)
Total shareholders’ equity	8,068	8,025
Total liabilities and shareholders’ equity	$8,812	9,083

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
  Consolidated Statements of Operations
(Unaudited)
(expressed in thousands of U.S. Dollars, except per share amounts)

	March 31,
	2021	2020

Revenue

Net premiums earned	$181	264
Net investment and other income	14	33
Net realized investment gains	-	6
Change in fair value of equity securities	124	(326)

Total revenue	319	(23)

Expenses
Policy acquisition costs and underwriting expenses	20	29
General and administrative expenses	252	246

Total expenses	272	275

Income (loss) before income attributable to noteholders	47	(298)

Income attributable to noteholders	(19)	(66)

Net income (loss)	$28	(364)

Earnings (Loss) per share
Basic and Diluted	$0.00	(0.06)

Weighted-average shares outstanding
Basic and Diluted	5,733,587	5,733,587

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
  Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Three Months Ended
	March 31,
	2021	2020

Net income (loss)	$28	(364)
Total other comprehensive income (loss)	-	-

Comprehensive income (loss)	$28	(364)

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
  Consolidated Statements of Cash Flows
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Three Months Ended
	March 31,
	2021	2020
Operating activities
Net income (loss)	$28	(364)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	15	8
Depreciation and amortization	3	2
Net realized investment gains	-	(6)
Change in fair value of equity securities	(124)	326
Change in operating assets and liabilities:
Accrued interest and dividend receivable	(2)	8
Premiums receivable	326	279
Deferred policy acquisition costs	32	29
Prepayment and other receivables	(53)	(44)
Unearned premiums reserve	(291)	(264)
Accounts payable and other liabilities	(1)	22

Net cash used in operating activities	$(67)	(4)

Investing activities
Purchase of equity securities	(648)	(846)
Proceeds from sale of equity securities	2	246
Purchase of property and equipment	-	(1)

Net cash used in investing activities	$(646)	(601)

(continued)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
 Consolidated Statements of Cash Flows, continued
(Unaudited)
(expressed in thousands of U.S. Dollars)

	Three Months Ended
	March 31,
	2021	2020

Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the period	(713)	(605)
Balance at beginning of period	7,476	8,016

Balance at end of period	$6,763	7,411

Supplemental disclosure of cash flow information
Interest paid	$-	-
Income taxes paid	$-	-
Cash paid to noteholders	$-	-

Non-cash investing activities
Operating lease right-of-use assets	$-	169
Operating lease liability	$-	169

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
 Three Months Ended March 31, 2021 and 2020
(expressed in thousands of U.S. Dollars, except share amounts)

	Ordinary Share Capital				Accumulated Other	Total
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Comprehensive Income	Shareholders' Equity

Balance at December 31, 2019	5,733,587	6	32,262	(24,225)	-	8,043
Net loss for the period	-	-	-	(364)	-	(364)
Stock-based compensation	-	-	8	-	-	8
Balance at March 31, 2020	5,733,587	6	32,270	(24,589)	-	7,687

Balance at December 31, 2020	5,733,587	6	32,294	(24,275)	-	8,025
Net income for the period	-	-	-	28	-	28
Stock-based compensation	-	-	15	-	-	15
Balance at March 31, 2021	5,733,587	6	32,309	(24,247)	-	8,068

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2021

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

(b)
Basis of Presentation and Consolidation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of March 31, 2021 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2021. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s Form 10-K, which was filed with the SEC on March 30, 2021.

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
March 31, 2021

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2021

2.
SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At March 31, 2021, the DAC was considered fully recoverable and no premium deficiency loss was recorded.

Property and equipment:  Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated and amortized, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the three-month periods ended March 31, 2021 and 2020, there were no impairments in property and equipment.

Allowance for uncollectible receivables: Management evaluates credit quality by evaluating the exposure to individual counterparties; where warranted management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized as income in the year in which they are determined. At March 31, 2021, no receivables were determined to be overdue or impaired and, accordingly, no allowance for uncollectible receivables has been established.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2021

2.
SIGNIFICANT ACCOUNTING POLICIES (continued)

Unearned Premiums Ceded: The Company from time to time reduces the risk of future losses on business assumed by reinsuring certain risks and exposures with other reinsurers (retrocessionaires). The Company remains liable to the extent that any retrocessionaire fails to meet its obligations and to the extent that the Company does not hold sufficient security for their unpaid obligations.

Ceded premiums are written during the period in which the risk incept and are expensed over the contract period in proportion to the period of protection. Unearned premiums ceded consist of the unexpired portion of the reinsurance obtained.

Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at March 31, 2021.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2021

3.
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At March 31,	At December 31,
	2021	2020
	(in thousands)

Cash on deposit	$1,961	$2,253
Cash held with custodians	2,668	3,309
Restricted cash held in trust	2,134	1,914
Total	$6,763	$7,476

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

4.
INVESTMENTS

The Company from time to time invests in fixed-maturity securities and equity securities. At March 31, 2021 and December 31, 2020, the Company did not hold any available-for-sale debt securities.

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the three months ended March 31, 2021 and 2020 were as follows:

	Gross proceeds from sales	Gross Realized Gains	Gross Realized Losses
	($ in thousands)
Three Months Ended March 31, 2021
Equity securities	$2	$-	$-

Three Months Ended March 31, 2020
Equity securities	$246	$6	$-

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2021

4.
INVESTMENTS (Continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2021 and December 31, 2020:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2021	($ in thousands)
Financial Assets:
Cash and cash equivalents	$4,629	$-	$-	$4,629

Restricted cash and cash equivalents	$2,134	$-	$-	$2,134

Total equity securities	1,557	-	-	1,557

Total	$8,320	$-	$-	$8,320

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2020	($ in thousands)
Financial Assets:
Cash and cash equivalents	$5,562	$-	$-	$5,562

Restricted cash and cash equivalents	$1,914	$-	$-	$1,914

Total equity securities	787	-	-	787

Total	$8,263	$-	$-	$8,263

There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2021 and 2020.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2021

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
March 31, 2021

6.
VARIABLE INTEREST ENTITIES (continued)

Notes Payable to Series 2020-1 noteholders

Oxbridge Re NS entered into a retrocession agreement with Oxbridge Reinsurance Ltd on June 1, 2020 and issued $216 thousand of participating notes which provides quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. The participating notes have been assigned Series 2020-1 and are due to mature on June 1, 2023. None of the participating notes were redeemed during the period ending March 31, 2021.

The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the three month ended March 31, 2021 and 2020 was $19,000 and $66,000, respectively, and are included within accounts payable and other liabilities as at March 31, 2021 and 2020, respectively. The income for the three months ended March 31, 2020, was related to Notes Payable to Series 2019-1 noteholders which were redeemed during the three months period ending June 30, 2020.

7.
RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

There were no losses and loss adjustment expenses (“LAE”) or reserves for loss and LAE reserve movements for the three-month periods ending March 31, 2021 and 2020:

When losses do occur, the reserves for losses and LAE are typically comprised of case reserves (which are based on claims that have been reported) and IBNR reserves (which are based on losses that are believed to have occurred but for which claims have not yet been reported and include a provision for expected future development on existing case reserves). The Company uses the assistance of an independent actuary in the determination of IBNR and expected future development of existing case reserves.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2021

8.
EARNINGS (LOSS) PER SHARE

A summary of the numerator and denominator of the basic and diluted loss per share is presented below (dollars in thousands except per share amounts):

	Three Months Ended
	March 31,
	2021	2020

Numerator:
Net income (loss)	$28	(364)

Denominator:
Weighted average shares - basic	5,733,587	5,733,587
Effect of dilutive securities - Stock options	-	-
Shares issuable upon conversion of warrants	-	-
Weighted average shares - diluted	5,733,587	5,733,587
Earnings (loss) per share - basic	$0.00	(0.06)
Earnings (loss) per share - diluted	$0.00	(0.06)

For the three-month period ended March 31, 2021, options to purchase 940,000 ordinary shares were anti-dilutive due to the sum of the proceeds, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary share during the period presented. For the three-month period ended March 31, 2020, options to purchase 540,000 ordinary shares were anti-dilutive due to net loss during the period presented.

For the three-month period ended March 31, 2021, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive because the exercise price of $7.50 exceeded the average market price of the Company’s ordinary share during the period presented. For the three-month period ended March 31, 20220, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive due to net loss during the period presented.

GAAP requires the Company to use the two-class method in computing basic earnings (loss) per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted earnings (loss) per share during periods of net (income) loss.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2021

9.
WARRANTS

There were 8,230,700 warrants outstanding at March 31, 2021 and December 31, 2020. One warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per share on or before March 26, 2024. The Company at its option may cancel the warrants in whole or in part, provided that the closing price per ordinary share has exceeded $9.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period. No warrants were exercised during the three-month periods ended March 31, 2021 and 2020.

10.
DIVIDENDS

As of March 31, 2021, none of the Company’s retained earnings were restricted from payment of dividends to the company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in its subsidiaries, a dividend from the subsidiaries would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement.

11.
SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company has discretion to grant equity and cash incentive awards to eligible individuals. At March 31, 2021, there were no shares available for grant under the Plan.

Stock options

Stock options granted and outstanding under the Plan vests quarterly over four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three-month periods ended March 31, 2021 and 2020 is as follows:

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2021

11.
SHARE-BASED COMPENSATION (cont’d)

	Number of	Weighted-Average	Weighted-Average	Aggregate Intrinsic
Options	Number of Price	Exercise Term	Contractual Value
Outstanding at January 1, 2021	540,000	$3.86
Granted	400,000	$6.00
Outstanding at March 31, 2021	940,000	$4.77	7.7 years	$-
Exercisable at March 31, 2021	438,125	$4.52	5.9 years	$-
Outstanding at January 1, 2020	540,000	$3.86
Outstanding at March 31, 2020	540,000	$3.86	7.1 years	$-
Exercisable at March 31, 2020	334,063	$4.92	6.2 years	$-

Compensation expense recognized for the three-month periods ended March 31, 2021 and 2020 totaled $15,000 and $8,000, respectively. Compensation expense is included in general and administrative expenses. At March 31, 2021 and 2020, there was approximately $166,000 and $78,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of thirty five (35) months.

During the three-month period ended March 31, 2021 the Company granted 400,000 options with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

2021

Expected dividend yield	0%
Expected volatility	31%
Risk-free interest rate	0.92%
Expected life (in years)	6.25
Per share grant date fair value of options issued	$0.32

At the time of the grant, the dividend yield was based on the Company’s history and expectation of dividend payouts at the time of the grant; expected volatility was based on volatility of similar companies’ common stock; the risk-free rate was based on the U.S. Treasury yield curve in effect. The Company examined its historical pattern of option exercises in an effort to determine if there were any pattern based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in the SEC’s Staff Accounting Bulletin No. 107 to determine the estimated life of options issued.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2021

12.
NET WORTH FOR REGULATORY PURPOSES

The subsidiaries are subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of their respective licenses, Oxbridge Reinsurance Limited and Oxbridge Re NS are required to maintain a minimum and prescribed capital requirement of $500 in accordance with the relevant subsidiary’s approved business plan filed with CIMA.

At March 31, 2021, the Oxbridge Reinsurance Limited’s net worth of $588 thousand exceeded the minimum and prescribed capital requirement. For the three-month periods ended March 31, 2021 and 2020, the Subsidiary’s net loss was approximately $187 thousand and $151 thousand, respectively.

At March 31, 2021, the Oxbridge Re NS’ net worth of $157 thousand exceeded the minimum and prescribed capital requirement. For the three-month periods ended March 31, 2021 and 2020, the Subsidiary’s net income was approximately $5 thousand and $24 thousand, respectively.

The Subsidiaries are not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiaries' GAAP capital, surplus and net income (loss), and its statutory capital, surplus and net income (loss) as of March 31, 2021 or for the period then ended.

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
March 31, 2021

13.
FAIR VALUE AND CERTAIN RISKS AND UNCERTAINTIES (cont’d)

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
March 31, 2021

14.
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

The Company has two operating lease obligations namely for the Company’s office facilities located at Suite 201, 42 Edward Street Grand Cayman, Cayman Islands and residential space at Turnberry Villas in Grand Cayman, Cayman Islands. The office lease has a remaining lease term of approximately 35 months and includes an option to extend the lease. Under the terms of the lease, the Company also has the right to terminate the lease after thirty-six (36) months upon giving appropriate notice in writing to the Lessor. The residential lease has a remaining lease term of approximately 21 months.

The components of lease expense and other lease information as of and during the three-month periods ended March 31, 2021 and 2020 are as follows:

	For the Three-Month Period	For the Three-Month Period
(in thousands)	Ended March 31, 2021	Ended March 31, 2020
Operating Lease Cost (1)	$24	$24

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$24	$24

(1) Includes short-term leases

(in thousands)	At March 31, 2021	At March 31, 2020
Operating lease right-of-use assets	$200	$284

Operating lease liabilities	$200	$284

Weighted-average remaining lease term - operating leases	2.37 years	3.30 years

Weighted-average discount rate - operating leases	5.37%	5.25%

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)
March 31, 2021

14.
LEASES (continued)

Future minimum lease payments under non-cancellable leases as of March 31, 2021 and December 31, 2020, reconciled to our discounted operating lease liability presented on the consolidated balance sheet are as follows:

(in thousands)	At March 31, 2021	At December 31, 2020
Remainder of 2021	$72	$96
2022	97	97
2023	39	40
Thereafter	6	6
Total future minimum lease payments	$214	$239

Less imputed interest	(14)	(17)
Total operating lease liability	$200	222

15.
RELATED PARTY TRANSACTIONS

There were no related party transactions conducted during the three-month periods ended March 31, 2021 and 2020. Except as disclosed below, at March 31, 2021 and December 31, 2020, there were no related party balances recorded in the consolidated balance sheets.

During the year ending December 31, 2020, Mr. Jay Madhu, a director and officer of the Company and its subsidiaries, invested $68 thousand in Series 2020-1 participating notes. This balance is included in notes payable at March 31, 2021 and December 31, 2020.

16.
SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements. There were no other events subsequent to March 31, 2021 for which disclosure was required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including in this Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” contained in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021. We undertake no obligation to publicly update or revise any forward -looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward -looking statements which speak only to the dates on which they were made.

GENERAL

The following is a discussion and analysis of our results of operations for the three-month periods ended March 31, 2021 and 2020 and our financial condition as of March 31, 2021 and December 31,2020. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, unless the context dictates otherwise.

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

Impact of COVID-19 on Business Operations

We reacted quickly and decisively to the COVID-19 crisis when we became aware of the potential impact on our business operations. We have continued to monitor and adjust our operations as the global pandemic unfolds. As local directives had required us to transition our operations to remote working arrangements, all functions remained fully operational with all employees having remote access to the Company's network and IT systems. Each employee was equipped with a computer and related equipment at their home to ensure access to our network and efficiency. Prior to the COVID-19 crisis we had general remote, work-from-home capabilities and had previously tested those systems. We have experienced no material disruption in our business operations. As of March 31, 2021, our operations are back to normal. However, should the situation change for the worse, we will revert to working remotely.

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

RESULTS OF OPERATIONS

The following is our consolidated statement of operations and performance ratios for the three-month periods ended March 31, 2021 and 2020 (dollars in thousands, except per share amounts):

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(expressed in thousands of U.S. Dollars, except per share and share amounts)

	Three Months Ended
	March 31,
	2021	2020

Revenue

Net premiums earned	$181	264
Net investment income	14	33
Net realized investment gains	-	6
Change in fair value of equity securities	124	(326)

Total revenue	319	(23)

Expenses
Policy acquisition costs and underwriting expenses	20	29
General and administrative expenses	252	246

Total expenses	272	275

Income (loss) before income attributable to noteholders	$47	(298)

Income attributable to noteholders	(19)	(66)

Net income (loss)	$28	(364)

Basic loss per share	$0.00	(0.06)

Diluted loss per share	$0.00	(0.06)

Weighted-average shares outstanding
Basic and Diluted	5,733,587	5,733,587

Performance ratios to net premiums earned:
Loss ratio	0.0%	0%
Acquisition cost ratio	11.0%	11.0%
Expense ratio	150.3%	104.2%
Combined ratio	150.3%	104.2%

General. Net income for the quarter ended March 31, 2020 was $28 thousand, or ($0.00) basic and diluted earnings per share compared to a net loss of $364 thousand, or ($0.06) basic and diluted loss per share, for the quarter ended March 31, 2020. The improvement is due primarily to the positive change in fair value of equity securities during the quarter ended March 31, 2021, when compared with the depressed financial markets in the prior period as a result of the COVID-19 pandemic.

Premium Income. Net premiums earned typically reflects the pro rata inclusion into income of premiums assumed (net of loss experience refund) over the life of the reinsurance contracts.

Net premiums earned for the quarter ended March 31, 2021 decreased to $181 thousand from $264 thousand for the quarter ended March 31, 2020. The decrease is due to a lower capital being deployed during the quarter ended March 31, 2021, when compared to the prior period.

Losses Incurred. There were no losses incurred during the three-month periods ending March 31, 2021 and 2020.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs and underwriting expenses for the quarter ended March 31, 2021 decreased to $20 thousand from $29 thousand for the quarter ended March 31, 2020. The decrease is wholly due to lower capital deployed during the current quarter, when compared to the prior period.

General and Administrative Expenses. General and administrative expenses for the quarter ended March 31, 2021 increased $6 thousand, to $252 thousand, from $246 thousand for the quarter ended March 31, 2020. The increase is due to expense fluctuations during the quarter.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio for the quarter ended March 31, 2021 and 2020 was 0%. This is due to no loss and loss adjustment expenses incurred in the quarters ended March 31, 2021 and 2020.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio remained consistent at 11% for both quarters ended March 31, 2021 and 2020.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and other general and administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio increased from 104.2% for the three-month period ended March 31, 2020 to 150.3% for the three-month period ended March 31, 2021. The increase is primarily to lower denominator in net premiums earned as a result of lower capital deployed during the quarter ended March 31, 2021, when compared with the prior period.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. The combined ratio increased from 104.2% for the three-month period ended March 31, 2020 to 150.3% for the three-month period ended March 31, 2021. The increase is primarily to lower denominator in net premiums earned as a result of lower capital deployed during the quarter ended March 31, 2021, when compared with the prior period.

FINANCIAL CONDITION – MARCH 31, 2021 COMPARED TO DECEMBER 31, 2020

Restricted Cash and Cash Equivalents. As of March 31, 2021, our restricted cash and cash equivalents increased by $220 thousand, or 11%, to $2.1 million, from $1.9 million as of December 31, 2020. The increase is the result of premium deposits made during the three months ended March 31, 2021.

Investments. As of March 31, 2021, our total investments increased by $770 thousand or 98% to $1.56 million, from $787 thousand as of December 31, 2020. The increase is primarily a result of purchase of equity securities during the three-month period ended March 31, 2021.

Reserve for Losses and Loss Adjustment Expenses. As of March 31, 2021, there was no change in reserve for losses and loss adjustment expenses from December 31, 2020. The reserve remained at $0 due to the fact that there were no significant events and no reported claims in the three-month period to necessitate a reserve.

Notes Payable to Noteholders. As of March 31, 2021, our notes payable remained the same at $216 thousand. These notes relate to Series 2020-1 participating notes by our reinsurance sidecar subsidiary, Oxbridge Re NS during the quarter ending June 30, 2020.

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

As of March 31, 2021, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no current plans to issue further debt, other than through additional participating notes and we expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, its subsidiaries Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for each subsidiary is $500. As of March 31, 2021, each subsidiary exceeded the minimum required. By law, each subsidiary is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing and financing activities for the three-month periods ended March 31, 2021 and 2020 are summarized below.

Cash Flows for the Three months ended March 31, 2021 (in thousands)

Net cash used in operating activities for the three months ended March 31, 2021 totaled $67, which consisted primarily of cash received and net written premiums less cash disbursed for operating expenses. Net cash used in investing activities of $646 was primarily due to the net purchases of equity securities. There was no cash used in or provided by financing activities.

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
.
OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2021, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

As of March 31, 2021, we had no reserves for loss and loss adjustment expenses due to no significant events occurring during the period and no reported claims on any contract(s) in force. See Note 7 to the consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.
Legal Proceedings

We are not currently involved in any litigation or arbitration. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

Item 1A.
Risk Factors

With the exception of the item described below, there have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Form 10-K, which was filed with the SEC on March 30, 2021.

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

101
The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: May 14, 2021	By: /s/ JAY MADHU
Jay Madhu Chief Executive Officer and President (Principal Executive Officer)

Date: May 14, 2021	By: /s/ WRENDON TIMOTHY
Wrendon Timothy Chief Financial Officer and Secretary (Principal Financial Officer and PrincipalAccounting Officer)