Form 10-Q
period 2021-06-30
OXBRIDGE RE HOLDINGS Ltd
filed 2021-08-16
CIK 1584831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 1-36346

OXBRIDGE RE HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)
Cayman Islands	98-1150254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 201 42 Edward Street, GeorgetownP.O. Box 469 Grand Cayman, Cayman Islands KY	KY1-9006
(Address of principal executive offices)	(Zip Code)

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

As of August 16, 2021; 5,733,587 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At June 30, 2021	At December 31, 2020
	(Unaudited)
Assets
Equity securities, at fair value (cost : $1,022 and $965)	$790	787
Cash and cash equivalents	7,621	5,562
Restricted cash and cash equivalents	345	1,914
Accrued interest and dividend receivable	-	1
Premiums receivable	911	464
Related party note receivable	177	-
Deferred policy acquisition costs	102	45
Operating lease right-of-use assets	179	222
Prepayment and other assets	127	75
Property and equipment, net	8	13
Total assets	$10,260	9,083

Liabilities and Shareholders’ Equity
Liabilities:
Notes payable to noteholders	216	216
Unearned premiums reserve	930	411
Operating lease liabilities	179	222
Accounts payable and other liabilities	404	209
Total liabilities	1,729	1,058

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 5,733,587 shares issued and outstanding)	6	6
Additional paid-in capital	32,324	32,294
Accumulated Deficit	(23,799)	(24,275)
Total shareholders’ equity	8,531	8,025
Total liabilities and shareholders’ equity	$10,260	9,083

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

 Consolidated Statements of Operations

(Unaudited)

(expressed in thousands of U.S. Dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue
Assumed premiums	$1,014	864	904	864
Change in unearned premiums reserve	(809)	(729)	(518)	(464)

Net premiums earned	205	135	386	400
Net investment and other income	23	25	38	57
Net realized investment gains	755	320	755	326
Change in fair value of equity securities	(178)	2	(54)	(324)

Total revenue	805	482	1,125	459

Expenses
Policy acquisition costs and underwriting expenses	22	15	42	44
General and administrative expenses	312	282	565	528

Total expenses	334	297	607	572

Income (Loss) before income attributable to noteholders	471	185	518	(113)

Income attributable to noteholders	(23)	(20)	(42)	(86)

Net income (loss)	$448	165	476	(199)

Earnings (Loss) per share
Basic and Diluted	$0.08	0.03	0.08	(0.03)

Weighted-average shares outstanding
Basic and Diluted	5,733,587	5,733,587	5,733,587	5,733,587

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

 Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net income (loss)	$448	165	476	(199)
Other comprehensive loss:
Total other comprehensive loss	-	-	-	-

Comprehensive income (loss)	$448	165	476	(199)

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

 Consolidated Statements of Cash Flows

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Six Months Ended
	June 30,
	2021	2020
Operating activities
Net income (loss)	$476	(199)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	30	16
Depreciation and amortization	5	3
Net realized investment gains	(755)	(326)
Change in fair value of equity securities	54	324
Change in operating assets and liabilities:
Accrued interest and dividend receivable	1	11
Premiums receivable	(447)	(417)
Related party note receivable	(177)	-
Deferred policy acquisition costs	(57)	(52)
Prepayment and other assets	(52)	(29)
Unearned premiums reserve	519	465
Accounts payable and other liabilities	195	(120)

Net cash used in operating activities	$(208)	(324)

Investing activities
Purchase of equity securities	(648)	(2,390)
Proceeds from sale of equity securities	1,346	2,135
Purchase of property and equipment	-	(13)

Net cash provided by/(used in) investing activities	$698	(268)

Financing activities
Proceeds on issuance of notes	-	216
Redemption of notes	-	(600)

Net cash used in financing activities	$-	(384)

	(continued)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

 Consolidated Statements of Cash Flows, continued

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Six Months Ended
	June 30,
	2021	2020

Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the period	490	(976)
Balance at beginning of period	7,476	8,016

Balance at end of period	$7,966	7,040

Non-cash investing activities
Operating lease right-of-use assets	$-	169
Operating lease liability	$-	169

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

 Three and Six Months Ended June 30, 2021 and 2020

(expressed in thousands of U.S. Dollars, except share amounts)

	Ordinary Share Capital		Additional Paid-in	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2019	5,733,587	6	32,262	(24,225)	8,043
Net loss for the period	-	-	-	(364)	(364)
Stock-based compensation	-	-	8	-	8
Balance at March 31, 2020	5,733,587	6	32,270	(24,589)	7,687
Net income for the period	-	-	-	165	165
Stock-based compensation	-	-	8	-	8
Balance at June 30, 2020	5,733,587	6	32,278	(24,424)	7,860

Balance at December 31, 2020	5,733,587	6	32,294	(24,275)	8,025
Net income for the period	-	-	-	28	28
Stock-based compensation	-	-	15	-	15
Balance at March 31, 2021	5,733,587	6	32,309	(24,247)	8,068
Net income for the period	-			448	448
Stock-based compensation	-		15	-	15
Balance at June 30, 2021	5,733,587	6	32,324	(23,799)	8,531

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2021

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

(b) Basis of Presentation and Consolidation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of June 30, 2021 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2021. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s Form 10-K, which was filed with the SEC on March 30, 2021.

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

June 30, 2021

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

June 30, 2021

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value measurement (cont’d)

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

Deferred policy acquisition costs (“DAC”):  Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At June 30, 2021, the DAC was considered fully recoverable and no premium deficiency loss was recorded.

Property and equipment:  Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the three and six-month periods ended June 30, 2021 and 2020, there were no impairments in property and equipment.

Allowance for uncollectible receivables:  Management evaluates credit quality by evaluating the exposure to individual counterparties; where warranted management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful.  Adjustments to previous assessments are recognized in operations in the year in which they are determined. At June 30, 2021, no receivables were determined to be overdue or impaired, and accordingly, no allowance for uncollectable receivables has been established.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2021

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

June 30, 2021

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

Uncertain income tax positions:  The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority.  The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at June 30, 2021.

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

Stock-Based Compensation: The Company accounts for stock-based compensation under the fair value recognition provisions of GAAP which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors, including stock options and restricted stock issuances based on estimated fair values. The Company measures compensation for restricted stock based on the price of the Company’s ordinary shares at the grant date. Determining the fair value of stock options at the grant date requires significant estimation and judgment. The Company uses an option-pricing model (Black-Scholes option pricing model) to assist in the calculation of fair value for stock options. When estimating the expected volatility, the Company takes into consideration the historical volatility of entities similar to itself. The Company considers factors such as an entity's industry, stage of life cycle, size and financial leverage when selecting similar entities. The Company may use a sample peer group of companies in the reinsurance industry and/or the Company’s own historical volatility in determining the expected volatility. Additionally, the Company uses the guidance in the SEC’s Staff Accounting Bulletin No. 107 to determine the estimated life of options issued and has assumed no forfeitures during the life of the options.

The Company uses the straight-line attribution method for all grants that include only a service condition. Compensation expense related to all awards is included in general and administrative expenses.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2021

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Reclassifications: Any reclassifications of prior period amounts have been made to conform to the current period presentation.

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At June 30,	At December 31,
	2021	2020
	(in thousands)

Cash on deposit	$3,588	$2,253
Cash held with custodians	4,033	3,309
Restricted cash held in trust	345	1,914
Total	$7,966	$7,476

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2021

4. INVESTMENTS

The Company from time to time invests in fixed-maturity securities and equity securities. At June 30, 2021 and December 31, 2020, the Company did not hold any available-for-sale debt securities.

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the three and six months ended June 30, 2021 and 2020 were as follows:

	Gross	Gross	Gross
	proceeds	Realized	Realized
	from sales	Gains	Losses
	($ in thousands)

Three Months Ended June 30, 2021
Equity securities	$1,344	$755	$-

Six Months Ended June 30, 2021
Equity securities	$1,346	$755	$-

Three Months Ended June 30, 2020
Equity securities	$1,889	$320	$-

Six Months Ended June 30, 2020
Equity securities	$2,135	$326	$-

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2021 and December 31, 2020:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2021	($ in thousands)
Financial Assets:
Cash and cash equivalents	$7,621	$-	$-	$7,621

Restricted cash and cash equivalents	$345	$-	$-	$345

Related party note receivable	$177	$-	$-	$177

Total equity securities	790	-	-	790

Total	$8,933	$-	$-	$8,933

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2021

4. INVESTMENTS (cont’d)

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

June 30, 2021

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

June 30, 2021

6. VARIABLE INTEREST ENTITIES (cont’d)

Notes Payable to Series 2020-1 noteholders

Oxbridge Re NS entered into a retrocession agreement with Oxbridge Reinsurance Ltd on June 1, 2020 and issued $216 thousand of participating notes which provides quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. The participating notes have been assigned Series 2020-1 and are due to mature on June 1, 2023. None of the participating notes were redeemed during the three and six-month periods ending June 30, 2021.

The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the three and six months ended June 30, 2021 was $23,000 and $42,000, respectively, and are included within accounts payable and other liabilities as at June 30, 2021. The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the three and six months ended June 30, 2020 was $20,000 and $86,000 respectively, and are included within accounts payable and other liabilities as at June 30, 2020.  The income for the three and six months ended June 30, 2020, was related to Notes Payable to Series 2019-1 noteholders which were redeemed during the three months period ending June 30, 2020.

7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

There were no losses and loss adjustment expenses (“LAE”) or reserves for loss and LAE reserve movements for the three and six-month periods ending June 30, 2021 and 2020:

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2021

8. EARNINGS (LOSS) PER SHARE

A summary of the numerator and denominator of the basic and diluted loss per share is presented below (dollars in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Numerator:
Net earnings (loss)	$448	165	$476	(199)

Denominator:
Weighted average shares - basic	5,733,587	5,733,587	5,733,587	5,733,587
Effect of dilutive securities - Stock options	-	-	-	-
Shares issuable upon conversion of warrants	-	-	-	-
Weighted average shares - diluted	5,733,587	5,733,587	5,733,587	5,733,587
Earnings (loss) per share - basic	$0.08	0.03	$0.08	(0.03)
Earnings (loss) per share - diluted	$0.08	0.03	$0.08	(0.03)

For the three and six-month periods ended June 30, 2021, options to purchase 940,000 ordinary shares were anti-dilutive due to the sum of the proceeds, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary share during the periods presented. For the three-month period ended June 30, 2020, options to purchase 540,000 ordinary shares were anti-dilutive due to the sum of the proceeds, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary share during the period presented. For the six-month period ended June 30, 2020, options to purchase 540,000 ordinary shares were anti-dilutive due to net loss during the period presented.

For the three and six-month period ended June 30, 2021, and the three-month period ended June 30, 2020, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive because the exercise price of $7.50 exceeded the average market price of the Company’s ordinary share during the periods presented. For the six-month period ended June 30, 2020, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive due to net loss during the period presented.

GAAP requires the Company to use the two-class method in computing basic earnings (loss) per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted earnings (loss) per share during periods of net income (loss).

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2021

9. WARRANTS

There were 8,230,700 warrants outstanding at June 30, 2021 and December 31, 2020.  One warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per share on or before March 26, 2024.  The Company at its option may cancel the warrants in whole or in part, provided that the closing price per ordinary share has exceeded $9.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period.  No warrants were exercised during the three and six-month periods ended June 30, 2021 and 2020.

10. DIVIDENDS

As of June 30, 2021, none of the Company’s retained earnings were restricted from payment of dividends to the company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in its subsidiaries, a dividend from the subsidiaries would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement.

11. SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “2014 Plan”). Under the Plan, the Company has discretion to grant equity and cash incentive awards to eligible individuals. At June 30, 2021, there were no shares available for grant under the 2014 Plan.

During the quarter ended June 30, 2021, the Company’s shareholder approved the 2021 Omnibus Incentive Plan (the “2021 Plan”). Under the Plan, the Company has discretion to grant equity and cash incentive awards to eligible individuals. At June 30, 2021, there were 1,000,000 shares available for grant under the 2021 Plan, (collectively "the Plans").

Stock options

Stock options granted and outstanding under the Plans vests quarterly over four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three and six-month periods ended June 30, 2021 and 2020 is as follows:

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2021

11. SHARE-BASED COMPENSATION (cont’d)

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at January 1, 2021	540,000	$3.86
Granted	400,000	$6.00
Outstanding at March 31, 2021	940,000	$4.77	7.7 years	$-
Outstanding at June 30, 2021	940,000	$4.77	7.5 years	$-
Exercisable at June 30, 2021	481,250	$4.50	5.9 years	$-
Outstanding at January 1, 2020	540,000	$3.86
Outstanding at March 31, 2020	540,000	$3.86	7.1 years	$-
Outstanding at June 30, 2020	540,000	$3.86	6.9 years	$-
Exercisable at June 30, 2020	354,375	$4.78	6.1 years	$-

Compensation expense recognized for the three-month periods ended June 30, 2021 and 2020 totaled $15,000 and $8,000, respectively, and for the six-month periods ended June 30, 2021 and 2020, totaled $30,000 and $16,000 respectively. Compensation expense is included in general and administrative expenses. At June 30, 2021 and 2020, there was approximately $151,000 and $70,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plans.  The Company expects to recognize the remaining compensation expense over a weighted-average period of thirty-two (32) months.

During the six-month period ended June 30, 2021 the Company granted 400,000 options with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

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

June 30, 2021

12. NET WORTH FOR REGULATORY PURPOSES

The subsidiaries are subject to a minimum and prescribed capital requirement as established by CIMA.  Under the terms of their respective licenses, Oxbridge Reinsurance Limited and Oxbridge Re NS are required to maintain a minimum and prescribed capital requirement of $500 in accordance with the relevant subsidiary’s approved business plan filed with CIMA.

At June 30, 2021, the Oxbridge Reinsurance Limited’s net worth of $362 thousand exceeded the minimum and prescribed capital requirement. For the three and six-month periods ended June 30, 2021, the Subsidiary’s net loss was approximately $227 thousand and $414 thousand, respectively.

At June 30, 2021, the Oxbridge Re NS’ net worth of $163 thousand exceeded the minimum and prescribed capital requirement. For the three and six-month periods ended June 30, 2021, the Subsidiary’s net income was approximately $6 thousand and $11 thousand, respectively.

The Subsidiaries are not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiaries' GAAP capital, surplus and net income (loss), and its statutory capital, surplus and net income (loss) as of June 30, 2021 or for the period then ended.

13. FAIR VALUE AND CERTAIN RISKS AND UNCERTAINTIES

Fair values

With the exception of balances in respect of insurance contracts (which are specifically excluded from fair value disclosures under GAAP) and investment securities as disclosed in Note 4 of these consolidated financial statements, the carrying amounts of all other financial instruments, which consist of cash and cash equivalents, restricted cash and cash equivalents, accrued interest and dividends receivable, premiums receivable, related party note receivable and other assets, notes payable and accounts payable and other liabilities, approximate their fair values due to their short-term nature.

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

June 30, 2021

13. FAIR VALUE AND CERTAIN RISKS AND UNCERTAINTIES (cont’d)

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

The Company has two operating lease obligations namely for the Company’s office facilities located  at Suite 201, 42 Edward Street Grand Cayman, Cayman Islands and residential space at Turnberry Villas  in Grand Cayman, Cayman Islands. The office lease has a remaining lease term of approximately thirty-two (32) months and includes an option to extend the lease. Under the terms of the lease, the Company also has the right to terminate the lease after thirty-six (36) months upon giving appropriate notice in writing to the Lessor.  The residential lease has a remaining lease term of approximately eighteen (18) months.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2021

14. LEASES (cont’d)

The components of lease expense and other lease information as of and during the six-month periods ended June 30, 2021 and 2020 are as follows:

	For the Six-Month Period	For the Six-Month Period
(in thousands)	Ended June 30, 2021	Ended June 30, 2020
Operating Lease Cost (1)	$48	$39

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$48	$48

(1)	Includesshort-termleases

(in thousands)	At June 30, 2021		At December 31, 2020
Operating lease right-of-use assets	$179		$222

Operating lease liabilities	$179		$222

Weighted-average remaining lease term - operating leases	2.14	years	3.10	years

Weighted-average discount rate - operating leases	5.41%		5.26%

 Future minimum lease payments under non-cancellable leases as of June 30, 2021 and December 31, 2020, reconciled to our discounted operating lease liability presented on the consolidated balance sheet are as follows:

(in thousands)	At June 30, 2021	At December 31, 2020
Remainder of 2021	$48	$96
2022	97	97
2023	39	40
Thereafter	6	6
Total future minimum lease payments	$190	$239

Less imputed interest	(11)	(17)
Total operating lease liability	$179	222

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2021

15. RELATED PARTY TRANSACTIONS

During the three and six-month period ended June 30, 2021, Oxbridge Reinsurance Limited entered into a Promissory Note Agreement (the “Note”) with OAC Sponsor Ltd. (the “Sponsor”). The Sponsor is a Cayman Islands exempted company that is the sole parent Oxbridge Acquisition Corp., a special purpose acquisition company (the “SPAC”). The Company’s executive officers serve as directors and executive officers of the Sponsor and the SPAC, and Oxbridge Reinsurance Limited is the lead investor in the Sponsor. Under the terms of the promissory note, Oxbridge Reinsurance Limited may lend up to $300,000 to the Sponsor for the purposes of covering the initial public offering costs of the SPAC. The entire unpaid principal balance of Note shall be payable on the earlier of:  (i) September 30, 2021, or (ii) the date on which the SPAC consummates an initial public offering of its securities (such earlier date, the “Maturity Date”). The Note is non-interest bearing. At June 30, 2021, the Company has recorded a receivable of $177,000 under the Note and is reflect in the consolidated balance sheet.

During the year ending December 31, 2020, Mr. Jay Madhu, a director and officer of the Company and its subsidiaries, invested $68 thousand in Series 2020-1 participating notes. This balance is included in notes payable at June 30, 2021 and December 31, 2020.

16. SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements. There were no other events subsequent to June 30, 2021 for which disclosure was required, except as disclosed below.

On August 16, 2021, Oxbridge Acquisition Corp. (“Oxbridge Acquisition”), a Cayman Islands special purpose acquisition company in which Oxbridge Re Holdings Limited (the “Company”) has an indirect investment through its wholly-owned licensed reinsurance subsidiary Oxbridge Reinsurance Limited (“OXRE”), announced the closing of an initial public offering of units (“Units”).  In the initial public offering, Oxbridge Acquisition sold an aggregate of 11,500,000 Units at a price of $10.00 per unit, resulting in total gross proceeds of $115,000,000.  Each Unit consisted of one Class A ordinary share and one redeemable warrant, with each warrant entitling the holder thereof to purchase one Class A ordinary share of Oxbridge Acquisition at a price of $11.50 per share.

The initial public offering of Oxbridge Acquisition was sponsored by OAC Sponsor Ltd. (“Sponsor”).  In connection with Oxbridge Acquisition’s initial public offering, Sponsor purchased from Oxbridge Acquisition, simultaneous with the closing of the initial public offering, an aggregate of 4,897,500 warrants at a price of $1.00 per warrant ($4,897,500 in the aggregate) in a private placement (the “Private Placement Warrants”).  Each Private Placement Warrant is exercisable to purchase one Class A ordinary share of Oxbridge Acquisition at $11.50 per share.  In addition, Sponsor holds 2,875,000 shares of the Class B ordinary shares of Oxbridge Acquisition, representing 20% of the outstanding shares of Oxbridge Acquisition (the “Class B Shares”).

In connection with the organization of Sponsor, OXRE placed approximately 34.7% of the risk capital and owns approximately 49.6% and 63.1% of the ordinary shares and preferred shares, respectively, of the Sponsor (the “Sponsor Equity Interest”).  The Company’s executive officers and Oxbridge Acquisition’s directors collectively own an approximately 29% and 24% of the ordinary shares and preferred shares, respectively, in Sponsor, and the Company’s executive officers will be Oxbridge Acquisition’s management team. The preferred shares of Sponsor are nonvoting shares and generally entitle the holders thereof to receive the net proceeds, if any, received by Sponsor from the sale, exchange, or disposition of the Private Placement Warrants (as defined below) or the shares issuable upon the exercise thereof, and the ordinary shares of Sponsor (which are voting shares in Sponsor) will generally be equivalent to the value of the Class B Shares (as defined below) of Oxbridge Acquisition held by Sponsor.

On August 11, 2021, OXRE entered into a Share Purchase Agreement with Sponsor (the “Share Purchase Agreement”) under which OXRE purchased the Sponsor Equity Interest for an aggregate purchase price of $2,000,000 (the “Share Purchase Agreement”).  Under the Share Purchase Agreement, OXRE acquired an aggregate of 1,500,000 ordinary shares and 3,094,999 preferred shares of Sponsor.  The preferred shares of Sponsor generally entitle the holders thereof to receive the net proceeds, if any, received by Sponsor from the sale, exchange, or disposition of the Private Placement Warrants or the shares issuable upon the exercise thereof, and the ordinary shares of Sponsor will generally be equivalent to the value of the Class B Shares of Oxbridge Acquisition held by Sponsor. In addition to the foregoing, the Share Purchase Agreement contains customary representations, warranties, and covenants.

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

GENERAL

The following is a discussion and analysis of our results of operations for the three and six-month periods ended June 30, 2021 and 2020 and our financial condition as of June 30, 2021 and December 31, 2020. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021.  References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, unless the context dictates otherwise.

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

Impact of COVID-19 on Business Operations

We reacted quickly and decisively to the COVID-19 crisis when we became aware of the potential impact on our business operations. We have continued to monitor and adjust our operations as the global pandemic unfolds. As local directives had required us to transition our operations to remote working arrangements, all functions remained fully operational with all employees having remote access to the Company's network and IT systems. Each employee was equipped with a computer and related equipment at their home to ensure access to our network and efficiency. Prior to the COVID-19 crisis we had general remote, work-from-home capabilities and had previously tested those systems. We have experienced no material disruption in our business operations. As of June 30, 2021, our operations are back to normal. However, should the situation change for the worse, we will revert to working remotely.

PRINCIPAL REVENUE AND EXPENSE ITEMS

Revenues

We derive our most significant revenues from two principal sources:

•	premiums assumed from reinsurance on property and casualty business;

•	income from investments; and

Premiums Assumed

Premiums assumed include all premiums received by a reinsurance company during a specified accounting period, even if the policy provides coverage beyond the end of the period. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in the unearned premiums reserve and are realized as revenue in subsequent periods over the remaining term of the policy. Our policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2021, typically one-half of the premiums will be earned in 2021 and the other half will be earned during 2022. However, in the event of limit losses on our policies, premium recognition will be accelerated to match losses incurred in the period, when there is no possibility of any future treaty-year losses under the contracts.

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

RESULTS OF OPERATIONS

The following is our consolidated statement of operations and performance ratios for the three and six-month periods ended June 30, 2021 and 2020 (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue
Assumed premiums	$1,014	864	904	864
Change in unearned premiums reserve	(809)	(729)	(518)	(464)

Net premiums earned	205	135	386	400
Net investment and other income	23	25	38	57
Net realized investment gains	755	320	755	326
Change in fair value of equity securities	(178)	2	(54)	(324)

Total revenue	805	482	1,125	459

Expenses
Policy acquisition costs and underwriting expenses	22	15	42	44
General and administrative expenses	312	282	565	528

Total expenses	334	297	607	572

Income (Loss) before income attributable to noteholders	471	185	518	(113)

Income attributable to noteholders	(23)	(20)	(42)	(86)

Net income (loss)	$448	165	476	(199)

Earnings (Loss) per share
Basic and Diluted	$0.08	0.03	0.08	(0.03)

Weighted-average shares outstanding
Basic and Diluted	5,733,587	5,733,587	5,733,587	5,733,587

Performance ratios to net premiums earned:
Loss ratio	0.0%	0.0%	0.0%	0.0%
Acquisition cost ratio	10.7%	11.1%	10.9%	11.0%
Expense ratio	162.9%	220.0%	157.3%	143.0%
Combined ratio	162.9%	220.0%	157.3%	143.0%

General. Net income for the quarter ended June 30, 2021 was $448 thousand, or $0.08 per basic and diluted earnings per share compared to a net income of $165 thousand, or $0.03 per basic and diluted earnings per share, for the quarter ended June 30, 2020.  The increase is mainly due to significant net realized investment gains earned during the quarter ended June 30, 2021 when compared with prior period quarter.

Net income for the six months ended June 30, 2021 was $476 thousand, or $0.08 per basic and diluted earnings per share compared to a net loss of $199 thousand, or ($0.03) per basic and diluted loss per share, for the six months ended June 30, 2020.  The increase is mainly due to significant net realized investment gains earned during the six months ended June 30, 2021 when compared with prior period.

Premium Income. Net premiums earned typically reflects the pro rata inclusion into income of premiums assumed (net of loss experience refund) over the life of the reinsurance contracts.

Net premiums earned for the quarter ended June 30, 2021 increased to $205 thousand from $135 thousand for the quarter ended June 30, 2020. The increase is due to higher rates on reinsurance contracts during the quarter ended June 30, 2021, when compared to the prior period.

Net premiums earned for the six ended June 30, 2021 decreased marginally to $386 thousand from $400 thousand for the six months ended June 30, 2020. The decrease is due to premium adjustments recorded during the six-month period ended June 30, 2021 when compared to the prior period.

Losses Incurred.  There were no losses incurred during the three and six-month periods ending June 30, 2021 and 2020.

Policy Acquisition Costs. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs for the quarter ended June 30, 2021 increased to $22 thousand from $15 thousand for the quarter ended June 30, 2020.  The increase is due to higher rates on reinsurance contracts during the quarter ended June 30, 2021, when compared to the prior period.

Policy acquisition costs and underwriting expenses for the six months ended June 30, 2021 decreased marginally to $42 thousand from $44 thousand for the six months ended June 30, 2020.  The decrease is due to due to premium adjustments recorded, and related adjustments to policy acquisition costs during the six-month period ended June 30, 2021 when compared to the prior period.

General and Administrative Expenses.  General and administrative expenses for the quarter ended June 30, 2021 increased to $312 thousand, from $282 thousand for the quarter ended June 30, 2020.  The increase is due to expense fluctuations during the quarter.

General and administrative expenses for the six months ended June 30, 2021 increased to $565 thousand, from $528 thousand for the quarter ended June 30, 2020.  The increase is due to expense fluctuations during the six-month period ending June 30, 2021.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio for the quarter and six months ended June 30, 2021 and 2020 was 0%.  This is due to no loss and loss adjustment expenses incurred in the quarters and six-month periods ended June 30, 2021 and 2020.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio decreased from 11.1% for the quarter ended June 30, 2020 to 10.7% for the quarter ended June 30, 2021. The decrease is due to the marginally lower weighted-average acquisition costs on reinsurance contracts in force during the three-month period ended June 30, 2021 compared with the three-month period ended June 30, 2020.

The acquisition cost ratio decreased from 11% for the six-month period ended June 30, 2020 to 10.9% for the six-month period ended June 30, 2021. The decrease is due to the marginally lower weighted-average acquisition costs on reinsurance contracts in force during the six-month period ended June 30, 2021 compared with the six-month period ended June 30, 2020.

Expense Ratio. The expense ratio is the ratio of policy acquisition cost and general and administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio decreased from 220% for the three-month period ended June 30, 2020 to 162.9% for the three-month period ended June 30, 2021. The decrease is primarily due to higher denominator in net premiums earned as a result of higher rates on reinsurance contracts in force during the quarter ended June 30, 2021, when compared with the prior period.

The expense ratio increased from 143% for the six-month period ended June 30, 2020 to 157.3% for the six-month period ended June 30, 2021. The increase is primarily due to higher general and administrative expenses incurred during the six-month period ended June 30, 2021, when compared with the prior period.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. The combined ratio decreased from 220% for the three-month period ended June 30, 2020 to 162.9% for the three-month period ended June 30, 2021. The decrease is primarily due to higher denominator in net premiums earned as a result of higher rates on reinsurance contracts in force during the quarter ended June 30, 2021, when compared with the prior period.

The combined ratio increased from 143% for the six-month period ended June 30, 2020 to 157.3% for the six-month period ended June 30, 2021. The increase is primarily due to higher general and administrative expenses incurred during the six-month period ended June 30, 2021, when compared with the prior period.

FINANCIAL CONDITION – JUNE 30, 2021 COMPARED TO DECEMBER 31, 2020

Restricted Cash and Cash Equivalents. As of June 30, 2021, our restricted cash and cash equivalents decreased by $1.6 million, or 82%, to $345 thousand, from $1.9 million as of December 31, 2020. The decrease is the net result of the withdrawal of collateral deposit on expiry of contract during the six months ended June 30, 2021.

Investments. As of June 30, 2021, our total investments increased by marginally by $3 thousand or 0.4% to $790 thousand, from $787 thousand as of December 31, 2020. The increase is primarily a result of the purchase of equity securities during the six-month period ended June 30, 2021.

Reserve for Losses and Loss Adjustment Expenses. As of June 30, 2021, there was no change in reserve for losses and loss adjustment expenses from December 31, 2020. The reserve remained at $0 due to the fact that there were no significant events and no reported claims in the three and six-month period to necessitate a reserve.

Notes Payable to Noteholders. As of June 30, 2021, our notes payable remained the same at $216 thousand. These notes relate to Series 2020-1 participating notes by our reinsurance sidecar subsidiary, Oxbridge Re NS during the quarter ending June 30, 2020.

Related Party Note Receivable. As of June 30, 2021, our related party note receivable increased by $177 thousand, from zero as of December 31, 2020. The increase is due to the drawdowns on the promissory note during the six months ended June 30, 2021.

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

As of June 30, 2021, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no current plans to issue further debt, other than through additional participating notes and we expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, its subsidiaries Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for each subsidiary is $500. As of June 30, 2021, each subsidiary exceeded the minimum required. By law, each subsidiary is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing and financing activities for the six-month periods ended June 30, 2021 and 2020 are summarized below.

Cash Flows for the Six months ended June 30, 2021 (in thousands)

Net cash used in operating activities for the six months ended June 30, 2021 totaled $208, which consisted primarily of cash received net written premiums less cash disbursed for operating expenses. Net cash provided by investing activities of $698 was primarily due to the net sales of equity securities. There was no cash used in or provided by financing activities.

Cash Flows for the Six months ended June 30, 2020 (in thousands)

Net cash used in operating activities for the six months ended June 30, 2020 totaled $324, which consisted primarily of cash received and net written premiums less cash disbursed for operating expenses. Net cash used in investing activities of $268 was primarily due to the net purchases of equity securities. Net cash used in financing activities totaled $384, which is the net result of redemption of Series 2019-1 participating notes and proceeds on issuance of Series 2020-1 participating notes.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2021, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Premium Revenue and Risk Transfer. We record premium revenue as earned pro-rata over the terms of the reinsurance agreements, or period of risk, where applicable, and the unearned portion at the balance sheet date is recorded as unearned premiums reserve. A reserve is made for estimated premium deficiencies to the extent that estimated losses and loss adjustment expenses exceed related unearned premiums. Investment income is not considered in determining whether or not a deficiency exists.

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

As of June 30, 2021, we had no reserves for loss and loss adjustment expenses due to no significant events occurring during the period and no reported claims on any contract in force. See Note 7 to the consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the  Consolidated Balance Sheets, (ii) the  Consolidated Statements of Operations, (iii) the  Consolidated Statements of Comprehensive Income, (iv) the  Consolidated Statements of Cash Flows, (v) the  Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to  Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: August 16, 2021	By:	/s/ JAY MADHU
Jay Madhu
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ WRENDON TIMOTHY
Wrendon Timothy
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

