Form 10-Q
period 2021-09-30
OXBRIDGE RE HOLDINGS Ltd
filed 2021-11-12
CIK 1584831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021; 5,733,587 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At September 30, 2021	At December 31, 2020
	(Unaudited)
Assets
Equity securities, at fair value (cost : $1,522 and $965)	$778	787
Cash and cash equivalents	3,748	5,562
Restricted cash and cash equivalents	1,816	1,914
Accrued interest and dividend receivable	-	1
Premiums receivable	697	464
Other investments	9,146	-
Due from related party	20	-
Deferred policy acquisition costs	62	45
Operating lease right-of-use assets	157	222
Prepayment and other assets	72	75
Property and equipment, net	6	13
Total assets	$16,502	9,083

Liabilities and Shareholders Equity
Liabilities:
Losses payable	158	-
Notes payable to noteholders	216	216
Unearned premiums reserve	560	411
Operating lease liabilities	158	222
Accounts payable and other liabilities	340	209
Total liabilities	1,432	1,058

Shareholders equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 5,733,587 shares issued and outstanding)	6	6
Additional paid-in capital	32,337	32,294
Accumulated Deficit	(17,273)	(24,275)
Total shareholders equity	15,070	8,025
Total liabilities and shareholders equity	$16,502	9,083

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Income (unaudited)

(expressed in thousands of U.S. Dollars, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue
Assumed premiums	$-	-	904	864
Change in unearned premiums reserve	370	247	(149)	(218)

Net premiums earned	370	247	755	646
Net investment and other income	25	32	64	90
Net realized investment (loss) gains	-	(2)	755	325
Unrealized gain on other investments	7,146	-	7,146	-
Change in fair value of equity securities	(512)	(18)	(566)	(343)

Total revenue	7,029	259	8,154	718

Expenses
Losses and loss adjustment expenses	158	-	158	-
Policy acquisition costs and underwriting expenses	41	27	83	71
General and administrative expenses	280	239	845	767

Total expenses	479	266	1,086	838

Income (Loss) before income attributable to noteholders	6,550	(7)	7,068	(120)

Income attributable to noteholders	(24)	(26)	(66)	(112)

Net income (loss)	$6,526	(33)	7,002	(232)

Earnings (Loss) per share
Basic and Diluted	$1.14	(0.01)	1.22	(0.04)

Weighted-average shares outstanding
Basic and Diluted	5,733,587	5,733,587	5,733,587	5,733,587

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(expressed in thousands of U.S. Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income (loss)	$6,526	(33)	7,002	(232)
Other comprehensive loss:
Total other comprehensive loss	-	-	-	-

Comprehensive income (loss)	$6,526	(33)	7,002	(232)

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

(expressed in thousands of U.S. Dollars)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities
Net income (loss)	$7,002	(232)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	43	24
Depreciation and amortization	6	7
Net realized investment gains	(755)	(325)
Change in fair value of equity securities	566	343
Change in fair value of other investments	(7,146)	-
Change in operating assets and liabilities:
Accrued interest and dividend receivable	1	11
Premiums receivable	(233)	(186)
Due from related party	(20)	-
Deferred policy acquisition costs	(17)	(24)
Operating leases right-of-use assets and liabilities	2	1
Prepayment and other assets	3	10
Losses payable	158	-
Unearned premiums reserve	149	218
Accounts payable and other liabilities	131	(125)

Net cash used in operating activities	$(110)	(278)

Investing activities
Purchase of equity securities	(1,148)	(2,390)
Purchase of other investments	(2,000)	-
Proceeds from sale of equity securities	1,346	2,429
Purchase of property and equipment	-	(14)

Net cash (used in) provided by investing activities	$(1,802)	25

Financing activities
Proceeds on issuance of notes	-	216
Redemption of notes	-	(600)

Net cash used in financing activities	$-	(384)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(expressed in thousands of U.S. Dollars)

	Nine Months Ended
	September 30,
	2021	2020

Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the period	(1,912)	(637)
Balance at beginning of period	7,476	8,016

Balance at end of period	$5,564	7,379

Non-cash investing activities
Operating lease right-of-use assets	$-	169
Operating lease liability	$-	169

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
Nine Months Ended September 30, 2021 and 2020 (unaudited)
(expressed in thousands of U.S. Dollars, except number of shares )

	Ordinary Share Capital		Additional Paid-in	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2019	5,733,587	6	32,262	(24,225)	8,043
Net loss for the period	-	-	-	(364)	(364)
Stock-based compensation	-	-	8	-	8
Balance at March 31, 2020	5,733,587	6	32,270	(24,589)	7,687
Net income for the period	-	-	-	165	165
Stock-based compensation	-	-	8	-	8
Balance at June 30, 2020	5,733,587	6	32,278	(24,424)	7,860
Net loss for the period	-	-	-	(33)	(33)
Stock-based compensation	-	-	8	-	8
Balance at September 30, 2020	5,733,587	6	32,286	(24,457)	7,835

Balance at December 31, 2020	5,733,587	6	32,294	(24,275)	8,025
Net income for the period	-	-	-	28	28
Stock-based compensation	-	-	15	-	15
Balance at March 31, 2021	5,733,587	6	32,309	(24,247)	8,068
Net income for the period	-			448	448
Stock-based compensation	-		15	-	15
Balance at June 30, 2021	5,733,587	6	32,324	(23,799)	8,531
Net income for the period	-	-	-	6,526	6,526
Stock-based compensation	-	-	13	-	13
Balance at September 30, 2021	5,733,587	6	32,337	(17,273)	15,070

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

1. ORGANIZATION AND BASIS OF PRESENTATION

(a) Organization

Oxbridge Re Holdings Limited (the “Company”) was incorporated as an exempted company on April 4, 2013 under the laws of the Cayman Islands. Oxbridge Re Holdings Limited owns 100% of the equity interest in Oxbridge Reinsurance Limited, an exempted entity incorporated on April 23, 2013 under the laws of the Cayman Islands and for which a Class “C” Insurer’s license was granted on April 29, 2013 under the provisions of the Cayman Islands Insurance Law. Oxbridge Re Holdings Limited also owns 100% of the equity interest in Oxbridge Re NS, an entity incorporated as an exempted company on December 22, 2017 under the laws of the Cayman Islands to function as a reinsurance sidecar facility and to increase the underwriting capacity of Oxbridge Reinsurance Limited. The Company, through its subsidiaries (collectively “Oxbridge Re”) provides collateralized reinsurance in the property catastrophe market and makes investments that can contribute to the growth of capital and surplus in its licensed reinsurance subsidiaries over time. The Company operates as a single business segment through its wholly-owned subsidiaries. The Company’s headquarters and principal executive offices are located at Suite 201, 42 Edward Street, Georgetown, Grand Cayman, Cayman Islands, and have their registered offices at P.O. Box 309, Ugland House, Grand Cayman, Cayman Islands.

The Company’s ordinary shares and warrants are listed on The NASDAQ Capital Market under the symbols “OXBR” and “OXBRW,” respectively.

(b) Basis of Presentation and Consolidation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2021 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2021. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s Form 10-K, which was filed with the SEC on March 30, 2021.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the fair value of the Company’s investment in Oxbridge Acquisition Corp. and the determination of the reserve for losses and loss adjustment expenses (if any), which may include amounts estimated for claims incurred but not yet reported. The Company uses various assumptions and actuarial data it believes to be reasonable under the circumstances to make these estimates. In addition, accounting policies specific to valuation of investments involve significant judgments and estimates material to the Company’s consolidated financial statements. Although considerable variability is likely to be inherent in these estimates, management believes that the amounts provided are reasonable. These estimates are continually reviewed and adjusted if necessary. Such adjustments are reflected in current operations.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

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

Investments: The Company from time to time invests in fixed-maturity securities and equity securities, and for which its fixed-maturity securities are classified as available-for-sale. The Company’s available for sale debt investments are carried at fair value with changes in fair value included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. For the Company’s investment in equity securities, and for the Company’s investment in the special purpose acquisition company Oxbridge Acquisition Corp. classified as “other investments”, the changes in fair value are recorded within the consolidated statements of operations.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value measurement (continued)

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

Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. For fixed maturity securities, inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics, broker quotes for similar securities and other factors. The fair value of investments in stocks and exchange-traded funds is based on the last traded price. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Company’s investment custodians and management. The investment custodians consider observable data to be market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant markets. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument, as well as the marketability of the instrument and the inherent risk of forfeiture of such instrument.

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At September 30, 2021, the DAC was considered fully recoverable and no premium deficiency loss was recorded.

Property and equipment: Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the three and nine-month periods ended September 30, 2021 and 2020, there were no impairments in property and equipment.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for uncollectible receivables: Management evaluates credit quality by evaluating the exposure to individual counterparties; where warranted management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized in operations in the year in which they are determined. At September 30, 2021, no receivables were determined to be overdue or impaired, and accordingly, no allowance for uncollectable receivables has been established.

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

September 30, 2021

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

Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at September 30, 2021.

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

September 30, 2021

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Pending Accounting Updates:

Accounting Standards Update No. 2016-13. In June 2016, the FASB issued ASU 2016-13, ”Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends the guidance on reporting credits losses and affects loans, debt securities, trade receivables, reinsurance recoverable and other financial assets that have the contractual right to receive cash. The amendments are effective for annual periods beginning after December 15, 2022 (as amended), and interim periods within those annual periods. The Company is in the process of evaluating the impact of the requirements of ASU 2016-13 on the Company’s consolidated financial statements.

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

Reclassifications: Any reclassifications of prior period amounts have been made to conform to the current period presentation.

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At September 30,	At December 31,
	2021	2020
	(in thousands)

Cash on deposit	$2,749	$2,253
Cash held with custodians	999	3,309
Restricted cash held in trust	1,816	1,914
Total	$5,564	$7,476

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

4. INVESTMENTS

The Company from time to time invests in fixed-maturity securities and equity securities. At September 30, 2021 and December 31, 2020, the Company did not hold any available-for-sale debt securities.

Proceeds received, and the gross realized gains and losses from sales of equity securities, for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Gross proceeds from sales	Gross Realized Gains	Gross Realized Losses
	($ in thousands)

Three Months Ended September 30, 2021
Equity securities	$-	$-	$-

Nine Months Ended September 30, 2021
Equity securities	$1,346	$755	$-

Three Months Ended September 30, 2020
Equity securities	$294	$-	$(2)

Nine Months Ended September 30, 2020
Equity securities	$2,429	$327	$(2)

Other Investments

In connection with Oxbridge Acquisition Corp. (“OXAC”) initial public offering (“IPO”) in August 2021, the Company’s affiliate OAC Sponsor Ltd. (“Sponsor”) purchased an aggregate 4,897,500 private placement warrants from OXAC (“Private Placement Warrants”) at a price of $1.00 per warrant. Each Private Placement Warrant is exercisable for one of OXAC’s Class A ordinary share at a price of $11.50 per share, and as such meets the definition of a derivative as outlined within ASC 815, Derivatives and Hedging. The Sponsor also purchased an aggregate of 2,875,000 of OXAC’s Class B ordinary shares (the “Class B shares”) par value $0.0001 per share for $25,000. The Class B shares and Private Placement Warrants were issued to and are held by Sponsor. The Class B shares of OXAC held by Sponsor will automatically convert into shares of OXAC’s Class A ordinary shares on a one-for-one basis at the time of OXAC’s initial business combination and are subject to certain transfer restrictions.

On August 11, 2021, the Company acquired an aggregate of 1,500,000 ordinary shares and 3,094,999 preferred shares of Sponsor for an aggregate purchase price of $2,000,000. In connection with the organization of Sponsor, the Company placed approximately 34.7% of the risk capital and owns approximately 49.6% and 63.1% of the ordinary shares and preferred shares, respectively, of the Sponsor (the “Sponsor Equity Interest”). The preferred shares of Sponsor are nonvoting shares and entitle the holders thereof to receive the net proceeds, if any, received by Sponsor from the sale, exchange, or disposition of the Private Placement Warrants or the shares issuable upon the exercise thereof, and the ordinary shares of Sponsor (which are voting shares in Sponsor) are equivalent to the value of the Class B Shares of OXAC held by Sponsor.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

4. INVESTMENTS (cont’d)

Other Investments (continued)

The registration statement for OXAC’s IPO was declared effective on August 11, 2021 and on August 16, 2021, OXAC consummated the IPO with the sale of 11,500,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $115,000,000. The Units trade on the NASDAQ Capital Market under the ticker symbol “OXACU”. After the securities comprising the units began separate trading on October 1, 2021, the Class A ordinary shares and public warrants were listed on NASDAQ under the symbols “OXAC” and “OXACW,” respectively.

The Company’s beneficial interests in OXAC’s Class B shares and the Private Placement Warrants are recorded at fair value and are classified in “Other Investments” on the consolidated balance sheets. The fair value calculation of the Company’s beneficial interest in OXAC’s Class B shares and Private Placement Warrants is dependent on company-specific adjustments applied to the observable trading prices of OXAC Class A shares and public warrants. The Company’s management estimates that a specific discount range of 20% to 40% sufficiently captures the risk or profit that a market participant would require as compensation for assuming the inherent risk of forfeiture if a business combination doesn’t occur and the lack of marketability of the Company’s beneficial interests in the OXAC. The Company has selected a discount of 40%, and due to the unobservable nature of the company-specific adjustment, the Company classifies the Other Investment as Level 3 in the fair value hierarchy. Subsequent changes in fair value will be recorded in the consolidated statement of operations during the period of the change.

As a result of the re-measurement of our investment in OXAC, we recognize for the three and nine months ended September 30, 2021, an unrealized gain on securities of $7,145,857 within our consolidated statement of operations.

Other investments as of September 30, 2021 consist of the following:

September 30, 2021
(Unaudited)
Oxbridge Acquisition Corp. Private Placement Warrants	$742,800
Oxbridge Acquisition Corp. Class B Ordinary Shares	8,403,057
End of period	$9,145,857

June 30, 2021
(Unaudited)
Beginning of year	$-
Investments in affiliate	2,000,000
Unrealized gain on investment in affiliate	7,145,857
End of period	$9,145,857

If OXAC does not complete a business combination within 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO if OXAC extends the period of time to consummate a business), the proceeds from the sale of the Private Placement Warrants (after OXAC IPO transaction costs) will be used to fund the redemption of the shares sold in the OXAC IPO (subject to the requirements of applicable law), and the Private Placement Warrants will expire without value. The Sponsor holds approximately 20% of the total ordinary shares (Class A and Class B) in OXAC along with the 4,897,500 Private Placement Warrants, and OXAC is managed by the Company’s executive officers.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

4. INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2021 and December 31, 2020:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2021	($ in thousands)
Financial Assets:
Cash and cash equivalents	$3,748	$-	$-	$3,748

Restricted cash and cash equivalents	$1,816	$-	$-	$1,816

Other investments	$-	$-	$9,146	$9,146

Total equity securities	778	-	-	778

Total	$6,342	$-	$9,146	$15,488

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2020	($ in thousands)
Financial Assets:
Cash and cash equivalents	$5,562	$-	$-	$5,562

Restricted cash and cash equivalents	$1,914	$-	$-	$1,914

Total equity securities	787	-	-	787

Total	$8,263	$-	$-	$8,263

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

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

September 30, 2021

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

Upon issuance of a series of participating notes by Oxbridge Re NS, all of the proceeds from the issuance are deposited into collateral accounts, to fund any potential obligation under the reinsurance agreements entered into with Oxbridge Reinsurance Limited underlying such series of notes. The outstanding principal amount of each series of notes generally is expected to be returned to holders of such notes upon the expiration of the risk period underlying such notes, unless an event occurs which causes a loss under the applicable series of notes, in which case the amount returned is expected to be reduced by such noteholder’s pro rata share of such loss, as specified in the applicable governing documents of such notes.

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

September 30, 2021

6. VARIABLE INTEREST ENTITIES (continued)

Notes Payable to Series 2020-1 noteholders

Oxbridge Re NS entered into a retrocession agreement with Oxbridge Reinsurance Ltd on June 1, 2020 and issued $216 thousand of participating notes which provides quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. The participating notes have been assigned Series 2020-1 and are due to mature on June 1, 2023. None of the participating notes were redeemed during the three and nine-month periods ending September 30, 2021.

The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the three and nine months ended September 30, 2021 was $24,000 and $66,000, respectively, and are included within accounts payable and other liabilities as at September 30, 2021. The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the three and nine months ended September 30, 2020 was $26,000 and $112,000, respectively, and are included within accounts payable and other liabilities as at September 30, 2020.

7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table summarizes the Company’s loss and loss adjustment expenses (“LAE”) and the reserve for loss and LAE reserve movements for the three and nine-month periods ending September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	($ in thousands)		($ in thousands)

Balance, beginning of period	$-	-	$-	-
Incurred related to:
Current period	158	-	158	-
Prior period	-	-	-	-
Total incurred	158	-	158	-
Paid related to:
Current period	(158)	-	(158)	-
Prior period	-	-	-	-
Total paid	(158)	-	(158)	-
Balance, end of period	$-	-	$-	-

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (continued)

When losses occur, the reserves for losses and LAE are typically comprised of case reserves (which are based on claims that have been reported) and IBNR reserves (which are based on losses that are believed to have occurred but for which claims have not yet been reported and include a provision for expected future development on existing case reserves). The Company uses the assistance of an independent actuary in the determination of IBNR and expected future development of existing case reserves.

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

The losses incurred during the three and nine-month period ended September 30, 2021 related to the a first limit loss suffered by the Company as a result of underwriting exposure to Hurricane Ida, which made landfall in Louisiana on August 29, 2021.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

8. EARNINGS (LOSS) PER SHARE

A summary of the numerator and denominator of the basic and diluted loss per share is presented below (dollars in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Numerator:
Net earnings (loss)	$6,526	(33)	$7,002	(232)

Denominator:
Weighted average shares - basic	5,733,587	5,733,587	5,733,587	5,733,587
Effect of dilutive securities - Stock options	-	-	-	-
Shares issuable upon conversion of warrants	-	-	-	-
Weighted average shares - diluted	5,733,587	5,733,587	5,733,587	5,733,587
Earnings (loss) per share - basic	$1.14	(0.01)	$1.22	(0.04)
Earnings (loss) per share - diluted	$1.14	(0.01)	$1.22	(0.04)

For the three and nine-month periods ended September 30, 2021, options to purchase 896,250 ordinary shares were anti-dilutive due to the sum of the proceeds, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary share during the periods presented. For the three and nine-month period ended September 30, 2020, options to purchase 540,000 ordinary shares were anti-dilutive due to net loss during the period presented.

For the three and nine-month period ended September 30, 2021, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive because the exercise price of $7.50 exceeded the average market price of the Company’s ordinary share during the periods presented. For the three and nine-month period ended September 30, 2020, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive due to net loss during the period presented.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

9. WARRANTS

There were 8,230,700 warrants outstanding at September 30, 2021 and December 31, 2020. One warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per share on or before March 26, 2024. The Company at its option may cancel the warrants in whole or in part, provided that the closing price per ordinary share has exceeded $9.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period. No warrants were exercised during the three and nine-month periods ended September 30, 2021 and 2020.

10. DIVIDENDS

As of September 30, 2021, none of the Company’s retained earnings were restricted from payment of dividends to the company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in its subsidiaries, a dividend from the subsidiaries would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement.

11. SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “2014 Plan”). Under the Plan, the Company has discretion to grant equity and cash incentive awards to eligible individuals. At September 30, 2021, there were 43,750 shares available for grant under the 2014 Plan.

During the nine months ended September 30, 2021, the Company’s shareholder approved the 2021 Omnibus Incentive Plan (the “2021 Plan”). Under the Plan, the Company has discretion to grant equity and cash incentive awards to eligible individuals. At September 30, 2021, there were 1,000,000 shares available for grant under the 2021 Plan (collectively, the “Plans”).

Stock options

Stock options granted and outstanding under the Plans vests quarterly over four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three and nine-month periods ended September 30, 2021 and 2020 is as follows:

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

11. SHARE-BASED COMPENSATION (cont’d)

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2021	540,000	$3.86
Granted	400,000	$6.00
Outstanding at March 31, 2021	940,000	$4.77	7.7 years	$-
Outstanding at June 30, 2021	940,000	$4.77	7.5 years	$-
Forfeited	(43,750)	$6.00
Outstanding at September 30, 2021	896,250	$4.71	7.1 years	$-
Exercisable at September 30, 2021	521,250	$4.47	5.9 years	$-

Outstanding at January 1, 2020	540,000	$3.86		$-
Outstanding at March 31, 2020	540,000	$3.86	7.1 years	$-
Outstanding at June 30, 2020	540,000	$3.86	6.9 years	$-
Outstanding at September 30, 2020	540,000	$4.65	6.6 years	$-
Exercisable at September 30, 2020	374,688	$4.78	5.9 years	$-

Compensation expense recognized for the three-month periods ended September 30, 2021 and 2020 totaled $13,000 and $8,000, respectively, and for the nine-month periods ended September 30, 2021 and 2020, totaled $43,000 and $24,000 respectively. Compensation expense is included in general and administrative expenses. At September 30, 2021 and 2020, there was approximately $125,000 and $62,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plans. The Company expects to recognize the remaining compensation expense over a weighted-average period of twenty-eight (28) months.

During the nine-month period ended September 30, 2021 the Company granted 400,000 options (of which 43,750 options were forfeited) with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

2021

Expected dividend yield	0%
Expected volatility	31%
Risk-free interest rate	0.92%
Expected life (in years)	6.25
Per share grant date fair value of options issued	$0.32

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

11. SHARE-BASED COMPENSATION (continued)

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

At September 30, 2021, the Oxbridge Reinsurance Limited’s net worth of $9 million exceeded the minimum and prescribed capital requirement. For the three and nine-month periods ended September 30, 2021, the Subsidiary’s net income was approximately $6.9 million and $6.5 million, respectively.

At September 30, 2021, the Oxbridge Re NS’ net worth of $169 thousand exceeded the minimum and prescribed capital requirement. For the three and nine-month periods ended September 30, 2021, the Subsidiary’s net income was approximately $6 thousand and $17 thousand, respectively.

The Subsidiaries are not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiaries’ GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of September 30, 2021 or for the period then ended.

13. FAIR VALUE AND CERTAIN RISKS AND UNCERTAINTIES

Fair values

With the exception of balances in respect of insurance contracts (which are specifically excluded from fair value disclosures under GAAP) and investment securities as disclosed in Note 4 of these consolidated financial statements, the carrying amounts of all other financial instruments, which consist of cash and cash equivalents, restricted cash and cash equivalents, accrued interest and dividends receivable, premiums receivable, and other assets, notes payable and accounts payable and other liabilities, approximate their fair values due to their short-term nature.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

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

September 30, 2021

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

The Company has two operating lease obligations namely for the Company’s office facilities located at Suite 201, 42 Edward Street Grand Cayman, Cayman Islands and residential space at Turnberry Villas in Grand Cayman, Cayman Islands. The office lease has a remaining lease term of approximately twenty-nine (29) months and includes an option to extend the lease. Under the terms of the lease, the Company also has the right to terminate the lease after thirty-six (36) months upon giving appropriate notice in writing to the Lessor. The residential lease has a remaining lease term of approximately fifteen (15) months.

The components of lease expense and other lease information as of and during the nine-month periods ended September 30, 2021 and 2020 are as follows:

(in thousands)	For the Nine-Month Period Ended September 30, 2021	For the Nine-Month Period Ended September 30, 2020
Operating Lease Cost (1)	$72	$70

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$72	$72

(1) Includes short-term leases

(in thousands)	At September 30, 2021	At December 31, 2020
Operating lease right-of-use assets	$157	$222

Operating lease liabilities	$158	$222

Weighted-average remaining lease term - operating leases	1.91 years	2.58 years

Weighted-average discount rate - operating leases	5.46%	5.29%

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2021

14. LEASES (continued)

Future minimum lease payments under non-cancellable leases as of September 30, 2021 and December 31, 2020, reconciled to our discounted operating lease liability presented on the consolidated balance sheet are as follows:

(in thousands)	At September 30, 2021	At December 31, 2020
Remainder of 2021	$24	$96
2022	97	97
2023	40	40
Thereafter	6	6
Total future minimum lease payments	$167	$239

Less imputed interest	(9)	(17)
Total operating lease liability	$158	222

15. RELATED PARTY TRANSACTIONS

Promissory Note Agreement

During the three and nine-month period ended September 30, 2021, Oxbridge Reinsurance Limited entered into a Promissory Note Agreement (the “Note”) with OAC Sponsor Ltd. (the “Sponsor”). The Sponsor is a Cayman Islands exempted company that was the sole parent of Oxbridge Acquisition Corp., a special purpose acquisition company (the “SPAC”) prior to the SPAC initial public offering on August 11, 2021. The Company’s executive officers serve as directors and executive officers of the Sponsor and the SPAC, and Oxbridge Reinsurance Limited is the lead investor in the Sponsor. Under the terms of the promissory note, Oxbridge Reinsurance Limited was able to lend up to $300,000 to the Sponsor interest-free for the purposes of covering the initial public offering costs of the SPAC. The entire unpaid principal balance of Note was payable on the earlier of: (i) September 30, 2021, or (ii) the date on which the SPAC consummates an initial public offering of its securities (such earlier date, the “Maturity Date”). The Sponsor drew down approximately $177,000 under the Note and repaid the Note in full out of the proceeds of the initial public offering.

Administrative Services Agreement

Commencing on the effective date of the SPAC’s IPO, the Sponsor agreed to pay the Company a total of up to $10,000 per month, for up to 15 months, for office space, utilities, secretarial and administrative support to the Sponsor and the SPAC. Upon completion of the SPAC’s initial Business Combination or the SPAC’s liquidation, the Sponsor will cease paying these monthly fees. For the quarter and nine-month period ended September 30, 2021, the Company received $20,000 from the Sponsor under the Administrative Services Agreement, which is included in “net investment and other income” in the consolidated statements of operations, and within “due from related party” on the consolidated balance sheets.

Participating Notes

During the year ending December 31, 2020, Mr. Jay Madhu, a director and officer of the Company and its subsidiaries, invested a principal amount of $68 thousand in Series 2020-1 participating notes. During the three months ended September 30, 2021, Jay Madhu received $12 thousand return on the investment. The principal balance is included in notes payable at September 30, 2021 and December 31, 2020.

16. SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our Except as disclosed in Note 4 above, there were no other events subsequent to September 30, 2021 for which disclosure was required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including in this Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” contained in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021 and on pages 41 through 42 of this Form 10-Q. We undertake no obligation to publicly update or revise any forward -looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward -looking statements which speak only to the dates on which they were made.

GENERAL

The following is a discussion and analysis of our results of operations for the three and nine-month periods ended September 30, 2021 and 2020 and our financial condition as of September 30, 2021 and December 31, 2020. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, unless the context dictates otherwise.

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

Recent Developments

Oxbridge Acquisition Corp.

On August 16, 2021, Oxbridge Acquisition Corp. (“Oxbridge Acquisition” or “the SPAC”), a Cayman Islands special purpose acquisition company in which the Company has an indirect investment through its wholly-owned licensed reinsurance subsidiary Oxbridge Reinsurance Limited (“OXRE”), announced the closing of an initial public offering of units (“Units”).  In the initial public offering, Oxbridge Acquisition sold an aggregate of 11,500,000 Units at a price of $10.00 per unit, resulting in total gross proceeds of $115,000,000.  Each Unit consisted of one Class A ordinary share and one redeemable warrant, with each warrant entitling the holder thereof to purchase one Class A ordinary share of Oxbridge Acquisition at a price of $11.50 per share.

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

In connection with the organization of Sponsor, OXRE placed approximately 34.7% of the risk capital and owns approximately 49.6% and 63.1% of the ordinary shares and preferred shares, respectively, of the Sponsor (the “Sponsor Equity Interest”).  The preferred shares of Sponsor are nonvoting shares and entitle the holders thereof to receive the net proceeds, if any, received by Sponsor from the sale, exchange, or disposition of the Private Placement Warrants or the shares issuable upon the exercise thereof, and the ordinary shares of Sponsor (which are voting shares in Sponsor) are equivalent to the value of the Class B Shares of Oxbridge Acquisition held by Sponsor.

On August 11, 2021, OXRE entered into a Share Purchase Agreement with Sponsor (the “Share Purchase Agreement”) under which OXRE purchased the Sponsor Equity Interest for an aggregate purchase price of $2,000,000 (the “Share Purchase Agreement”). Under the Share Purchase Agreement, OXRE acquired an aggregate of 1,500,000 ordinary shares and 3,094,999 preferred shares of Sponsor. The preferred shares of Sponsor entitle the holders thereof to receive the net proceeds, if any, received by Sponsor from the sale, exchange, or disposition of the Private Placement Warrants or the shares issuable upon the exercise thereof, and the ordinary shares of Sponsor are equivalent to the value of the Class B Shares of Oxbridge Acquisition held by Sponsor. In addition to the foregoing, the Share Purchase Agreement contains customary representations, warranties, and covenants.

Business outlook

The novel coronavirus (“COVID-19”) pandemic has had and is expected to continue to have a significant effect on the reinsurance industry. The industry is currently being impacted by a number of factors including: uncertainties with respect to current and future losses, reduction in interest rates, equity market volatility and ongoing business and financial market impacts of an economic downturn. The insurance industry is likely to experience material losses resulting from COVID-19, which will reduce available capital and we expect will help to sustain the upward pricing trend for reinsurers that we were seeing across many lines of business before COVID-19. However, the ultimate impact on current business in force as well as risks and potential opportunities on future business remains highly uncertain.

Impact of COVID-19 on Business Operations

We reacted quickly and decisively to the COVID-19 crisis when we became aware of the potential impact on our business operations. We have continued to monitor and adjust our operations as the global pandemic unfolds. As local directives had required us to transition our operations to remote working arrangements, all functions remained fully operational with all employees having remote access to the Company’s network and IT systems. Each employee was equipped with a computer and related equipment at their home to ensure access to our network and efficiency. Prior to the COVID-19 crisis we had general remote, work-from-home capabilities and had previously tested those systems. We have experienced no material disruption in our business operations. As of September 30, 2021, our operations are back to normal. However, should the situation change for the worse, we will revert to working remotely.

PRINCIPAL REVENUE AND EXPENSE ITEMS

Revenues

We derive our most significant revenues from three principal sources:

•	premiums assumed from reinsurance on property and casualty business;

•	income from investments; and

•	income under Administrative Services Agreement

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

Investment Income

Income from our investments is primarily comprised of interest income, dividends and net realized and unrealized gains (losses) on investment securities. Such income is primarily from the Company’s investments, which includes other investments in Oxbridge Acquisition Corp. and investments held in trust accounts that collateralize the reinsurance policies that we write. The investment parameters for trust accounts are generally be established by the cedant for the relevant policy.

Administrative Services Agreement

Commencing on the effective date of the SPAC’s IPO, the Sponsor agreed to pay the Company a total of up to $10,000 per month, for up to 15 months, for office space, utilities, secretarial and administrative support to the Sponsor and the SPAC. Upon completion of the SPAC’s initial Business Combination or the SPAC’s liquidation, the Sponsor will cease paying these monthly fees. For the quarter and nine-month period ended September 30, 2021, the Company received $20,000 from the Sponsor under the Administrative Services Agreement, which is included in “net investment and other income” in the consolidated statements of operations, and within “due from related party” on the consolidated balance sheets.

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

RESULTS OF OPERATIONS

The following is our consolidated statement of operations and performance ratios for the three and nine-month periods ended September 30, 2021 and 2020 (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue
Assumed premiums	$-	-	904	864
Change in unearned premiums reserve	370	247	(149)	(218)

Net premiums earned	370	247	755	646
Net investment and other income	25	32	64	90
Net realized investment gains	-	(2)	755	325
Unrealized gain on other investments	7,146	-	7,146	-
Change in fair value of equity securities	(512)	(18)	(566)	(343)

Total revenue	7,029	259	8,154	718

Expenses
Losses and loss adjustment expenses	158	-	158	-
Policy acquisition costs and underwriting expenses	41	27	83	71
General and administrative expenses	280	239	845	767

Total expenses	479	266	1,086	838

Income (Loss) before income attributable to noteholders	6,550	(7)	7,068	(120)

Income attributable to noteholders	(24)	(26)	(66)	(112)

Net income (loss)	$6,526	(33)	7,002	(232)

Earnings (Loss) per share
Basic and Diluted	$1.14	(0.01)	1.22	(0.04)

Weighted-average shares outstanding
Basic and Diluted	5,733,587	5,733,587	5,733,587	5,733,587

Performance ratios to net premiums earned:
Loss ratio	42.7%	0.0%	20.9%	0.0%
Acquisition cost ratio	11.1%	10.9%	11.0%	11.0%
Expense ratio	86.8%	107.7%	122.9%	129.7%
Combined ratio	129.5%	107.7%	143.8%	129.7%

General. Net income for the quarter ended September 30, 2021 was $6.5 million, or $1.14 per basic and diluted earnings per share compared to a net loss of $33 thousand, or $0.01 per basic and diluted loss per share, for the quarter ended September 30, 2020. The increase is mainly due to significant unrealized gains on the Company’s investment in Oxbridge Acquisition Corp. during the quarter ended September 30, 2021 when compared with prior period quarter.

Net income for the nine months ended September 30, 2021 was $7 million, or $1.22 per basic and diluted earnings per share compared to a net loss of $232 thousand, or ($0.04) per basic and diluted loss per share, for the nine months ended September 30, 2020. The increase is mainly due to significant unrealized gains on the Company’s investment in Oxbridge Acquisition Corp. during the quarter ended September 30, 2021 when compared with prior period.

Premium Income. Net premiums earned typically reflects the pro rata inclusion into income of premiums assumed (net of loss experience refund) over the life of the reinsurance contracts.

Net premiums earned for the quarter ended September 30, 2021 increased to $370 thousand from $247 thousand for the quarter ended September 30, 2020. The increase is due to the acceleration of premium recognition on one of the Company’s reinsurance contract due to a limit loss suffered during the quarter, as well as higher rates on reinsurance contracts during the quarter ended September 30, 2021, when compared to the prior period.

Net premiums earned for the nine ended September 30, 2021 increased to $755 thousand from $646 thousand for the nine months ended September 30, 2020. The increase is due to the acceleration of premium recognition on one of the Company’s reinsurance contract due to a limit loss suffered during the quarter, as well as higher rates on reinsurance contracts during the nine-month period ended September 30, 2021, when compared to the prior period.

Losses Incurred. Losses incurred for the quarter ended September 30, 2021 increased to $158 thousand from $0, for the quarter ended September 30, 2020. The increase during the quarter is wholly due to the triggering of a limit loss on one of the Company’s reinsurance contracts, due to the impact of Hurricane Ida on our book of business.

Losses incurred for the nine-month period ended September 30, 2021 increased to $158 thousand from $0, for the nine-month period ended September 30, 2020. The increase during nine month period ended September 30, 2020 is wholly due to the triggering of a limit loss on one of the Company’s reinsurance contracts, due to the impact of Hurricane Ida on our book of business.

Policy Acquisition Costs. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs for the quarter ended September 30, 2021 increased to $41 thousand from $27 thousand for the quarter ended September 30, 2020. The increase is due wholly due to the acceleration of premium recognition as mentioned above, and the resulting acceleration of policy acquisition costs, as well as higher rates on reinsurance contracts during the quarter ended September 30, 2021, when compared to the prior quarter.

Policy acquisition costs and underwriting expenses for the nine months ended September 30, 2021 increased to $83 thousand from $71 thousand for the nine months ended September 30, 2020. The increase is due wholly due to the acceleration of premium recognition as mentioned above, and the resulting acceleration of policy acquisition costs, as well as higher rates on reinsurance contracts during the nine-month period ended September 30, 2021, when compared to the prior period.

General and Administrative Expenses. General and administrative expenses for the quarter ended September 30, 2021 increased to $280 thousand, from $239 thousand for the quarter ended September 30, 2020. The increase is due to expense fluctuations during the quarter.

General and administrative expenses for the nine months ended September 30, 2021 increased to $845 thousand, from $767 thousand for the quarter ended September 30, 2020. The increase is due to expense fluctuations during the nine-month period ending September 30, 2021.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio increased from 0% for the quarter ended September 30, 2020 to 42.7% for the quarter ended September 30, 2021. The increase during the quarter ended September 30, 2021 is wholly due to the limit losses suffered on one of our reinsurance contract as a result of Hurricane Ida, partially offset by a higher denominator in net premiums earned, compared with the previous quarter.

The loss ratio increased from 0% for the nine-month period ended September 30, 2020 to 20.9% for the nine-month period ended September 30, 2021. The increase during the nine-month period ended September 30, 2021 is wholly due to the limit losses suffered on one of our reinsurance contract as a result of Hurricane Ida, partially offset by a higher denominator in net premiums earned, compared with the previous period.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio increased marginally from 10.9% for the quarter ended September 30, 2020 to 11.1% for the quarter ended September 30, 2021. The increase is not considered material.

The acquisition cost ratio for the nine-month period ended September 30, 2021 and 2020 were both 11%.

Expense Ratio. The expense ratio is the ratio of policy acquisition cost and general and administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio decreased from 107.7% for the three-month period ended September 30, 2020 to 86.8% for the three-month period ended September 30, 2021. The decrease is due to a higher denominator in net premiums earned due to premium acceleration, partially offset by increased policy acquisition costs and general and administrative expenses as recorded during the three-month period ended September 30, 2021, when compared with the three-month period ended September 30, 2020.

The expense ratio decreased from 129.7% for the nine-month period ended September 30, 2020 to 122.9% for the nine-month period ended September 30, 2021. The decrease is due to a higher denominator in net premiums earned due to premium acceleration, partially offset by increased policy acquisition costs and general and administrative expenses as recorded during the nine-month period ended September 30, 2021, when compared with the nine-month period ended September 30, 2020.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. The combined ratio increased from 107.7% for the three-month period ended September 30, 2020 to 129.5% for the three-month period ended September 30, 2021. The increase is primarily due to the increase in loss ratio during the quarter ending September 30, 2021 as a result of limit loss suffered under one of our reinsurance contracts, when compared with the prior quarter.

The combined ratio increased from 129.7% for the nine-month period ended September 30, 2020 to 143.8% for the nine-month period ended September 30, 2021. The increase is primarily due to the increase in loss ratio during the nine-month period ending September 30, 2021 as a result of limit loss suffered under one of our reinsurance contracts, when compared with the prior period.

FINANCIAL CONDITION – SEPTEMBER 30, 2021 COMPARED TO DECEMBER 31, 2020

Restricted Cash and Cash Equivalents. As of September 30, 2021, our restricted cash and cash equivalents decreased by $98 thousand, to $1.8 million from $1.9 million as of December 31, 2020. The decrease is the net result of the withdrawal of collateral on expiry of contract, and the deposit of collateral for new treaty period during the nine months ended September 30, 2021.

Investments. As of September 30, 2021, our investments decreased marginally by $9 thousand or to $778 thousand, from $787 thousand as of December 31, 2020. The decrease is primarily a result of the net sales of equity securities and the fluctuation in the prices of equity securities during the nine-month period ended September 30, 2021.

Other investments As of September 30, 2021, our other investments increased to $9.1 million from $0 at December 31, 2020. The increase is due to the successful launch of Oxbridge Acquisition Corp., a special purpose acquisition company in which the Company has an equity investment measured at fair value.

Losses payable. As of September 30, 2021, our losses payable increased to $158 thousand from $0 at December 31, 2020. The increase is due to the limit loss on one of our reinsurance contracts impacting our book of business as a result of Hurricane Ida.

Notes Payable to Noteholders. As of September 30, 2021, our notes payable remained the same at $216 thousand. These notes relate to Series 2020-1 participating notes issued by our reinsurance sidecar subsidiary, Oxbridge Re NS during the quarter ending September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

General

We are organized as a holding company and provide administrative and management services to our subsidiaries, as well as to Oxbridge Acquisition Corp., a special purpose acquisition company. Our operations are conducted through our reinsurance subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, which underwrites risks associated with our property and casualty reinsurance programs. We have minimal continuing cash needs at the holding company level, with such needs principally being related to the payment of administrative expenses and shareholder dividends, if any. There are restrictions on Oxbridge Reinsurance Limited’s and Oxbridge Re NS’ ability to pay dividends which are described in more detail below.

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts (net of brokerage fees and federal excise taxes, where applicable) and investment income, including interest, dividends and realized gains, and administrative services income from OAC Sponsor Ltd. We use cash to pay losses and loss adjustment expenses, other underwriting expenses, dividends, and general and administrative expenses. Substantially all of our surplus funds, net of funds required for cash liquidity purposes, are invested in accordance with our business plan and investment guidelines. Our investment portfolio is primarily comprised of cash and highly liquid securities, which can be liquidated, if necessary, to meet current liabilities. We believe that we have sufficient flexibility to liquidate any securities that we own to generate liquidity.

As of September 30, 2021, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no current plans to issue further debt, other than through additional participating notes and we expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, its subsidiaries Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for each subsidiary is $500. As of September 30, 2021, each subsidiary exceeded the minimum required. By law, each subsidiary is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing and financing activities for the nine-month periods ended September 30, 2021 and 2020 are summarized below.

Cash Flows for the Nine months ended September 30, 2021 (in thousands)

Net cash used in operating activities for the nine months ended September 30, 2021 totaled $110, which consisted primarily of cash received from net written premiums less cash disbursed for operating expenses. Net cash used in investing activities of $1,802 was primarily due to other investments and the net purchase of equity securities. There was no cash used in or provided by financing activities.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2021, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

CRITICAL ACCOUNTING POLICIES

We are required to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. These accounting policies pertain to fair value measurements, particular with respect to our beneficial interest in Oxbridge Acquisition Corp., premium revenues and risk transfer, reserve for loss and loss adjustment expenses, deferred acquisition costs and stock-based compensation.

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

Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. For fixed maturity securities, inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics, broker quotes for similar securities and other factors. The fair value of investments in stocks and exchange-traded funds is based on the last traded price. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Company’s investment custodians and management. The investment custodians and management consider observable data to be market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant markets. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument, as well as the marketability of the instrument and the risk of forfeiture of such instrument.

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

As of September 30, 2021, we had no reserves for loss and loss adjustment expenses. See Note 7 to the consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any litigation or arbitration. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

Item 1A. Risk Factors

With the exception of the items described below, there have been no material changes from the risk factors previously disclosed in the section entitled “Risk Factors” in our Form 10-K, which was filed with the SEC on March 30, 2021.

We have made a significant investment in the sponsor of a blank check company commonly referred to as a special purpose acquisition company (“SPAC”), and will suffer the loss of all of our investment if the SPAC does not complete an acquisition within 15 months (subject to an extension of up to 21 months).

In August 2021, we made an investment of $2,000,000 in OAC Sponsor Ltd (“Sponsor”), that served as the sponsor of Oxbridge Acquisition Corp., a special purpose acquisition company (“Oxbridge Acquisition”). The investment was made to fund, in part, Sponsor’s purchase of private placement warrants of Oxbridge Acquisition as a part of the sponsorship of Oxbridge Acquisition. Prior to a business combination by Oxbridge Acquisition, Sponsor holds 100% of the shares of Class B ordinary shares and 4,897,500 Private Placement Warrants of Oxbridge Acquisition. The Class B shares equal approximately 20% of the outstanding common stock of Oxbridge Acquisition.

The Company owns approximately 49.6% and 63.1% of the ordinary shares and preferred shares, respectively, of the Sponsor (the “Sponsor Equity Interest”). The preferred shares of Sponsor are nonvoting shares and entitle the holders thereof to receive the net proceeds, if any, received by Sponsor from the sale, exchange, or disposition of the Private Placement Warrants or the shares issuable upon the exercise thereof, and the ordinary shares of Sponsor (which are voting shares in Sponsor) are equivalent to the value of the Class B Shares of Oxbridge Acquisition held by Sponsor. Upon the successful completion of a business combination by Oxbridge Acquisition, the proforma ownership of the new company will vary depending on the business combination terms.

There is no assurance that Oxbridge Acquisition will be successful in completing a business combination or that any business combination will be successful. The Company can lose its entire investment in Sponsor if a business combination is not completed within 15 months (subject to potential extension to up to 21 months) or if the business combination is not successful, which may materially adversely impact our shareholder value.

Our use of fair value accounting of our indirect investment in Oxbridge Acquisition could result in income statement volatility, which in turn, could cause significant market price and trading volume fluctuations for our securities.

Our beneficial interests in Oxbridge Acquisition’s Class B shares and Private Placement Warrants are recorded at fair value with changes in fair value being recorded in the consolidated statement of operations during the period of change. The Company’s management makes a significant judgment and assumption that a business combination is more than likely to occur, on the premise that historical statistical data indicates approximately 98% of special purpose acquisition companies accomplishes a business combination.  The fair value calculation of the Company’s beneficial interest in OXAC’s Class B shares and Private Placement Warrants is dependent on company-specific adjustments applied to the observable trading prices of OXAC Class A shares and public warrants. The Company estimates that a specific discount range of 20% to 40% sufficiently captures the risk or profit that a market participant would require as compensation for assuming the inherent risk of forfeiture if a business combination doesn’t occur and the lack of marketability of the Company’s beneficial interests in the OXAC. The Company classifies the investment in Oxbridge Acquisition as Level 3 in the fair value hierarchy due to the unobservable input of the company-specific adjustment. However, the Company can lose its entire investment if a business combination is not completed within 15 months (subject to potential extension to up to 21 months) or if the business combination is not successful. Additionally, the fair value of the investment must be remeasured quarterly. Because of this, our earnings may experience greater volatility in the future as a decline in the fair value of our investment in Oxbridge Acquisition could significantly reduce both our earnings and shareholders’ equity, which in turn, could cause significant market price and trading volume fluctuations for our securities.

We are subject to the risk of possibly becoming an investment company under U.S. federal securities law.

In the United States, the Investment Company Act of 1940, as amended (the “Investment Company Act”), regulates certain companies that invest in or trade securities. We run the risk of inadvertently being deemed to be an investment company that is required to register under the Investment Company because a significant portion of our assets may be deemed to consist of, or may be deemed to have consisted of, investment securities, including potentially Oxbridge Reinsurance Limited’s interest in Oxbridge Acquisition Corp. However, we rely on an exemption under the Investment Company Act for an entity organized and regulated as a foreign insurance company which is engaged primarily and predominantly in the reinsurance of risks on insurance agreements. The law in this area is subjective and there is a lack of guidance as to the meaning of ‘‘primarily and predominantly’’ under the relevant exemption to the Investment Company Act. For example, there is no standard for the amount of premiums that need to be written relative to the level of an entity’s capital in order to qualify for the exemption. If this exception were deemed inapplicable, we would have to seek to register under the Investment Company Act as an investment company, which, under the Investment Company Act, would require an order from the SEC. Our inability to obtain such an order could have a significant adverse impact on our business, as we might have to cease certain operations or risk substantial penalties for violating the Investment Company Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

(b) Repurchases of Equity Securities

None.

(c) Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit No.	Document

10.7	Share Purchase Agreement, dated August 11, 2021, by and between Oxbridge Reinsurance Limited and OAC Sponsor Ltd.

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101

The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: November 12, 2021	By:	/s/ JAY MADHU
Jay Madhu Chief Executive Officer and President (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ WRENDON TIMOTHY
Wrendon Timothy Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

