Form 10-K
period 2021-12-31
OXBRIDGE RE HOLDINGS Ltd
filed 2022-03-30
CIK 1584831

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $1,134,782 (based upon the quoted closing sale price per share of the registrant’s ordinary shares on The NASDAQ Capital Market) on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of June 30, 2021 were affiliates.

As of March 30, 2022, 5,749,587 ordinary shares, par value $0.001 (USD) per share, were outstanding.

Documents Incorporated by Reference:

Portions of the Company’s proxy statement to be filed with the Securities and Exchange Commission relating to the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

OXBRIDGE RE HOLDINGS LIMITED

Index to Annual Report on Form 10-K

Year Ended December 31, 2021

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

PART I

ITEM 1 BUSINESS

Overview

We are a Cayman Islands specialty property and casualty reinsurer that provides reinsurance solutions through our reinsurance subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS. Oxbridge Re NS functions as a reinsurance sidecar which increases the underwriting capacity of Oxbridge Reinsurance Limited. Oxbridge Re NS issues participating notes to third party investors, the proceeds of which are utilized to collateralize Oxbridge Reinsurance Limited’s reinsurance obligations. We focus on underwriting fully collateralized reinsurance contracts primarily for property and casualty insurance companies in the Gulf Coast region of the United States, with an emphasis on Florida. We specialize in underwriting medium frequency, high severity risks, where we believe sufficient data exists to analyze effectively the risk/return profile of reinsurance contracts.

We underwrite reinsurance contracts on a selective and opportunistic basis as opportunities arise based on our goal of achieving favorable long-term returns on equity for our shareholders. Our goal is to achieve long-term growth in book value per share by writing business that generates attractive underwriting profits relative to the risk we bear. Additionally, we intend to complement our underwriting profits with investment profits on an opportunistic basis.

Our underwriting business focus is on fully collateralized reinsurance contracts for property catastrophes, primarily in the Gulf Coast region of the United States. Within that market and risk category, we attempt to select the most economically attractive opportunities across a variety of property and casualty insurers. As we attempt to grow our capital base, we expect that we will consider growth opportunities in other geographic areas and risk categories.

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

Recent Developments

Oxbridge Acquisition Corp.

On August 16, 2021, Oxbridge Acquisition Corp. (“Oxbridge Acquisition,” “OXAC,” or “the SPAC”), a Cayman Islands special purpose acquisition company in which the Company has an indirect investment through its wholly-owned licensed reinsurance subsidiary Oxbridge Reinsurance Limited (“OXRE”), announced the closing of an initial public offering of units (“Units”). In the initial public offering, Oxbridge Acquisition sold an aggregate of 11,500,000 Units at a price of $10.00 per unit, resulting in total gross proceeds of $115,000,000. Each Unit consisted of one Class A ordinary share and one redeemable warrant, with each warrant entitling the holder thereof to purchase one Class A ordinary share of Oxbridge Acquisition at a price of $11.50 per share.

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

On August 11, 2021, OXRE entered into a Share Purchase Agreement with Sponsor (the “Share Purchase Agreement”) under which OXRE purchased the Sponsor Equity Interest for an aggregate purchase price of $2,000,000. Under the Share Purchase Agreement, OXRE acquired an aggregate of 1,500,000 ordinary shares and 3,094,999 preferred shares of Sponsor. The preferred shares of Sponsor generally entitle the holders thereof to receive the net proceeds, if any, received by Sponsor from the sale, exchange, or disposition of the Private Placement Warrants or the shares issuable upon the exercise thereof, and the ordinary shares of Sponsor are equivalent to the value of the Class B Shares of Oxbridge Acquisition held by Sponsor. In addition to the foregoing, the Share Purchase Agreement contains customary representations, warranties, and covenants.

Our Business Strategy

Our goal is to achieve attractive risk-adjusted returns for our shareholders through the prudent management of underwriting and investments risks relative to our capital base. To achieve this objective, the following are the principal elements of our business strategy.

5

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

•

Take Advantage of Market Opportunities. Although our business is initially focused on catastrophe coverage for Gulf Coast insurers and globally through Industry loss warranties or "ILW’s," we intend to continuously evaluate various market opportunities in which our business may be strategically or financially expanded or enhanced in the future. Such opportunities could take the form of investing into related party special purpose acquisition companies, further diversifying our business into other geographic or market areas, which could include quota share reinsurance contracts, joint ventures, renewal rights transactions, corporate acquisitions of other insurers or reinsurers, spinoffs, mergers or the formation of insurance or reinsurance platforms in new markets.

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

Investment Strategy

Our Company takes an opportunistic approach with respect to investment income, and intend to increase shareholder value through supplemental investment income when favorable opportunities are available. The Company, from time to time, and dependent upon favorable investment conditions and our investment guidelines, may invest in real estate and other ventures that have the potential to increase shareholder value. Through its reinsurance subsidiaries, the Company has made and intend to make future investments that can contribute to the growth of capital and surplus in its licensed reinsurance subsidiaries over time.

Some of our company’s capital is held in trust accounts that collateralize the reinsurance policies that we write. The investment parameters for capital held in such trust accounts are generally established by the cedant for the relevant policy. Currently, all amounts held in trust accounts are in cash and cash equivalents.

Our Board of Directors periodically reviews our investment policy and returns.

Claims Management

Claims are managed internally by the company’s management team. Management reviews and responds to initial loss reports, administers claims databases, determines whether further investigation is required and where appropriate, retains outside claims counsel, establishes case reserves and approves claims for payment. In addition, we may conduct audits of any significant client throughout the year, and in the process, evaluate our clients’ claims handling abilities, reserving philosophies, loss notification processes and the overall quality of our clients’ performance.

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

Employees

As of March 30, 2022, we had three employees and depending on the Company’s outlook, may consider hiring additional resources in the foreseeable future. We believe that our relations with our employees are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements. We believe that we will continue to have relatively few employees and intend to outsource some functions to specialist firms in the Cayman Islands if and when we determine that such functions are necessary. We intend to use the expertise of our Board of Directors and where necessary, external consultants to provide any other service we may require from time to time.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances may have an adverse effect on our business, cash flows, financial condition and results of operations. In that case, the market price of our securities could decline, and you may lose some or all of your investment. Such risks include, but are not limited to:

•

We have made a significant investment in the sponsor of a blank check company commonly referred to as a special purpose acquisition company (“SPAC”), and will suffer the loss of all of our investment if the SPAC does not complete an acquisition by November 16, 2022 (subject to an extension through to May 16, 2023).

•	Our use of fair value accounting of our indirect investment in Oxbridge Acquisition could result in income statement volatility.
•	Failure to become rated by A.M. Best, or receipt of a negative rating, could significantly and negatively affect our ability to grow.
•	Established competitors with greater resources may make it difficult for us to effectively market our products or offer our products at a profit.
•	If actual renewals of our existing contracts do not meet expectations, our premiums assumed in future years and our future results of operations could be materially adversely affected.
•	Reputation is an important factor in the reinsurance industry, and our lack of an established reputation may make it difficult for us to attract or retain business.
•	If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be significantly and negatively affected.
•	The property and casualty reinsurance market may be affected by cyclical trends and over-supply.
•

Our operations could be materially and adversely affected by measures implemented by the Cayman Islands’ government, as well as international federal, state and local governments to cope with public health issues such as the outbreak of COVID-19, resulting in a material impact to our financial position and results of operations.

•	Our property and property catastrophe reinsurance operations will make us vulnerable to losses from catastrophes and may cause our results of operations to vary significantly from period to period.
•

We could face unanticipated losses from war, terrorism, and political unrest, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.

•	We depend on our clients’ evaluations of the risks associated with their insurance underwriting, which may subject us to reinsurance losses.
•	Changing climate conditions may adversely affect our financial condition, profitability or cash flows.
•	Operational risks, including human or systems failures, are inherent in our business.
•	The effect of emerging claim and coverage issues on our business is uncertain
•	We are required to maintain sufficient collateral accounts, which could significantly and negatively affect our ability to implement our business strategy.
•	The inability to obtain business provided from brokers could adversely affect our business strategy and results of operations.
•	The involvement of reinsurance brokers may subject us to their credit risk.
•

We may be unable to purchase reinsurance for the liabilities we reinsure, and if we successfully purchase such reinsurance, we may be unable to collect, which could adversely affect our business, financial condition and results of operations.

•	U.S. and global economic downturns could harm our business, our liquidity and financial condition and the price of our securities.
•	Our ability to implement our business strategy could be delayed or adversely affected by Cayman Islands employment restrictions.

•	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
•

If we lose or are unable to retain our senior management and other key personnel and are unable to attract qualified personnel, our ability to implement our business strategy could be delayed or hindered, which, in turn, could significantly and negatively affect our business.

•

There are differences under Cayman Islands corporate law and Delaware corporate law with respect to interested party transactions which may benefit certain of our shareholders at the expense of other shareholders.

•	Any suspension or revocation of our reinsurance license would materially impact our ability to do business and implement our business strategy.
•	Our reinsurance subsidiaries are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.
•	As a holding company, we will depend on the ability of our subsidiaries to pay dividends.
•	We are subject to the risk of possibly becoming an investment company under U.S. federal securities law.
•	Insurance regulations to which we are, or may become, subject, and potential changes thereto, could have a significant and negative effect on our business.
•	We will likely be exposed to credit risk due to the possibility that counterparties may default on their obligations to us.
•	Provisions of our Third Amended and Restated Memorandum and Articles of Association (“Articles”) could adversely affect the value of our securities.
•	Provisions of the Companies Law of the Cayman Islands could prevent a merger or takeover of our company.
•

Holders of our securities may have difficulty obtaining or enforcing a judgment against us, and they may face difficulties in protecting their interests because we are incorporated under Cayman Islands law.

•	Provisions of our Articles may reallocate the voting power of our ordinary shares.
•

We do not currently have an effective registration statement registering the issuance of the shares underlying our publicly traded warrants, and therefore you may not be able to exercise the warrants in a cash exercise.

•	We may become subject to taxation in the Cayman Islands which would negatively affect our results.
•	We may be subject to United States federal income taxation.
•

We may be treated as a PFIC, in which case a U.S. holder of our ordinary shares should be subject to disadvantageous rules under U.S. federal income tax laws.We may be treated as a CFC and may be subject to the rules for related person insurance income, and in either case this may subject a U.S. holder of our ordinary shares to disadvantageous rules under U.S. federal income tax laws.

•	United States tax-exempt organizations who own ordinary shares may recognize unrelated business taxable income.
•	Changes in United States tax laws may be retroactive and could subject us, and/or United States persons who own ordinary shares to United States income taxation on our undistributed earnings.
•	We do not intend to resume paying cash dividends in the foreseeable future.

ITEM 1A RISK FACTORS

Risks Relating to Our Business

We have made a significant investment in the sponsor of a blank check company commonly referred to as a special purpose acquisition company (“SPAC”), and will suffer the loss of all of our investment if the SPAC does not complete an acquisition by November 16, 2022 (subject to an extension through to May 16, 2023)

In August 2021, we made an investment of $2,000,000 in OAC Sponsor Ltd (“Sponsor”), that served as the sponsor of Oxbridge Acquisition Corp., a special purpose acquisition company (“Oxbridge Acquisition”). The investment was made to fund, in part, Sponsor’s purchase of private placement warrants of Oxbridge Acquisition as a part of the sponsorship of Oxbridge Acquisition. Prior to a business combination by Oxbridge Acquisition, Sponsor holds 100% of the shares of Class B ordinary shares and 4,897,500 Private Placement Warrants of Oxbridge Acquisition. The Class B shares equal approximately 20% of the outstanding common stock of Oxbridge Acquisition.

The Company owns approximately 49.6% and 63.1% of the ordinary shares and preferred shares, respectively, of the Sponsor (the “Sponsor Equity Interest”). The preferred shares of Sponsor are nonvoting shares and generally entitle the holders thereof to receive the net proceeds, if any, received by Sponsor from the sale, exchange, or disposition of the Private Placement Warrants or the shares issuable upon the exercise thereof, and the ordinary shares of Sponsor (which are voting shares in Sponsor) are generally equivalent to the value of the Class B Shares of Oxbridge Acquisition held by Sponsor. Upon the successful completion of a business combination by Oxbridge Acquisition, the proforma ownership of the new company will vary depending on the business combination terms.

There is no assurance that Oxbridge Acquisition will be successful in completing a business combination or that any business combination will be successful. The Company can lose its entire investment in Sponsor if a business combination is not completed by November 16, 2022 (subject to potential extension through to May 16, 2023) or if the business combination is not successful, which would materially adversely impact our shareholder value.

Our use of fair value accounting of our indirect investment in Oxbridge Acquisition could result in income statement volatility, which in turn, could cause significant market price and trading volume fluctuations for our securities.

Our beneficial interests in Oxbridge Acquisition’s Class B shares and Private Placement Warrants are recorded at fair value with changes in fair value being recorded in the consolidated statement of operations during the period of change. The Company’s management makes a significant judgment and assumption that a business combination is more than likely to occur, on the premise that historical statistical data indicates approximately 98% of special purpose acquisition companies accomplishes a business combination. The fair value calculation of the Company’s beneficial interest in OXAC’s Class B shares and Private Placement Warrants is dependent on company-specific adjustments applied to the observable trading prices of OXAC Class A shares and public warrants. The Company relies on an independent valuation specialist who estimates that a specific discount range of 30% sufficiently captures the risk or profit that a market participant would require as compensation for assuming the inherent risk of forfeiture if a business combination doesn’t occur and the lack of marketability of the Company’s beneficial interests in the OXAC. The Company classifies the investment in Oxbridge Acquisition as Level 3 in the fair value hierarchy due to the unobservable input of the company-specific adjustment. However, the Company can lose its entire investment if a business combination is not completed by November 16, 2022 (subject to potential extension through to May 16, 2023) or if the business combination is not successful. Additionally, the fair value of the investment must be remeasured quarterly. Because of this, our earnings may experience greater volatility in the future as a decline in the fair value of our investment in Oxbridge Acquisition could significantly reduce both our earnings and shareholders’ equity, which in turn, could cause significant market price and trading volume fluctuations for our securities.

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

We anticipate that the performance of our reinsurance operations and our investment portfolio will fluctuate from period to period. Fluctuations will result from a variety of factors, including:

•	reinsurance contract pricing;
•	our assessment of the quality of available reinsurance opportunities;
•	the volume and mix of reinsurance products we underwrite;
•	loss experienced on our reinsurance liabilities;
•	our ability to assess and integrate our risk management strategy properly; and
•	the performance of our investment portfolio, including our indirect investment in the SPAC.

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

Furthermore, in certain circumstances, including when CIMA is of the opinion that:

•	a licensee either is or appears to be likely to become unable to meet its obligations as they fall due;
•	a licensee is carrying on its business in a manner which is seen as detrimental to the general public interest or to the interests of its creditors or policy holders;
•	the activities of any member of the licensee’s insurance group are detrimental to those interests of the licensee’s creditors, as well as its policy holders;
•	a licensee has contravened the Law or the Money Laundering Regulations (2015 Revision) of the Cayman Islands;
•	the licensee has failed to comply with a condition of its license such as maintaining a margin of solvency as prescribed by CIMA;
•	the direction and/or management of the licensee’s business has not been conducted in a fit and proper manner;
•	a director, manager or officer of the licensee’s business is not someone who would qualify or be seen as a person suitable to hold the respective position;
•	any person who is either holding or acquiring control or ownership of the licensee is not a fit and proper person to have such control or ownership;
•	the licensee has ceased to carry on business; or
•	the licensee is placed in liquidation or is dissolved;

CIMA may take one of a number of steps, including:

•	requiring the licensee to take steps to rectify the matter;
•	suspending the license of the licensee pending a full inquiry into the licensee’s affairs;
•	revoking the license;
•	imposing conditions upon the licensee in terms of decisions made by it, including the suspension of voting rights or nullification of votes cast by it, and amending or revoking any such condition;
•	requiring the substitution or removal of any director, manager or officer of the licensee, at the expense of the licensee;
•	appointing a person to advise the licensee on the proper conduct of its affairs, at the expense of the licensee;
•	appointing a person to assume control of the licensee’s affairs; or
•	otherwise requiring such action to be taken by the licensee as CIMA considers necessary.

Failures to comply with a direction given by CIMA may be punishable by a fine of up to five hundred thousand Cayman Islands dollars (US$609,756.10 based on the Cayman Islands’ pegged exchange rate of CI$0.82 per US$1.00) or imprisonment for a term of five years or both, and a fine of an additional ten thousand Cayman Islands dollars (US$12,195.12) for every day after conviction on which the offense so continues.

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

Regardless of whether the term “applicable insurance liabilities” includes not only the unpaid loss and loss adjustment expenses but also the paid loss and loss adjustment expenses, we believe that each of Oxbridge Reinsurance Limited and Oxbridge Re NS met the requirements for being a “qualified insurance corporation” for the 2021 and 2020 years. For years prior to 2020, we also believe that each of those corporations met the requirement of being predominantly engaged in an insurance business. Accordingly, we believe that we have not been a PFIC during 2021 or prior years. We do not have an expectation, however, as to whether or not we may be a PFIC in years after 2021. If you are a United States person, we urge you to consult your own tax advisor concerning the potential tax consequences to you under the PFIC rules.

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

ITEM 2 PROPERTIES

We currently lease office space at Suite 201, 42 Edward Street, Georgetown, Grand Cayman. We believe that our current office is suitable and sufficient for us to conduct our operations for the foreseeable future.

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

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Ordinary Shares

The following table sets forth the high and low sales price per share of our ordinary shares as reported on The NASDAQ Capital Market for the periods indicated:

	2021		2020
	High	Low	High	Low
First Quarter	$5.88	$1.75	$1.86	$0.72
Second Quarter	$3.55	$1.83	$3.89	$0.77
Third Quarter	$4.85	$2.50	$9.62	$0.95
Fourth Quarter	$7.13	$1.73	$3.54	$1.54

Holders of Record and Tax Information

                As of March 30, 2022, there were 13 holders of record of our ordinary shares. There are no current applicable Cayman Islands laws, decrees or regulations relating to restrictions on the import or export of capital or exchange controls affecting remittances of dividends, interest and other payments to non-resident holders of our ordinary shares. There are no existing laws or regulations of the Cayman Islands imposing taxes or containing withholding provisions to which United States holders of our ordinary shares are subject. There are no reciprocal tax treaties between the Cayman Islands and the United States.

Dividend Policy

                The declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on our results of operations and cash flows, our financial position and capital requirements, general business conditions, rating agency guidelines (if applicable), any legal, tax, regulatory and contractual restrictions on the payment of dividends, and any other factors considered relevant by our Board of Directors. Our ability to pay dividends will also depend on the requirements of any future financing agreements to which we may be a party and the ability of our reinsurance subsidiaries, or other subsidiaries, to pay dividends to us. Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited and Oxbridge Re NS, our reinsurance subsidiaries, are subject to Cayman Islands regulatory constraints that affect their ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for Oxbridge Reinsurance Limited and Oxbridge Re NS is $500. As of December 31, 2021, both subsidiaries exceeded the minimum requirement. By law, Oxbridge Reinsurance Limited and Oxbridge Re NS is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

We paid no dividends in both 2021 and 2020.

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

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the year ended December 31, 2021.

Issuer Purchases of Equity Securities

The Company did not repurchase any ordinary shares or warrants in 2021.

ITEM 6  [RESERVED]

Not applicable.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following management discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our Consolidated Financial Statements and the related notes contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

General

The following is a discussion and analysis of our results of operations for the years ended December 31, 2021 and 2020 and our financial condition as of December 31, 2021 and 2020. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, unless the context dictates otherwise.

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

We underwrite reinsurance contracts on a selective and opportunistic basis as opportunities arise based on our goal of achieving favorable long-term returns on equity for our shareholders. Our goal is to achieve long-term growth in book value per share by writing business that generates attractive underwriting profits relative to the risk we bear. Additionally, we complement our underwriting profits with investment profits on an opportunistic basis. Our underwriting business focus is on fully collateralized reinsurance contracts for property catastrophes, primarily in the Gulf Coast region of the United States, with an emphasis on Florida. Within that market and risk category, we attempt to select the most economically attractive opportunities across a variety of property and casualty insurers. As our capital base grows, however, we expect that we will consider further growth opportunities in other geographic areas and risk categories.

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

Impact of COVID-19 on Business Operations

We reacted quickly and decisively to the COVID-19 crisis when we became aware of the potential impact on our business operations. We have continued to monitor and adjust our operations as the global pandemic unfolds. As local directives had required us to transition our operations to remote working arrangements, all functions remained fully operational with all employees having remote access to the Company’s network and IT systems. Each employee was equipped with a computer and related equipment at their home to ensure access to our network and efficiency. Prior to the COVID-19 crisis we had general remote, work-from-home capabilities and had previously tested those systems. We have experienced no material disruption in our business operations. As of December 31, 2021, our operations are back to normal. However, should the situation change for the worse, we will revert to working remotely.

PRINCIPAL REVENUE AND EXPENSE ITEMS

Revenues

We derive our most significant revenues from three principal sources:

•	premiums assumed from reinsurance on property and casualty business;
•	income from investments and unrealized gain (loss) on other investments;
•	other fee income from management and underwriting performance of the reinsurance side-car; and
•	income under our Administrative Services Agreement

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

Investment Income

Income from our investments is primarily comprised of net realized and unrealized gains (losses) interest income and dividends on investment securities. Such income is primarily from the Company’s investments, which includes other investments in Oxbridge Acquisition Corp. and investments held in trust accounts that collateralize the reinsurance policies that we write. The investment parameters for trust accounts are generally be established by the cedant for the relevant policy.

Fee and other income

The Company earns management fee income from providing management services for the reinsurance side-car operations. The Company is also entitled to a performance fee should the side-car underwriting results be profitable for a specific treaty period.

Administrative Services Agreement

Commencing on the effective date of the SPAC’s IPO, the Sponsor agreed to pay the Company a total of up to $10,000 per month, through to November 16, 2022, for office space, utilities, secretarial and administrative support to the Sponsor and the SPAC. Upon completion of the SPAC’s initial Business Combination or the SPAC’s liquidation, the Sponsor will cease paying these monthly fees. For the year ended December 31, 2021, the Company received $50,000 from the Sponsor under the Administrative Services Agreement, which is included in “net investment and other income” in the consolidated statements of operations.

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

RESULTS OF OPERATIONS

                The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2021	2020

Revenue
Assumed premiums	$904	864
Change in unearned premiums reserve	61	29

Net premiums earned	965	893
Net investment and other income	99	102
Net realized investment gain	755	374
Unrealized gain on other investments	9,173	-
Change in fair value of equity securities	(767)	(155)

Total revenue	10,225	1,214

Expenses
Losses and loss adjustment expenses	158	-
Policy acquisition costs and underwriting expenses	106	98
General and administrative expenses	1,305	1,028

Total expenses	1,569	1,126

Income before income attributable to noteholders	8,656	88

Income attributable to noteholders	(91)	(138)

Net income (loss)	$8,565	(50)

Earnings (Loss) per share
Basic and Diluted	$1.49	(0.01)

Weighted-average shares outstanding
Basic and Diluted	5,735,779	5,733,587

Performance ratios to net premiums earned:
Loss ratio	16.4%	0.0%
Acquisition cost ratio	11.0%	11.0%
Expense ratio	146.2%	126.1%
Combined ratio	162.6%	126.1%

Comparison of the Year Ended December 31, 2021 to Year Ended December 31, 2020

General. Net income for the year ended December 31, 2021 was $8.56 million or $1.49 basic and diluted earnings per share compared to a net loss of $50 thousand or ($0.01) basic and diluted loss per share for the year ended December 31, 2020. The significant increase in profitability is primarily due to the significant unrealized gains on the Company’s investment in Oxbridge Acquisition Corp. during the year ended December 31, 2021 when compared with prior year.

Premium Income. Net premiums earned typically reflects the pro-rata inclusion into income of premiums assumed (net of loss experience refund and premiums ceded) over the life of the reinsurance contracts. Net premiums earned for the year ended December 31, 2021 increased $72 thousand, to $965 thousand, from $893 thousand for the year ended December 31, 2020. The increase is due to the acceleration of premium recognition on one of the Company’s reinsurance contract due to a limit loss suffered during the year, as well as higher rates on reinsurance contracts during the year ended December 31, 2021, when compared to the prior year.

Losses Incurred. Losses incurred for the year ended December 31, 2021 increased to $158 thousand from $0, for the year ended December 31, 2020. The increase during the year is wholly due to the triggering of a limit loss on one of the Company’s reinsurance contracts, due to the impact of Hurricane Ida on our book of business

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs and underwriting expenses for the year ended December 31, 2021 increased by $8 thousand, to $106 thousand from $98 thousand for the year ended December 31, 2020. The increase is due wholly due to the acceleration of premium recognition as mentioned above, and the resulting acceleration of policy acquisition costs, as well as higher rates on reinsurance contracts during the year ended December 31, 2021, when compared to the prior year.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2021 increased by $277 thousand to $1.30 million from $1.03 million for the year ended December 31, 2020. The increase is due to expense fluctuations during the year ended December 31, 2021 as well as the recording of an allowance for uncollectible premiums of $181,000 as a result of the financial condition of one of our ceding insurers who was ordered into receivership subsequent to year end.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio for the year ended December 31, 2021 increased to 16.4% from 0% for the December 31, 2020. The increase during the year ended December 31, 2021 is wholly due to the limit losses suffered on one of our reinsurance contract as a result of Hurricane Ida, partially offset by a higher denominator in net premiums earned, compared with the previous year.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio remained consistent at 11% for both years December 31, 2021 and 2020.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and general and administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio increased from 126.1% for the year ended December 31, 2020 to 146.2% for the year ended December 31, 2021. The increase due primarily to the recording of an allowance for uncollectible premiums of $181,000 as a result of the financial condition of one of our ceding insurers who was ordered into receivership subsequent to year end.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. The combined ratio increased from 126.1% for the year ended December 31, 2020 to 162.6% for the year ended December 31, 2021. The increase is due to the increase in loss ratio during the year ending December 31, 2021 as a result of limit loss suffered under one of our reinsurance contracts, when compared with the prior year, as well as the recording of an allowance for uncollectible premiums of $181,000 as a result of the financial condition of one of our ceding insurers who was ordered into receivership subsequent to year end.

FINANCIAL CONDITION – DECEMBER 31, 2021 COMPARED TO DECEMBER 31, 2020

Restricted Cash and Cash Equivalents. As of December 31, 2021, our restricted cash and cash equivalents decreased by $23 thousand, to $1.8 million from $1.9 million as of December 31, 2020. The decrease is the net result of the withdrawal of collateral on expiry of contract, and the deposit of collateral for new treaty period during the year ended December 31, 2021.

Investments. As of December 31, 2021, our investments decreased marginally by $210 thousand or to $577 thousand, from $787 thousand as of December 31, 2020. The decrease is primarily a result of the net sales of equity securities and the fluctuation in the prices of equity securities during the year ended December 31, 2021.

Other investments. As of December 31, 2021, our other investments increased to $11.1 million from $0 at December 31, 2020. The increase is due to the successful launch of Oxbridge Acquisition Corp., a special purpose acquisition company in which the Company has an equity investment measured at fair value.

Losses payable. As of December 31, 2021, our losses payable increased to $158 thousand from $0 at December 31, 2020. The increase is due to the limit loss on one of our reinsurance contracts impacting our book of business as a result of Hurricane Ida.

Notes Payable to Noteholders. As of December 31, 2021, our notes payable remained the same at $216 thousand. These notes relate to Series 2020-1 participating notes issued by our reinsurance sidecar subsidiary, Oxbridge Re NS during the quarter ending December 31, 2020.

Unearned Premiums Reserve. As of December 31, 2021, our unearned premiums reserve decreased by $61 thousand, or 14.85%, to $350 thousand, from $411 at December 31, 2020. The decrease is due wholly to the recognition of premium income on in-force reinsurance contracts during the year ending December 31, 2021.

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

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts (net of brokerage fees and federal excise taxes, where applicable) and investment income, including interest, dividends and realized gains, and administrative services income from OAC Sponsor Ltd. We use cash to pay losses and loss adjustment expenses, other underwriting expenses, dividends, and general and administrative expenses. Substantially all of our surplus funds, net of funds required for cash liquidity purposes, are invested in accordance with our business plan and investment guidelines. Our investment portfolio, except for our investment in OAC sponsor Ltd., is primarily comprised of cash and highly liquid securities, which can be liquidated, if necessary, to meet current liabilities, We believe that we have sufficient flexibility to liquidate any securities that we own to generate liquidity.

As of December 31, 2021, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no plans to issue debt and expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to Cayman Islands regulatory constraints that affect their ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for each subsidiary is $500. As of December 31, 2021, Oxbridge Reinsurance Limited and Oxbridge Re NS exceeded the minimum required. By law, Oxbridge Reinsurance Limited and Oxbridge Reinsurance NS are restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing and financing activities for the years ended December 31, 2021 and 2020 are summarized below.

Cash Flows for the Year ended December 31, 2021 (in thousands)

Net cash used in operating activities for the year ended December 31, 2021 totaled $253, which consisted primarily of cash received from investments and net written premiums less cash disbursed for operating expenses. Net cash used in investing activities of $1,805 was primarily due to other investments and the net purchase of equity securities. There was no cash used in or provided by financing activities.

Cash Flows for the Year ended December 31, 2020 (in thousands)

Net cash used in operating activities for the year ended December 31, 2020 totaled $266, which consisted primarily of cash received from investments and net written premiums less cash disbursed for operating expenses. Net cash provided by investing activities of $110 was primarily due to the net proceeds from sale of equity securities. Net cash used in financing activities totaled $384 which is the net result of redemption of Series 2019-1 participating notes and proceeds on issuance of Series 2020-1 participating notes.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2021, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Exposure to Catastrophes

As with other reinsurers, our operating results and financial condition could be adversely affected by volatile and unpredictable natural and man-made disasters, such as hurricanes, windstorms, earthquakes, floods, fires, riots and explosions. Although we attempt to limit our exposure to levels we believe are acceptable, it is possible that an actual catastrophic event or multiple catastrophic events could have a material adverse effect on our financial condition, results of operations and cash flows. As described under “CRITICAL ACCOUNTING POLICIES—Reserves for Losses and Loss Adjustment Expenses” below, under accounting principles generally accepted in the United States of America (“GAAP”), we are not permitted to establish loss reserves with respect to losses that may be incurred under reinsurance contracts until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date may be established, with no provision for a contingency reserve to account for expected future losses.

CRITICAL ACCOUNTING POLICIES

We are required to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. These accounting policies pertain to fair value measurements, particular with respect to our beneficial interest in Oxbridge Acquisition Corp., premium revenues and risk transfer, reserve for loss and loss adjustment expenses, and deferred acquisition costs.

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

The three levels of the fair value hierarchy under GAAP are as follows:

Level 1  Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;

Level 2  Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active;

and

Level 3  Inputs that are unobservable.

Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. For fixed maturity securities, inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics, broker quotes for similar securities and other factors. The fair value of investments in stocks and exchange-traded funds is based on the last traded price. The fair value of our indirect investment in Oxbridge Acquisition Corp. is based on the fair value calculation made by an independent valuation expert utilizing observable and unobservable inputs. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Company’s investment custodians and management. The investment custodians and management consider observable data to be market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant markets. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument, as well as the marketability of the instrument and the risk of forfeiture of such instrument.

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

As at December 31, 2021 we had no reserves for loss and loss adjustment expenses due to no significant events occurring during the year and no reported claims on contract in force. See Note 7 to the consolidated financial statements.

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data have been filed as a part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 50 of this Annual Report on Form 10-K.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None.

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and our principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K (December 31, 2021). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than the information regarding our code of ethics set forth below, the information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after December 31, 2021.

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

ITEM 11 EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after December 31, 2021.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after December 31, 2021.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after December 31, 2021.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after December 31, 2021.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of the Report

                The Consolidated Financial Statements, other financial information, financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 50 of this Annual Report on Form 10-K.

(b) Exhibits

Reference is made to the separate exhibit index contained on page 48 filed herewith.

(c) Financial Statement Schedules

                The financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 50 of this Annual Report on Form 10-K.

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

4.4

Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.5 to Oxbridge Re Holdings Limited’s Annual Report on Form 10-K filed March 23, 2020) (Commission File No. 1-36346).

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

10.10

Share Purchase Agreement, dated August 11, 2021, by and between Oxbridge Reinsurance Limited and OAC Sponsor Ltd. (incorporated by reference to Exhibit 10.7 to Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q filed November 7, 2021) (Commission File No. 1-36346).

21	List of Subsidiaries of Oxbridge Re Holdings Limited.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101

The following materials from Oxbridge Re Holdings Limited’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements.

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

By	/s/ JAY MADHU
Jay Madhu
Chief Executive Officer and President (Principal Executive Officer)

Date:	March 30, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 30, 2022 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ WRENDON TIMOTHY	/s/ JAY MADHU
Wrendon Timothy	Jay Madhu
Chief Financial Officer and Secretary	Chief Executive Officer, President and Director
(Principal Financial Officer and Principal Accounting Officer)	(Principal Executive Officer)

/s/ LESLEY THOMPSON	/s/ KRISHNA PERSAUD
Lesley Thompson	Krishna Persaud
Director	Director

/s/ RAY CABILLOT
Ray Cabillot
Director

Index to Consolidated Financial Statements and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Oxbridge Re Holdings Limited

Grand Cayman, Cayman Islands:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Oxbridge Re Holdings Limited and Subsidiaries (the "Company"), as of December 31, 2021 and 2020 and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for the years then ended and the related notes and the consolidated financial statement schedules (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

To the Shareholders and the Board of Directors

Oxbridge Re Holdings Limited

Page Two

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Reserve for Loss and Loss Adjustment Expenses

At December 31, 2021, the Company had no reserve for loss and loss adjustment expenses. As described in Notes 2 and 7 of the consolidated financial statements, reserve for loss and loss adjustment expense is determined based on the claims reported by the Company's ceding insurers and for losses incurred but not reported ("IBNR").  Inherent in the estimate of ultimate loss and loss adjustment expenses for the property and casualty, including catastrophe events, are the uncertainties of future expected trends in claim severity and frequency which may vary significantly as claims are settled. The uncertainties are primarily due to the preliminary nature of the information, the lapse of time to receive the reporting of the claims and the ultimate settlement of the claims, the diversity of development patterns among different types of reinsurance treaties, and the reliance on the cedents and brokers for information regarding claims. In particular, the estimate of ultimate loss and loss adjustment expenses is sensitive to significant assumptions including the initial expected loss ratio, paid and incurred loss development factors, the selection and weighting of the principal actuarial methods applied to project the ultimate losses, and the estimate of the ultimate loss for a catastrophe event.

Auditing management's estimate of reserve for loss and loss adjustment expenses is complex and involves a high degree of subjectivity in evaluating management’s methods and assumptions used in determining the loss and loss adjustment expenses which includes the valuation of the IBNR reserves.

Addressing the matter involved performing audit procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included obtaining an understanding of, and testing over, the Company's estimation process. Our audit procedures also included, among others, agreeing the key contract terms to the terms used in the reserve calculation (including coverage basis and years of coverage) and agreeing outstanding loss reserves and paid losses to original source documentation.

Fair Value Measurement of Other Investments

At December 31, 2021, the Company's Other Investments reported in the consolidated balance sheet were $11.2 million.  As described in Note 2 - Summary of Significant Accounting Policies and Note 4 - Investments to the consolidated financial statements.  Other Investments represents the Company's beneficial interests in Oxbridge Acquisition Corp. ("OXAC"), a special purpose acquisition company, Class B shares and the Private Placement Warrants. Other Investments are recorded at fair value. The fair value calculation of the Company's beneficial interest in OXAC's Class B shares and Private Placement Warrants is dependent on company-specific adjustments applied to the observable trading prices of OXAC Class A shares and public warrants. The Company's management estimates that a specific discount to capture the risk or profit that a market participant would require as compensation for assuming the inherent risk of forfeiture if a business combination doesn't occur and the lack of marketability of the Company's beneficial interests in the OXAC. The Company has selected a discount of 30% due to the unobservable nature of this company-specific adjustment. The Company classifies the Other Investment as Level 3 in the fair value hierarchy. The methods used by management in determining the adjustment to the Company's most recent fair value are complex and subjective based on the judgement that is required to determine the key inputs and assumptions which can significantly impact the adjustments recognized.

The principal considerations for our determination of the fair value measurement of other investments as a critical audit matter are the subjectivity of the inputs and assumptions that management utilized in determining the adjustment to the Company's most recent fair value of other investments. This required a high degree of effort and judgment in selecting the audit procedures to evaluate management's estimates and assumptions as it relates to the valuation of other investments, including the use of an auditor's specialist.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included among others obtaining an understating of, and testing management's process for evaluating fair value adjustments. Performing these procedures involved testing of the completeness and accuracy of the data utilized by management and evaluated the reasonableness of management's assumptions used to develop an estimate of fair value. In addition, we engaged a specialist to develop an independent estimate of fair value of the other investments and comparison of management's estimate to the independently developed estimate of fair value.

HACKER, JOHNSON & SMITH PA

We have served as the Company’s auditor since 2013.

Tampa, Florida

March  30 , 2022

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At December 31,
	2021	2020
Assets
Investments:
Equity securities, at fair value (cost : $1,522 and $965)	577	787
Cash and cash equivalents	3,527	5,562
Restricted cash and cash equivalents	1,891	1,914
Accrued interest and dividend receivable	-	1
Premiums receivable (net of allowance for uncollectible receivables)	284	464
Other investments	11,173	-
Due from related party	5	-
Deferred policy acquisition costs	38	45
Operating lease right-of-use assets	135	222
Prepayment and other assets	50	75
Property and equipment, net	9	13
Total assets	$17,689	9,083

Liabilities and Shareholders Equity
Liabilities:
Notes payable to noteholders	216	216
Unearned premiums reserve	350	411
Operating lease liabilities	135	222
Accounts payable and other liabilities	337	209
Total liabilities	1,038	1,058

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 5,749,587 and 5,733,587 shares issued and outstanding)	6	6
Additional paid-in capital	32,355	32,294
Accumulated Deficit	(15,710)	(24,275)
Total shareholders’ equity	16,651	8,025
Total liabilities and shareholders’ equity	$17,689	9,083

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Operations

(expressed in thousands of U.S. Dollars, except per share amounts)

	Years Ended December 31,
	2021	2020
Revenue
Assumed premiums	$904	864
Change in unearned premiums reserve	61	29

Net premiums earned	965	893
Net investment and other income	99	102
Net realized investment gain	755	374
Unrealized gain on other investments	9,173	-
Change in fair value of equity securities	(767)	(155)

Total revenue	10,225	1,214

Expenses
Losses and loss adjustment expenses	158	-
Policy acquisition costs and underwriting expenses	106	98
General and administrative expenses	1,305	1,028

Total expenses	1,569	1,126

Income before income attributable to noteholders	8,656	88

Income attributable to noteholders	(91)	(138)

Net income (loss)	$8,565	(50)

Earnings (Loss) per share
Basic and Diluted	$1.49	(0.01)

Weighted-average shares outstanding
Basic and Diluted	5,735,779	5,733,587

See accompanying Notes to Consolidated Financial Statements

F-4

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

 (expressed in thousands of U.S. Dollars)

	Years Ended December 31,
	2021	2020

Net income (loss)	$8,565	(50)
Other comprehensive income (loss):
Total other comprehensive income (loss)	-	-

Comprehensive income (loss)	$8,565	(50)

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

 (expressed in thousands of U.S. Dollars)

	Years ended December 31
	2021	2020
Operating activities
Net income (loss)	$8,565	(50)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	61	32
Depreciation and amortization	7	10
Net realized investment gains	(755)	(374)
Change in fair value of equity securities	767	155
Change in fair value of other investments	(9,173)	-
Change in operating assets and liabilities:
Accrued interest and dividend receivable	1	11
Premiums receivable	180	42
Due from related party	(5)	-
Deferred policy acquisition costs	7	3
Prepayment and other assets	25	4
Unearned premiums reserve	(61)	(29)
Accounts payable and other liabilities	128	(70)

Net cash used in operating activities	$(253)	(266)

Investing activities
Purchase of equity securities	(1,148)	(2,592)
Purchase of other investments	(2,000)	-
Proceeds from sale of equity securities	1,346	2,716
Purchase of property and equipment	(3)	(14)

Net cash (used in) / provided by investing activities	$(1,805)	110

Financing activities
Proceeds on issuance of notes payable	-	216
Redemption of notes payable	-	(600)

Net cash used in by financing activities	$-	(384)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

 (expressed in thousands of U.S. Dollars)

	Years ended December 31
	2021	2020

Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the year	(2,058)	(540)
Balance at beginning of year	7,476	8,016

Balance at end of year	$5,418	7,476

Supplemental disclosure of cash flow information
Interest paid	$-	-
Income taxes paid	$-	-

Non-cash investing activities
Operating lease right-of-use assets	$-	169
Operating lease liabilities	$-	169

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2021 and 2020

 (expressed in thousands of U.S. Dollars, except per share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2019	5,733,587	6	32,262	(24,225)	8,043
Net income (loss)	-	-	-	(50)	(50)
Stock-based compensation	-	-	32	-	32
Balance at December 31, 2020	5,733,587	6	32,294	(24,275)	8,025

Net income (loss)	-	-	-	8,565	8,565
Issuance of restricted stock	16,000	-	-	-	-
Stock-based compensation	-	-	61	-	61
Balance at December 31, 2021	5,749,587	6	32,355	(15,710)	16,651

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates: In preparing the consolidated financial statements, management was required to make certain estimates and assumptions that affect the reported amounts of the consolidated assets, liabilities, revenues, expenses and related disclosures at the financial reporting date and throughout the periods being reported upon. Certain of the estimates result from judgments that can be subjective and complex and consequently actual results may differ from these estimates, which would be reflected in future periods. Material estimates that are particularly susceptible to significant change in the near-term relate to the fair value of the Company’s investment in Oxbridge Acquisition Corp., the allowance for uncollectible receivables and the determination of the reserve for losses and loss adjustment expenses (if any), which may include amounts estimated for claims incurred but not yet reported. The Company uses various assumptions and actuarial data it believes to be reasonable under the circumstances to make these estimates. In addition, accounting policies specific to valuation of investments involve significant judgments and estimates material to the Company’s consolidated financial statements. Although considerable variability is likely to be inherent in these estimates, management believes that the amounts provided are reasonable. These estimates are continually reviewed and adjusted if necessary. Such adjustments are reflected in current operations.

 OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Investments: The Company from time to time invests in fixed-maturity securities and equity securities, and for which its fixed-maturity securities are classified as available-for- sale. The Company’s available for sale debt investments are carried at fair value with changes in fair value included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. For the Company’s investment in equity securities, and for the Company’s investment in the special purpose acquisition company Oxbridge Acquisition Corp. classified as “other investments”, the changes in fair value are recorded within the consolidated statements of operations.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument, as well as the marketability of the instrument and the inherent risk of forfeiture of such instrument. Management utilizes the services of an independent valuation specialist to estimate the fair value of Level 3 securities.

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At December 31, 2021, the DAC was considered fully recoverable and no premium deficiency loss was recorded.

Property and equipment: Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the years ended December 31, 2021 and 2020, there were no impairments in property and equipment.

Allowance for uncollectible receivables: Management evaluates credit quality by evaluating the exposure to individual counterparties; where warranted management also considers the credit rating or financial position, operating results and/or payment history of the counterparty. Management establishes an allowance for amounts for which collection is considered doubtful. Adjustments to previous assessments are recognized in operations in the year in which they are determined. At December 31, 2021, an allowance of $181,000 has been determined to be impaired, and accordingly, an allowance for uncollectable receivables has been established. Refer to Note 17.

Reserves for losses and loss adjustment expenses: The Company determines its reserves for losses and loss adjustment expenses, if any, on the basis of the claims reported by the Company’s ceding insurers and for losses incurred but not reported (“IBNR”), management uses the assistance of an independent actuary. The reserves for losses and loss adjustment expenses represent management’s best estimate of the ultimate settlement costs of all losses and loss adjustment expenses. Management believes that the amounts are adequate; however, the inherent impossibility of predicting future events with precision, results in uncertainty as to the amount which will ultimately be required for the settlement of losses and loss expenses, and the differences could be material. Adjustments are reflected in the consolidated statements of operations in the period in which they are determined.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Ceded premiums are written during the period in which the risk incept and are expensed over the contract period in proportion to the period of protection. Unearned premiums ceded consist of the unexpired portion of the reinsurance obtained. There were no unearned premiums ceded at December 31, 2021 and 2020.

                Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at December 31, 2021.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Reclassifications: Any reclassifications of prior period amounts have been made to conform to the current period presentation.

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	December 31,
	2021	2020
	(in thousands)
Cash held on deposit	$3,527	$5,562
Restricted cash held in trust	1,891	1,914
Total	$5,418	$7,476

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

4. INVESTMENTS

The Company from time to time invests in fixed-maturity securities and equity securities, with its fixed-maturity securities classified as available-for-sale. At December 31, 2021 and 2020, the Company did not hold any available-for-sale securities.

Proceeds received, and the gross realized gains and losses from sale of equity securities, for the years ended December 31, 2021 and 2020 are as follows:

	Gross	Gross	Gross
	proceeds from	Realized	Realized
	sales	Gains	Losses
	($ in thousands)

Year ended December 31, 2021
Equity securities	$1,346	$755	$-

Year ended December 31, 2020
Equity securities	$2,716	$377	$(3)

Other Investments

In connection with Oxbridge Acquisition Corp. (“OXAC”) initial public offering (“IPO”) in August 2021, the Company’s affiliate OAC Sponsor Ltd. (“Sponsor”) purchased an aggregate 4,897,500 private placement warrants from OXAC (“Private Placement Warrants”) at a price of $1.00 per warrant. Each Private Placement Warrant is exercisable for one of OXAC’s Class A ordinary share at a price of $ 11.50 per share, and as such meets the definition of a derivative as outlined within ASC 815, Derivatives and Hedging. The Sponsor also purchased an aggregate of 2,875,000 of OXAC’s Class B ordinary shares (the “Class B shares”) par value $0.0001 per share for $25,000. The Class B shares and Private Placement Warrants were issued to and are held by Sponsor. The Class B shares of OXAC held by Sponsor will automatically convert into shares of OXAC’s Class A ordinary shares on a one-for- one basis at the time of OXAC’s initial business combination and are subject to certain transfer restrictions.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

4. INVESTMENTS (continued)

Other Investments (continued)

The Company’s beneficial interests in OXAC’s Class B shares and the Private Placement Warrants are recorded at fair value and are classified in “Other Investments” on the consolidated balance sheets. The fair value calculation of the Company’s beneficial interest in OXAC’s Class B shares and Private Placement Warrants is dependent on company- specific adjustments applied to the observable trading prices of OXAC Class A shares and public warrants. The Company’s management estimates that a specific discount range of 20% to 40% sufficiently captures the risk or profit that a market participant would require as compensation for assuming the inherent risk of forfeiture if a business combination doesn’t occur and the lack of marketability of the Company’s beneficial interests in the OXAC. The Company has selected a discount of 30% based on fair value measurements by an independent valuation expert, and due to the unobservable nature of this company-specific adjustment, the Company classifies the Other Investment as Level 3 in the fair value hierarchy. Subsequent changes in fair value will be recorded in the consolidated statement of operations during the period of the change.

As a result of the re-measurement of our investment in OXAC, we recognize for the year ended December 31, 2021, an unrealized gain on securities of $9,173,349 within our consolidated statement of operations.

Other investments as of December 31, 2021 consist of the following (in thousands):

December 31, 2021

Oxbridge Acquisition Corp. Private Placement Warrants	$1,300
Oxbridge Acquisition Corp. Class B Ordinary Shares	9,873
Total	$11,173

Year Ended December 31, 2021

Beginning of year	$-
Investments in affiliate	2,000
Unrealized gain on investment in affiliate	9,173
End of year	$11,173

If OXAC does not complete a business combination by November 16, 2022 (or through to May 16, 2023 if OXAC extends the period of time to consummate a business), the proceeds from the sale of the Private Placement Warrants (after OXAC IPO transaction costs) will be used to fund the redemption of the shares sold in the OXAC IPO (subject to the requirements of applicable law), and the Private Placement Warrants will expire without value. The Sponsor holds approximately 20% of the total ordinary shares (Class A and Class B) in OXAC along with the 4,897,500 Private Placement Warrants, and OXAC is managed by the Company’s executive officers.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

4. INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2021 and 2020:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2021	($ in thousands)
Financial Assets:
Cash and cash equivalents	$3,527	$-	$-	$3,527

Restricted cash and cash equivalents	$1,891	$-	$-	$1,891

Other investments	$-	$-	$11,173	$11,173

Equity securities	$577	$-	$-	$577

Total	$5,995	$-	$11,173	$17,168

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2020	($ in thousands)
Financial Assets:
Cash and cash equivalents	$5,562	$-	$-	$5,562

Restricted cash and cash equivalents	$1,914	$-	$-	$1,914

Equity securities	787	-	-	787

Total	$8,263	$-	$-	$8,263

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

4. INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

The Company utilizes the services of an independent valuation expert (“Valuation Expert”) to determine the fair value of the Company’s indirect investment in OXAC. The Valuation Expert observed that the Class A shares of OXAC trades in a relatively liquid market at the measurement date, and the Company’s share of OXAC’s Class B shares were convertible to OXAC’s Class A Shares on a 1 to 1 basis. The Valuation Expert applied this ratio to the value of OXAC’s Class A shares and then applied an additional 30% discount to account for the lack of marketability and the inherent risk of forfeiture should a business combination not occur.

The Valuation Expert relied on the Black-Scholes option pricing model to determine the fair value of the Company’s beneficial interest in OXAC’s private placement warrants with a strike price of $11.50. The Valuation Expert observed volatility at 24%, expected dividend yield of 0% and the risk-free rate of 0.54%.

There were no transfers between Levels 1, 2 or 3 during the quarter and year ended December 31, 2021.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the other investments classified as Level 3:

Other
Investments
(in thousands)
Fair value of Level 3 other investment at January 1, 2021	$-
Initial fair value as of August 11, 2021	2,000
Change in valuation inputs or other assumptions	9,173
Fair value of Level 3 other investment at December 31, 2021	$11,173

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

5. TAXATION

                Under current Cayman Islands law, no corporate entity, including the Company and the subsidiaries, is obligated to pay taxes in the Cayman Islands on either income or capital gains. The Company and Oxbridge Reinsurance Limited have an undertaking from the Governor-in-Cabinet of the Cayman Islands, pursuant to the provisions of the Tax Concessions Law, as amended, that, in the event that the Cayman Islands enacts any legislation that imposes tax on profits, income, gains or appreciations, or any tax in the nature of estate duty or inheritance tax, such tax will not be applicable to the Company and Oxbridge Reinsurance Limited, or their operations, or to the ordinary shares or related obligations, until April 23, 2033 and May 17, 2033, respectively.

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

In addition, holders of such notes are generally entitled to interest payments, payable annually, as determined by the applicable governing documents of each series of notes.Oxbridge Re Holdings Limited receives an origination and structuring fee in connection with the formation, operation and management of Oxbridge Re NS.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

6. VARIABLE INTEREST ENTITIES (continued)

Notes Payable to Series 2020-1 noteholders

Oxbridge Re NS entered into a retrocession agreement with Oxbridge Reinsurance Ltd on June 1, 2020 and issued $216 thousand of participating notes which provides quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. The participating notes have been assigned Series 2020-1 and are due to mature on June 1, 2023. None of the participating notes were redeemed during the year ended December 31, 2021 or 2020. No new participating notes were issued during the year ended December 31, 2021.

The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for year ended December 31, 2021 was $91,000, and are included within accounts payable and other liabilities as at December 31, 2021. The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the year ended December 31, 2020 was $60,000 and are included within accounts payable and other liabilities at December 31, 2020.

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

The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the year ended December 31, 2020 was $78,000.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table summarizes the Company’s loss and loss adjustment expenses (“LAE”) and the reserve for loss and LAE reserve movements for the years ended December 31, 2021 and 2020

	Year ended
	December 31,
	2021	2020
	($ in thousands)

Gross balance, beginning of year	$-	-
Incurred, net of reinsurance, related to:
Current year	158	-
Prior year	-	-
Total incurred	158	-
Paid related to:
Current year	(158)	-
Prior year	-	-
Total paid	(158)	-
Balance, end of year	$-	-

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

 The losses incurred during the year ended December 31, 2021 related to the a first limit loss suffered by the Company as a result of underwriting exposure to Hurricane Ida, which made landfall in Louisiana on August 29, 2021.

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

The independent actuary employs standard actuarial methods for its analysis each quarter. Such methods may include the:

•	Reported Loss Development Method. Ultimate losses are estimated by calculating past reported loss development factors and applying them to exposure periods with further expected reported loss development. Since reported losses include payments and case reserves, changes in both of these amounts are incorporated in this method.

•	Expected Loss Ratio Method. Ultimate losses are estimated by multiplying earned premiums by an expected loss ratio. The expected loss ratio is selected using industry data, historical company data and actuarial professional judgment. This method is typically used for lines of business and contracts where there are no historical losses or where past loss experience is not credible.

•	Bornhuetter-Ferguson Reported Loss Method. Ultimate losses are estimated by modifying expected loss ratios to the extent reported losses experienced to date differ from what would have been expected to have been reported based upon the selected reported loss development pattern. This method avoids some of the distortions that could result from a large development factor being applied to a small base of reported losses to calculate ultimate losses.

•	Frequency / Severity Method. Ultimate losses are estimated under this method by multiplying the ultimate number of claims (i.e. the frequency multiplied by the exposure base on which the frequency has been determined), by the estimated ultimate average cost per claim (i.e. the severity). By analyzing claims experience by its frequency and severity components, the Company can examine trends and patterns in the rates of claims emergence (i.e. reporting) and settlement (i.e. closure) as well as in the average cost of claims.

The approach is valuable because sometimes there is more inherent stability in the frequency and severity data when viewed separately rather than in the total losses

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

7.  RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (continued)

Reserving methodologies and assumptions (continued)

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

There were no significant changes in the actuarial methodology or assumptions relating to the Company’s reserve for loss and loss adjustment expenses for the year ended December 31, 2021 or 2020.

Claims Development Tables, IBNR Reserves and Claims Frequency

The following table discloses information about the Company’s incurred and paid claims development as of December 31, 2021, as well as cumulative claim frequency and the total of incurred-but-not-reporting and expected development on reported claims included within the net incurred claims amounts. A claim is defined as a reported loss from a cedant on an excess-of-loss reinsurance contract arising from a loss event for which the Company records a paid loss or case reserve. The Company operates a single business segment, being property catastrophe reinsurance.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (continued)

Property Catastrophe Reinsurance

(in thousands)

Incurred Losses and Loss Adjustment Expenses

							As of December 31, 2021
							Total of Incurred-but-Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
							(dollars in thousands)
Accident Year	2016	2017	2018	2019	2020	2021
2016	$14,775	$18,801	$17,795	$17,689	$17,689	$17,689	$-	5
2017		$38,401	$38,401	$38,401	$38,401	$38,401	$-	8
2018			$10,000	$10,000	$10,000	$10,000	$-	2
2019				$-	$-	$-	$-	-
2020					$-	$-	$-	-
2021						$158	$-	1
	Total					$66,248	$-

Cumulative Paid Losses and Loss Adjustment Expenses

For the Years Ended December 31,

(in thousands)

Accident Year	2016	2017	2018	2019	2020	2021
2016	$6,073	$16,073	$17,687	$17,689	$17,689	$17,689
2017		$36,293	$38,401	$38,401	$38,401	$38,401
2018			$6,000	$10,000	$10,000	$10,000
2019				$-	$-	$-
2020					$-	$-
2021						$158
	Total					$66,248
Reserve for loss and loss adjustment expenses at December 31, 2021, net of reinsurance						$-

The following table shows the historical average annual percentage payout of claims at December 31, 2021.

	Average Annual Percentage Payout of Incurred Claims by Age

Years	1	2	3	4	5	6

Property Catastrophe Reinsurance	72.2%	34.0%	9.1%	0.0%	0.0%	0%

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

8. EARNINGS (LOSS) PER SHARE

A summary of the numerator and denominator of the basic and diluted earnings (loss) per share is presented below (dollars in thousands except per share amounts):

	Years ended December 31
	2021	2020

Numerator:
Net earnings (loss)	$8,565	(50)

Denominator:
Weighted average shares - basic	5,735,779	5,733,587
Effect of dilutive securities - Stock options	-	-
Shares issuable upon conversion of warrants	-	-
Weighted average shares - diluted	5,735,779	5,733,587
Earnings (loss) per share - basic	$1.49	(0.01)
Earnings (loss) per share - diluted	$1.49	(0.01)

For the year ended December 31, 2021, options to purchase 896,250 ordinary shares were anti-dilutive due to the sum of the proceeds, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary share during the year. For the year ended December 31, 2020, options to purchase 540,000 ordinary shares were anti-dilutive due to net loss during the year.

GAAP requires the Company to use the two-class method in computing basic earnings (loss) per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted earnings (loss) per share during the years ended December 31, 2021 and 2020.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

9. WARRANTS

There were 8,230,700 warrants outstanding at December 31, 2021 and 2020. One warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per share on or before March 26, 2024. The Company at its option may cancel the warrants in whole or in part, provided that the closing price per ordinary share has exceeded $9.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period. No warrants were exercised during the years ended December 31, 2021 and 2020.

10. DIVIDENDS

As of December 31, 2021, none of the Company’s retained earnings were restricted from payment of dividends to the company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in its subsidiaries, a dividend from the subsidiaries would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement.

11. SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “Plan”). Under the Plan, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. At December 31, 2021, there were 27,750 shares available for grant under the Plan.

During the year ended December 31, 2021, the Company’s shareholder approved the 2021 Omnibus Incentive Plan (the “2021 Plan”). Under the 2021 Plan, the Company has discretion to grant equity and cash incentive awards to eligible individuals. At December 31, 2021, there were 1,000,000 shares available for grant under the 2021 Plan (collectively, the “Plans”).

Stock options

Stock options granted and outstanding under the Plan vests quarterly over four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the years ended December 31, 2021 and 2020 is as follows (option amounts not in thousands):

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at January 1, 2020	540,000	$3.86	7.4 years
Outstanding at December 31, 2020	540,000	$3.86	6.4 years
Granted	400,000	$6.00
Forfeited	(43,750)	$6.00
Outstanding at December 31, 2021	896,250	$4.71	6.9 years	$-
Exercisable at December 31, 2021	561,250	$4.45	5.8 years	$-

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

11. SHARE-BASED COMPENSATION (continued)

Compensation expense recognized for the years ended December 31, 2021 and 2020 totaled $57,000 and $33,000, respectively, and is included in general and administrative expenses. At December 31, 2021 and 2020, there was approximately $112,000 and $53,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plan. The Company expects to recognize the remaining compensation expense over a weighted-average period of twenty-six (26) months.

No options were granted during the year ended December 31, 2020. During the year ended December 31, 2021, 400,000 options were granted with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

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

Information with respect to the activity of unvested restricted stock awards during the year ended December 31, 2021 is as follows (share amounts not in thousands):

	Weighted-
	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Nonvested at January 1, 2021	-
Granted	16,000	$3.57
Vested	(1,000)
Nonvested at December 31, 2021	15,000

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

11. SHARE-BASED COMPENSATION (continued)

Compensation expense recognized for the year ended December 31, 2021 totaled $4,000, and is included in general and administrative expenses. At December 31, 2021, there was approximately $54,000 unrecognized compensation expense related to non-vested restricted stock granted under the Plan, which the Company expects to recognize over a weighted-average period of forty-five (45) months.

12. NET WORTH FOR REGULATORY PURPOSES

The subsidiaries are subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of their respective licenses, Oxbridge Reinsurance Limited and Oxbridge Re NS are required to maintain a minimum and prescribed capital requirement of $500 in accordance with the relevant subsidiary’s approved business plan filed with CIMA.

At December 31, 2021, the Oxbridge Reinsurance Limited’s net worth of $10.7 million exceeded the minimum and prescribed capital requirement. For the years ended December 31, 2021 and 2020, Oxbridge Reinsurance Ltd.’s net income (loss) was approximately $8.18 million and ($658) thousand, respectively.

At December 31, 2021, the Oxbridge Re NS’ net worth of $176 thousand exceeded the minimum and prescribed capital requirement. For the years ended December 31, 2021 and 2020, Oxbridge Re NS’ net income was approximately $24 thousand and $47 thousand, respectively.

The Subsidiaries are not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiaries’ GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of December 31, 2021 or for the year then ended.

13. FAIR VALUE AND CERTAIN RISKS AND UNCERTAINTIES

Fair values

With the exception of balances in respect of insurance contracts (which are specifically excluded from fair value disclosures under GAAP) and investment securities as disclosed in Note 4 of these consolidated financial statements, the carrying amounts of all other financial instruments, which consist of cash and cash equivalents, restricted cash and cash equivalents, accrued interest and dividends receivable, premiums receivable and other assets, notes payable, and accounts payable and other liabilities, approximate their fair values due to their short-term nature.

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

The Company has two operating lease obligations namely for the Company’s office facilities located at Suite 201, 42 Edward Street Grand Cayman, Cayman Islands and residential space at Turnberry Villas in Grand Cayman, Cayman Islands. The office lease has a remaining lease term of approximately twenty-six (26) months and includes an option to extend the lease. Under the terms of the lease, the Company also has the right to terminate the lease after thirty-six (36) months upon giving appropriate notice in writing to the Lessor. The residential lease has a remaining lease term of approximately twelve (12) months.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

14. LEASES (continued)

The components of lease expense and other lease information as of and during the year ended December 31, 2021 and 2020 are as follows:

	Year	Year
(in thousands)	Ended December 31, 2021	Ended December 31, 2020
Operating Lease Cost (1)	$96	$94

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$96	$96

(1) Includes short-term leases

(in thousands)	At December 31, 2021		At December 31, 2020
Operating lease right-of-use assets	$135		$222

Operating lease liabilities	$135		$222

Weighted-average remaining lease term - operating leases	1.68	years	2.58	years

Weighted-average discount rate - operating leases	5.49%		5.29%

Future minimum lease payments under non-cancellable leases as of December 31, 2021 and 2020, reconciled to our discounted operating lease liability presented on the consolidated balance sheets are as follows:

(in thousands)	At December 31, 2021	At December 31, 2020
2021	$-	$96
2022	97	97
2023	40	40
Thereafter	6	6
Total future minimum lease payments	$143	$239

Less imputed interest	(8)	(17)
Total operating lease liabilities	$135	222

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

15. RELATED PARTY TRANSACTIONS

Promissory Note Agreement

During the year ended December 31, 2021, Oxbridge Reinsurance Limited entered into a Promissory Note Agreement (the “Note”) with OAC Sponsor Ltd. (the “Sponsor”). The Sponsor is a Cayman Islands exempted company that was the sole parent of Oxbridge Acquisition Corp., a special purpose acquisition company (the “SPAC”) prior to the SPAC initial public offering on August 11, 2021. The Company’s executive officers serve as directors and executive officers of the Sponsor and the SPAC, and Oxbridge Reinsurance Limited is the lead investor in the Sponsor. Under the terms of the promissory note, Oxbridge Reinsurance Limited had agreed to lend up to $300,000 to the Sponsor interest-free for the purposes of covering the initial public offering costs of the SPAC. The entire unpaid principal balance of Note was payable on the earlier of: (i) September 30, 2021, or (ii) the date on which the SPAC consummates an initial public offering of its securities (such earlier date, the “Maturity Date”). The Sponsor drew down approximately $177,000 under the Note and repaid the Note in full out of the proceeds of the initial public offering.

Administrative Services Agreement

Commencing on the effective date of the SPAC’s IPO, the Sponsor agreed to pay the Company a total of up to $10,000 per month, through to November 16, 2022, for office space, utilities, secretarial and administrative support to the Sponsor and the SPAC. Upon completion of the SPAC’s initial Business Combination or the SPAC’s liquidation, the Sponsor will cease paying these monthly fees. For the year ended December 31, 2021, the Company received $50,000 from the Sponsor under the Administrative Services Agreement, which is included in “net investment and other income” in the consolidated statements of operations.

Included within “due from related party” on the consolidated balance sheets is a balance of $5 thousand representing reimbursable expenses relating to government fees that the Company paid on behalf of the SPAC and the Sponsor.

Participating Notes

During the year ending December 31, 2020, Mr. Jay Madhu, a director and officer of the Company and its subsidiaries, invested a principal amount of $68 thousand in Series 2020-1 participating notes. During the years ended December 31, 2021, Jay Madhu received $12 thousand return on the investment. The principal balance is included in notes payable at December 31, 2021 and December 31, 2020.

16. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	At December 31,
	2021	2020

Leasehold improvements	$21	21
Furniture and Fixtures	38	38
Motor vehicle	34	34
Computer equipment and software	37	34
Total, at cost	130	127
less accumulated depreciation and amortization	(121)	(114)
Property and equipment, net	$9	13

 OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

17. SUBSEQUENT EVENTS

                We evaluate all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements.

On March 14, 2022, one of the Company’s ceding insurers was ordered into receivership for purposes of liquidation by the Second Judicial Circuit Court in Leon County, Florida. The Florida Department of Financial Services is the court appointed Receiver of the cedant. At December 31, 2021, premiums receivable of $370 thousand was due from the ceding insurer, for which $189 thousand was subsequently received. The Company has made an allowance for uncollectible receivables of $181,000 as the amount is considered to be impaired.

There were no other events subsequent to December 31, 2021, other than stated above, for which disclosure was required.

SCHEDULE I

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
AS OF DECEMBER 31, 2021

(expressed in thousands of U.S. dollars)
		Cost or
	Amortized	Fair	Balance Sheet
Type of investment	Cost	Value	Value

Equity securities	1,522	577	577

Total investments	$1,522	$577	577

SCHEDULE II

OXBRIDGE RE HOLDINGS LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEET - PARENT COMPANY ONLY
(expressed in thousands of U.S. Dollars)

	At December 31,
	2021	2020

Assets

Cash and cash equivalents	3,227	4,295
Equity securities	577	787
Investment in subsidiaries	10,884	927
Due from subsidiaries	2,109	2,061
Due from related party	5	-
Prepayment and other assets	50	75
Operating lease right-of-use assets	135	222
Property and equipment, net	9	13
Total assets	$16,996	8,380

Liabilities and Shareholders’ Equity
Liabilities:
Operating lease liabilities	135	222
Accounts payable and other liabilities	210	133
Total liabilities	345	355

Shareholders’ equity:
Ordinary share capital	6	6
Additional paid-in capital	32,355	32,294
Accumulated Deficit	(15,710)	(24,275)
Total shareholders’ equity	16,651	8,025
Total liabilities and shareholders’ equity	$16,996	8,380

SCHEDULE II (continued)

OXBRIDGE RE HOLDINGS LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS - PARENT COMPANY ONLY
(expressed in thousands of U.S. Dollars)

	Years Ended December 31,
	2021	2020

Revenue
Net investment income	$29	57
Change in fair value of equity securities	(767)	(155)
Net realized investment gain	755	374
Management fees and other income	1,465	1,313
Operating expenses	(1,124)	(1,028)
Income before equity in earnings (loss) of subsidiaries	358	561
Equity in income (loss) of subsidiaries	8,207	(611)

Net income (loss)	$8,565	(50)

SCHEDULE II (continued)

OXBRIDGE RE HOLDINGS LIMITED
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENT OF CASH FLOWS - PARENT COMPANY ONLY
(expressed in thousands of U.S. Dollars)

	Years Ended December 31,
	2021	2020
Operating activities
Net income (loss)	$8,565	(50)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (gain) loss of subsidiaries	(8,207)	611
Stock-based compensation	61	32
Depreciation	7	10
Net realized investment gain	(755)	(374)
Change in fair value of equity securities	767	155
Change in operating assets and liabilities:
Accrued interest and dividend receivable	-	4
Due from subsidiary	(48)	333
Due from related party	(5)	-
Prepayment and other assets	25	-
Accounts payable and other liabilities	77	9

Net cash provided by operating activities	$487	730

Investing activities
Purchase of equity securities	(1,148)	(2,592)
Investment in subsidiary	(1,750)	-
Proceeds from sale of equity securities	1,346	2,716
Purchase of property and equipment	(3)	(14)

Net cash (used in) / provided by investing activities	$(1,555)	110

Net change in cash and cash equivalents	(1,068)	840
Cash and cash equivalents at beginning of year	4,295	3,455
Cash and cash equivalents at end of year	$3,227	4,295

SCHEDULE III

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
SUPPLEMENTARY INSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(expressed in thousands of U.S. dollars)

			Reserves
			for losses
			and loss				Net losses,	Amortization
		Deferred	adjustment	Unearned	Net		and loss	of deferred		Gross
		acquisition	expenses	premiums	premiums	Investment	adjustment	acquisition	Operating	premiums
Year	Segment	costs, net	– gross	– gross	earned	income (loss)	expenses	costs	expenses	written
2021	Property & Casualty	$38	$-	$350	$965	$755	$158	$106	$1,305	$904

2020	Property & Casualty	$45	$-	$411	$893	$374	$-	$98	$1,028	$864

SCHEDULE IV

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES
REINSURANCE INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

(expressed in thousands of U.S. dollars)

Year	Segment	Direct Gross Premiums	Premiums ceded to other companies	Premiums assumed from other companies	Net amount	Percentage of amount assumed to net
2021	Property & Casualty	$-	$-	$904	$904	100%

2020	Property & Casualty	$-	$-	$864	$864	100%

