Form 10-K/A
period 2021-12-31
OXBRIDGE RE HOLDINGS Ltd
filed 2022-05-05
CIK 1584831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Registrant’s telephone number, including area code: +1 (345) 749-7570

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Ordinary Shares, par value $0.001 (USD) per share	OXBR	The NASDAQ Capital Market
Warrants	OXBRW	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

As of April 29, 2022, 5,749,587 ordinary shares, par value $0.001 (USD) per share, were outstanding.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment” or “this report”) to amend the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report on Form 10-K”), as filed by the registrant with the Securities and Exchange Commission (the “SEC”) on March 30, 2022. The purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the registrant’s 2022 Annual General Meeting of Shareholders, as well as to update certain of the information included in the list of exhibits included in Item 15 and the Exhibit Index of this report. The Part III information was previously omitted from the 2021 Annual Report on Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Items 10 through 14 of Part III of Form 10-K to be incorporated in the Form 10-K by reference from the registrant’s definitive proxy statement if such statement is filed not later than 120 days after the registrant’s fiscal year-end. The registrant is filing this Form 10-K/A to include Part III information in the 2021 Annual Report on Form 10-K because the registrant did not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the 2021 Annual Report on Form 10-K. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 2021 Annual Report on Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2021 Annual Report on Form 10-K. This Amendment does not reflect events occurring after the filing of the 2021 Annual Report on Form 10-K (i.e., those events occurring after March 30, 2022) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2021 Annual Report on Form 10-K and the registrant’s other filings with the SEC.

In this report, unless otherwise indicated or the context otherwise requires, all references to “Oxbridge Re” “the registrant,” “the Company,” “we,” “us,” and “our” refer to Oxbridge Re Holdings Limited. together with its wholly owned subsidiaries.

2

Oxbridge Re Holdings Limited

Form 10-K/A (Amendment No. 1)

For the Fiscal Year Ended December 31, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in greater detail under the heading “Risk Factors” in Part I, Item 1A of our 2021 Annual Report on Form 10-K, as filed with the SEC on March 30, 2022. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS

We currently have five directors serving on our Board, and our Board has nominated each of those five directors – Jay Madhu, Krishna Persaud, Ray Cabillot, Wrendon Timothy and Lesley Thompson – for re-election as directors at the Annual General Meeting of Shareholders of the Company in 2022.

The following table sets forth the name, age, director service period and position of each of our current directors as of May 2, 2022:

Name	Age	Position	Director Since

Jay Madhu(3)(5)	55	Chairman of the Board of Directors, Chief Executive Officer, and President	2013

Krishna Persaud(1)(2)(4)(5)	60	Director	2013

Ray Cabillot(1)(2))(4)(5)	59	Director	2013

Wrendon Timothy(3)(5)	41	Director	2021

Lesley Thompson(1)(2)(3)(4)	50	Director	2021

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.
(3)	Member of Underwriting Committee.
(4)	Member of Nominating and Corporate Governance Committee.
(5)	Member of Investment Committee.

Set forth below is biographical information concerning each of our directors, including a discussion of such person’s particular experience, qualifications, attributes or skills that led our Nominating and Corporate Governance Committee and our Board to conclude that the director should serve as a director of our Company.

Jay Madhu. Mr. Madhu has served as our Chief Executive Officer and President, and as a director of our Company, since April 2013, and has served as Chairman of the Board since January 2018. Mr. Madhu also serves as a director of Oxbridge Reinsurance Limited and Oxbridge Re NS, the wholly owned licensed reinsurance subsidiaries of our Company. Mr. Madhu has served since 2021, as the Chairman of the Board, Chief Executive Officer and President of Oxbridge Acquisition Corp. (NASDAQ: OXAC) and its sponsor, OAC Sponsor Ltd. Mr. Madhu has also been a director of HCI Group, Inc. (NYSE: HCI), a publicly traded holding company owning subsidiaries primarily engaged in the property and casualty insurance business, since May 2007. He also served as the President of Greenleaf Capital, the real estate division of HCI Group, Inc., from June 2011 through June 2013 and as Vice President of Investor Relations for HCI Group, Inc. from February 2008 through June 2013. Mr. Madhu also served as Vice President of Marketing for HCI Group, Inc. from 2008 to 2011. In his various positions at HCI Group, Inc., Mr. Madhu’s responsibilities included marketing, investor relations and management and oversight of HCI Group’s real estate division. He has also been a director of HCI Group’s wholly owned subsidiary, Claddaugh Casualty Insurance Company Ltd (“Claddaugh”), since July 2010. From August 2013 to April 2014, Mr. Madhu has served on the board of directors of BayFirst Financial Corp. (NASDAQ: BAFN) a bank holding company in Seminole, Florida. Mr. Madhu also served on the board of directors of Wheeler Real Estate Investment Trust, Inc. (NASDAQ: WHLR), a publicly held real estate investment trust, from 2012 to June 2014. As an owner and manager of commercial properties, Mr. Madhu has been President of 5th Avenue Group LC, a real estate management company, since 2002 and was President of Forrest Terrace LC, a real estate management company, from 1999 until 2010. In addition, Mr. Madhu is an investor in banking and health maintenance organizations. He was also President of The Mortgage Corporation Network (correspondent lenders) from 1996 to 2011. Prior to that, Mr. Madhu was Vice President, mortgage division, at First Trust Mortgage & Finance, from 1994 to 1996; Vice President, residential first mortgage division, at Continental Management Associates Limited, Inc., from 1993 to 1994; and President, S&S Development, Inc. from 1991 to 1993. He attended Northwest Missouri State University, where he studied marketing and management.

Mr. Madhu brings considerable business and marketing experience to our Board.

Krishna Persaud. Mr. Persaud has been a director of our Company since April 2013. He has also been, since April 2013, a director of our reinsurance subsidiary, Oxbridge Reinsurance Limited. Mr. Persaud is a founder and the President, since June 2002, of KPC Properties, LLC, a real estate investment firm, where he leverages his knowledge and experience to identify opportunities to add value to real properties in the state of Florida. He implements a strategy of acquiring, adding value and relinquishing or holding the improved asset. He has demonstrated consistent success in implementing his strategy in real estate investments. Since June 2002, Mr. Persaud has been an asset manager, demonstrating the ability to consistently exceed average market returns. From May 2007 to May 2011, Mr. Persaud was a director of HCI Group, Inc., a publicly traded holding company owning subsidiaries primarily engaged in the property and casualty insurance business. Mr. Persaud received an award from the Tampa Bay INDOUS Chamber of Commerce as one of the most successful businessmen of the year in Tampa. Previously, he spent ten years working with several consulting firms and municipalities providing design and construction management services for a wide variety of building systems and public works projects. Mr. Persaud earned his Bachelor of Science degree in Mechanical Engineering and a Master’s Degree in Civil Engineering from City College of City University of New York. He holds licenses as a Professional Engineer in the States of Florida, New York and California.

Mr. Persaud brings considerable investment experience to our Board.

Ray Cabillot. Mr. Cabillot has been a director of our Company since April 2013. He has also been, since April 2013, a director of our reinsurance subsidiary, Oxbridge Reinsurance Limited. Since 1998, Mr. Cabillot has served as Chief Executive Officer and director of Farnam Street Capital, Inc., the General Partner of Farnam Street Partners L.P., a private investment partnership. Prior to his service at Farnam Street Capital, Mr. Cabillot was a Senior Research Analyst at Piper Jaffrey, Inc., an investment bank and asset management firm, from 1989 to 1997. Early in his career, Mr. Cabillot worked for Prudential Capital Corporation as an Associate Investment Manager and as an Investment Manager. Mr. Cabillot is currently a director for Pro-Dex, Inc. (NASDAQ: PDEX) and Air T Inc. (NASDAQ: AIRT) and several private companies and, from 2006 to 2010, served as director and Chairman of the board for O.I. Corporation (OICO). Mr. Cabillot earned his BA in economics from St. Olaf College and an MBA from the University of Minnesota. He is a Chartered Financial analyst (CFA).

Mr. Cabillot brings considerable investment expertise to our Board.

Wrendon Timothy. Mr. Timothy has been a director of our Company since November 2021. Mr. Timothy has served as the Chief Financial Officer and Corporate Secretary of our Company since August 2013. In his role, he has provided financial and accounting consulting services with a focus on technical and SEC reporting, compliance, internal auditing, corporate governance, mergers & acquisitions analysis, risk management, and CFO and controller services. Mr. Timothy also serves as an executive and director of Oxbridge Reinsurance Limited and Oxbridge Re NS, the wholly-owned licensed reinsurance subsidiaries of Oxbridge Re. Mr. Timothy serves as the Chief Financial Officer, Treasurer, Secretary and director of Oxbridge Acquisition Corp. (NASDAQ: OXAC) and its sponsor, OAC Sponsor Ltd.

Mr. Timothy started his financial career at PricewaterhouseCoopers (Trinidad) in 2004 as an Associate in their assurance division, performing external and internal audit work, and tax-related services. Throughout his career progression and transitions through KPMG Trinidad and PricewaterhouseCoopers (Cayman Islands), Mr. Timothy has successfully delivered services across both the public and private sectors. Mr. Timothy management roles allowed him to be heavily involved in the planning, budgeting, and leadership of engagement teams, serving as a liaison for senior client management, and advising on technical accounting matters. Mr. Timothy is a Fellow of the Association of Chartered Certified Accountants (ACCA), a Chartered Corporate Secretary and also holds a Postgraduate Diploma in Business Administration and a Master of Business Administration, with Distinction (with a Specialism in Finance (with Distinction)), from Heriot Watt University in Edinburg, Scotland. Mr. Timothy holds directorship and leadership roles with a number of privately-held companies, and also serves on various not-for-profit organizations, including his governance role as Chairman of Audit & Risk Committee of The Utility Regulation & Competition Office of the Cayman Islands. Mr. Timothy is an active Fellow Member of the ACCA, an active member of the Cayman Islands Institute of Professional Accountants (CIIPA), and an active Associate Member of the Chartered Governance Institute (formerly the Institute of Chartered Secretaries and Administrators).

Mr. Timothy brings considerable finance, governance and risk management experience to our Board.

Lesley Thompson. Ms. Thompson has served as the Managing Director of Willis Towers Watson Management (Cayman) Ltd. (“Willis Cayman”) since March 2020 and as Secretary since April 2020. Willis Cayman is part of the Willis Towers Watson group (NASDAQ: WLTW). Ms. Thompson is responsible for the strategy and leadership of Willis Cayman providing insurance management and brokerage services to its client. Ms. Thompson also provides independent director services to insurance and structured finance companies administered by other service providers. Ms. Thompson currently serves as a director to ICP Investment Holdings Limited since November 2016, ICP Reinsurance Limited since January 2017 and Evergreen Pacific Reinsurance Company Limited since August 2019. Ms. Thompson previously served as Vice President of Maples Fiduciary Services (Cayman) Limited from February 2016 to March 2020 where she headed the insurance management services and provided independent director services to insurance and structured finance companies. From January 2000 to January 2016, Ms. Thompson held senior roles of Assistant Vice President, Assistant Manager & Group Vice President at Aon Insurance Managers (Bermuda) Ltd., HSBC Financial Services (Cayman) Ltd., Atlas Insurance Management (Cayman) Ltd. and Advantage International Management (Cayman) Ltd. where she led and managed large portfolio of property & casualty and life & annuity companies, including special purpose vehicles, segregated portfolio companies and group captives. Ms. Thompson has served as a member of the executive committee of The Insurance Managers Association of Cayman since August 2020. Ms. Thompson is a chartered management accountant, a fellow of captive insurance and holds accredited director designation through the Chartered Governance Institute of Canada.

Ms. Thompson brings invaluable experience in insurance, accounting and corporate governance to our Board.

EXECUTIVE OFFICERS

Name	Age	Position	Position Since

Jay Madhu*	55	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	2013

Wrendon Timothy*	41	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	2013

 *See biography above under “Directors” above

CORPORATE GOVERNANCE AND BOARD OF DIRECTORS

Board Leadership Structure and Risk Oversight

Our Company’s Board does not have a current requirement that the roles of Chief Executive Officer and Chairman of the Board be either combined or separated because the Board believes it is in the best interest of our Company to make this determination based upon the position and direction of the Company and the constitution of the Board. The Board regularly evaluates whether the roles of Chief Executive Officer and Chairman of the Board should be combined or separated.

Since the Company’s formation in 2013 through to December 31, 2017, the Company had bifurcated the positions of Chairman of the Board and Chief Executive Officer. Paresh Patel had served as Chairman of the Board since April 2013 through to his resignation in December 2017. Jay Madhu has served as Chief Executive Officer of the Company since April 2013, and took on the additional role of Chairman of the Board effective January 1, 2018.

Our independent directors have determined that the most effective leadership structure for our Company at the present time is for our Chief Executive Officer to also serve as our Chairman of the Board. Our independent directors believe that because our Chief Executive Officer is ultimately responsible for our day-to-day operations and for executing our business strategy, and because our performance is an integral part of the deliberations of our Board, our Chief Executive Officer is the director best qualified to act as Chairman of the Board. Our Board retains the authority to modify this structure to best address our unique circumstances, and so advance the best interests of all stockholders, as and when appropriate.

We have three independent directors and two non-independent director. We believe that the number of independent, experienced directors on our Board provides the necessary and appropriate oversight for our Company.

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

Board Committees and Meetings

Our Board has five committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, an Underwriting Committee and an Investment Committee. Each committee, except for the Investment Committee, has a written charter. The table below provides current membership information for each of the committees.

	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Underwriting Committee	Investment Committee

Jay Madhu				X	X

Krishna Persaud	X	X	X		X*

Ray Cabillot	X*	X*	X		X

Wrendon Timothy				X	X

Lesley Thompson	X	X	X*	X*

# of meetings held in 2021	4	2	2	4	5

______________

* Committee Chairperson

Our Board held five meetings in 2021. Each of our directors attended at least 80% of the meetings of the Board in 2021.

It is our policy that directors are expected to attend the Annual General Meeting of Shareholders in the absence of a scheduling conflict or other valid reason. All of our directors attended our 2021 Annual General Meeting of Shareholders.

The Board has determined that (1) Jay Madhu and Wrendon Timothy do not qualify as independent directors under the applicable rules of The Nasdaq Stock Market and the Securities and Exchange Commission (“SEC”) and (2) Krishna Persaud, Ray Cabillot and Lesley Thompson qualify as independent directors under the applicable rules of The Nasdaq Stock Market and the SEC.

The Board has also determined that all of the current members of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee qualify as independent directors under the applicable rules of The Nasdaq Stock Market and SEC and that the current members of the Compensation Committee each qualify as a “non-employee director” as defined in Section 16b-3 of the Exchange Act.

Below is a description of each committee of our Board.

Audit Committee

Our Audit Committee consists of three members – Ray Cabillot, Krishna Persaud and Lesley Thompson. Each of these individuals meets all independence requirements for Audit Committee members set forth in applicable SEC rules and regulations and the applicable rules of The Nasdaq Stock Market. Ray Cabillot serves as Chairman of our Audit Committee and both Ray Cabillot and Lesley Thompson qualify as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC.

The Audit Committee has general responsibility for the oversight of our accounting, reporting and financial control practices. The Audit Committee is governed by a written charter approved by our Board, which outlines its primary duties and responsibilities, and which can be found on our website at www.oxbridgere.com.

Compensation Committee

Our Compensation Committee currently consists of three members – Krishna Persaud, Lesley Thompson and Ray Cabillot. Ray Cabillot serves as Chairman of our Compensation Committee. All of the current members of our Compensation Committee qualify as independent directors under the applicable rules of The Nasdaq Stock Market and as “non-employee directors” under Section 16b-3 of the Exchange Act.

The purpose of our Compensation Committee is to discharge the responsibilities of our Board relating to compensation of our Chief Executive Officer and to make recommendations to our Board relating to the compensation of our other executive officers. Our Compensation Committee, among other things, assists our Board in ensuring that a proper system of compensation is in place to provide performance-oriented incentives to management. Our Compensation Committee has the authority to delegate its responsibilities to a subcommittee or to officers of the Company to the extent permitted by applicable law and the compensation plans of the Company if it determines that such delegation would be in the best interest of the Company. Our Compensation Committee may engage a compensation consultant; however, it did not engage a compensation consultant with respect to executive or director compensation for 2021.

The Compensation Committee is governed by a written charter approved by our Board, which outlines its primary duties and responsibilities, and which can be found on our website at www.oxbridgere.com.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is composed of three members – Ray Cabillot, Lesley Thompson and Krishna Persaud. Lesley Thompson serves as the Chair of our Nominating and Corporate Governance Committee. All of the members of our Nominating and Corporate Governance Committee qualify as independent directors under the applicable rules of The Nasdaq Stock Market and as “non-employee directors” under Section 16b-3 of the Exchange Act.

The Nominating and Corporate Governance Committee makes recommendations to our Board as to nominations for our Board and committee members, as well as with respect to structural, governance and procedural matters. The Nominating and Corporate Governance Committee also reviews the performance of our Board and the Company’s succession planning. The Nominating and Corporate Governance Committee is governed by a written charter approved by our Board, which outlines its primary duties and responsibilities, and which can be found on our website at www.oxbridgere.com.

The Nominating and Corporate Governance Committee is responsible for reviewing the criteria for the selection of new directors to serve on the Board and reviewing and making recommendations regarding the composition and size of the Board. When our Board decides to seek a new member, whether to fill a vacancy or otherwise, the Nominating and Corporate Governance Committee will consider recommendations from other directors, management and others, including shareholders. In general, the Nominating and Corporate Governance Committee looks for directors possessing superior business judgment and integrity who have distinguished themselves in their chosen fields and who have knowledge or experience in the areas of insurance, reinsurance, financial services or other aspects of the Company’s business, operations or activities. In selecting director candidates, the Nominating and Corporate Governance Committee also considers the interplay of the candidate’s experience with the experience of the other Board members.

The Nominating and Corporate Governance Committee will consider, for director nominees, persons recommended by shareholders, who may submit recommendations to the Nominating and Corporate Governance Committee in care of the Company’s Secretary, at Suite 201, 42 Edward Street, P.O. Box 469, Grand Cayman, KY1-9006, Cayman Islands. To be considered by the Nominating and Corporate Governance Committee, such recommendations must be accompanied by a description of the qualifications of the proposed candidate and a written statement from the proposed candidate that he or she is willing to be nominated and desires to serve if elected. Nominees for director who are recommended by shareholders to the Nominating and Corporate Governance Committee will be evaluated in the same manner as any other nominee for director.

Underwriting Committee

The Underwriting Committee consists of three members – Lesley Thompson, Jay Madhu and Wrendon Timothy. Lesley Thompson serves as Chairman of our Underwriting Committee. The Underwriting Committee’s responsibilities include approving and reviewing our underwriting policies and guidelines, overseeing our underwriting process and procedures, monitoring our underwriting performance and overseeing our underwriting risk management exposure. The Underwriting Committee is governed by a written charter approved by our Board, which outlines its primary duties and responsibilities, and which can be found on our website at www.oxbridgere.com.

Investment Committee

The Investment Committee consists of four members – Krishna Persaud, Wrendon Timothy, Jay Madhu and Ray Cabillot. Kris Persaud serves as Chairman of the Investment Committee. The Investment Committee’s responsibilities include approving and reviewing any changes to our investment guidelines, and monitoring investment performance and market, credit and interest rate exposure as a result of opportunistic investment decisions undertaken by management. The Investment Committee is governed by investment guidelines that have been approved by our Board. There is no written charter for the Investment Committee.

Code of Ethics

Our Board has adopted a written Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. We have posted a current copy of the code on our website, www.oxbridgere.com, in the “Investor Information” section of the website. We intend to disclose any change to or waiver from our Code of Business Conduct and Ethics by posting such change or waiver to our internet web site within the same section as described above. We will satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding any material amendment to our code of ethics, and any waiver from a provision of our code of ethics that applies to all employees, including our CEO and CFO, Controller or any person performing similar functions, by posting such information on our website at the internet website address set forth above.

DELINQUENT SECTION 16(A) REPORTS

Based solely upon a review of Forms 3, 4 and 5 filed for the year ended December 31, 2021, we believe that all of our current directors, officers and 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them. In addition, all such forms were timely filed, except as follows:

•	Lesley Thompson simultaneously filed a Form 3 and a Form 4 (for a transaction that occurred on November 12, 2021 reporting her initial and changes in beneficial ownership late.
•	Jay Madhu filed a Form 4 reporting his changes in beneficial ownership late for a transaction that occurred on March 2, 2021.
•	Wrendon Timothy filed a Form 4 reporting his changes in beneficial ownership late for a transaction that occurred on March 2, 2021.
•	Raymond Cabillot filed a Form 4 reporting his changes in beneficial ownership late for a transaction that occurred on March 2, 2021.
•	Krishna Persaud filed a Form 4 reporting his changes in beneficial ownership late, for a transaction that occurred on March 2, 2021.

SHAREHOLDER COMMUNICATION

Our Board has adopted a policy for handling shareholder communications to directors. Shareholders may send written communications to our Board or any one or more of the individual directors by mail, c/o Secretary, Oxbridge Re Holdings Limited, Suite 201, 42 Edward Street, P.O. Box 469, Grand Cayman, KY1-9006, Cayman Islands. There is no screening process, other than to confirm that the sender is a shareholder and to filter inappropriate materials and unsolicited materials of a marketing or publication nature. All shareholder communications that are received by the Secretary of the Company for the attention of a director or directors are forwarded to such director or directors.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE OFFICER AND DIRECTOR COMPENSATION

The following table summarizes the compensation of our Named Executive Officers, or “NEOs,” in 2021 and 2020.

SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus	Awards	Awards (1)	Compensation	Earnings	Compensation (2)	Total
Jay Madhu	2021	$232,000	-	-	55,895	-	-	$5,305	$293,200
President and Chief Executive Officer	2020	$232,000	$-	-	-	-	-	$5,305	$237,305

Wrendon Timothy	2021	$132,000	-	-	23,955	-	-	$5,305	$161,260
Chief Financial Officer and Corporate Secretary	2020	$132,000	$-	-	-	-	-	$5,305	$137,305

(1)

All option awards were granted under our 2014 Omnibus Incentive Plan. The value reported above in the "Option Awards" column is the aggregate grant date fair value for the NEO's option awards granted in 2021 and 2020, determined in accordance with FASB ASC Topic 718, "Compensation—Stock Compensation". The assumptions used in the calculation of these amounts are included in Note 11 of the Notes to Consolidated Financial Statements in our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on March 30, 2022.

(2)

In both 2021 and 2020, Mr. Madhu received $5,305 in company contributions to our defined contribution pension plan. In both 2021 and 2020, Mr. Timothy received $5,305 in company contributions to our defined contribution pension plan.

GRANTS OF PLAN BASED AWARDS IN FISCAL YEAR 2021

Our Compensation Committee, or our Board of Directors acting as our Compensation Committee granted stock options under our 2014 Omnibus Incentive Plan. Set forth in the following table is information regarding option awards granted in 2021. There were no restricted stock awarded to NEOs during 2021.

	Grant Date	Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards	All other Stock Awards: Number of Shares of Stock or Units (#)	All other Option Awards: Number of Securities Underlying Options (#) (1)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)

Jay Madhu	2.3.21	2.3.21	-	-	-	175,000	$6.00	55,895

Wrendon Timothy	2.3.21	2.3.21	-	-	-	75,000	$6.00	23,955

(1)

The amount represents a grant of stock options made pursuant to our 2014 Omnibus Incentive Plan. The options were granted conditioned on service to the company and are subject to forfeiture upon termination of employment and restriction of transfer. The options will vest in increments of 6.25% on a quarterly basis over a four calendar-year period and will expire on the 10th anniversary of the date of grant unless earlier exercised or earlier terminated due to termination of employment.

(2)

The amounts reflect the aggregate grant date fair value for each NEO’s restricted option awards granted in 2021, determined in accordance with FASB ASC Topic 718, “Compensation—Stock Compensation.” The assumptions used in the calculation of these amounts are included in Note 11 of the Notes to Consolidated Financial Statements in our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on March 30, 2022.

Employment Agreements

Jay Madhu

On July 18, 2013, we entered into an executive employment agreement with Jay Madhu, our Chief Executive Officer and President. Under the terms of this agreement, as amended, Mr. Madhu’s employment commenced on July 18, 2013 and continued for three years. Following this initial three-year term, we extended Mr. Madhu’s employment for an additional three-year term, after which the agreement will automatically renew for additional one-year terms unless either party chooses not to renew.

The executive employment agreement entitles Mr. Madhu to receive: (1) an annual base salary of $232,000, (2) additional compensation granted by our Board (or a committee thereof) and (3) medical, dental, life, disability, and retirement benefits. On March 28, 2022, we increased Mr. Madhu’s base salary to $282,000, effective January1, 2022.

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

Wrendon Timothy

Wrendon Timothy is our Chief Financial Officer and Secretary, and his employment with us commenced on August 1, 2013. Under the terms of Mr. Timothy’s offer of employment, as amended, Mr. Timothy’s employment commenced on August 1, 2013 and continued for three years. Following this initial three-year term, we extended Mr. Timothy’s employment for an additional three-year term, after which the agreement will automatically renew for additional one-year term unless either party chooses not to renew. Under the agreed upon terms of employment, Mr. Timothy is entitled to receive a basic gross salary of $132,000 per year, payable monthly. His salary will be reviewed annually and may be adjusted at our discretion. We will also pay the monthly premiums for Mr. Timothy’s medical, dental, and vision insurance, and match Mr. Timothy’s contributions to his pension plan. Finally, Mr. Timothy will be eligible to receive a discretionary bonus and any other compensation which will be based on our financial performance and Mr. Timothy’s personal performance. On March 28, 2022, we increased Mr. Timothy’s base salary to $162,000, effective January1, 2022.

We may terminate Mr. Timothy’s employment without notice in the event of serious or persistent misconduct or breach of the agreed upon terms of Mr. Timothy’s employment or for cause. In other circumstances, the party that wishes to terminate Mr. Timothy’s employment must provide 60 days’ prior written notice.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2021

The following table sets forth information regarding outstanding stock option and restricted stock awards held by our NEOs at December 31, 2021, including the number of shares underlying both exercisable and unexercisable portions of each option as well as the exercise price and expiration date of each outstanding option:

	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Jay Madhu	120,000	(1)	-	-	$6.00	23.1.25	-	-	-	-
	25,000		-	-	$6.00	16.1.26	-	-	-	-
	25,000		-	-	$6.06	20.1.27	-	-	-	-
	150,000		50,000	-	$2.00	16.3.29	-	-	-	-
	43,750		131,250	-	$6.00	2.3.31	-	-	-	-

Wrendon Timothy	60,000	(2)	-	-	$6.00	23.1.25	-	-	-	-
	10,000		-	-	$6.00	16.1.26	-	-	-	-
	10,000		-	-	$6.06	20.1.27	-	-	-	-
	67,500		22,500	-	$2.00	16.3.29	-	-	-	-
	18,750		56,250	-	$6.00	2.3.31	-	-	-	-

(1)

Mr. Madhu was awarded 120,000 stock options on January 23, 2015, 25,000 stock options on January 16, 2016 and 25,000 stock options on January 20, 2017, all of which have fully vested. Mr. Madhu was awarded 200,000 stock options on March 16, 2019. The options vest quarterly in increments of 12,500. The remaining 50,000 options will vest over the next 4 quarters, provided that Mr. Madhu remains employed by the Company. Mr. Madhu was awarded 175,000 stock options on March 2, 2021. The options vest quarterly in increments of 10,937.50. The remaining 131,250 options will vest over the next 12 quarters, provided that Mr. Madhu remains employed by the Company.

(2)

Mr. Timothy was awarded 60,000 stock options on January 23, 2015, 10,000 stock options on January 16, 2016 and 10,000 stock options on January 20, 2017, all of which have fully vested. Mr. Timothy was awarded 90,000 stock options on March 16, 2019. The options vest quarterly in increments of 5,625. The remaining 22,500 options will vest over the next 4 quarters, provided that Mr. Timothy remains employed by the Company. Mr. Timothy was awarded 75,000 stock options on March 2, 2021. The options vest quarterly in increments of 4,687.50. The remaining 56,250 options will vest over the next 12 quarters, provided that Mr. Timothy remains employed by the Company.

OPTION EXERCISES AND STOCK VESTED IN FISCAL 2021

There were no stock awards vesting or options exercised by our NEO’s during the year ended December 31, 2021.

DIRECTOR COMPENSATION

All directors, other than Mr. Madhu and Mr. Timothy, are entitled to receive compensation from us for their services as directors. Under the Articles, our directors may receive compensation for their services as may be determined by our Board.

The following table sets forth information with respect to compensation earned by each of our directors (other than employee directors) during the year ended December 31, 2021.

					Change in
					Pension Value
					and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Paid In Cash (1)	Awards (2)	Awards (3)	Compensation	Earnings	Compensation	Total
Raymond Cabillot	$-	$-	$15,970	-	-	-	$15,970
Krisha Persaud	$-	$-	$15,970	-	-	-	$15,970
Dr. Mayur Patel (4)	$-	$-	$15,970	-	-	-	$15,970
Lesley Thompson	$-	$57,120	$-	-	-	-	$57,120

(1)	During 2021, none of our non-employee directors received director fees paid in cash have been indefinitely suspended since October 1, 2017.

(2)

All stock awards were granted under our 2014 Omnibus Incentive Plan. The value reported above in the "Stock Awards" column is the aggregate grant date fair value for the NEO's option awards granted in 2021, determined in accordance with FASB ASC Topic 718, "Compensation—Stock Compensation." The assumptions used in the calculation of these amounts are included in Note 11 of the Notes to Consolidated Financial Statements in our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on March 30, 2022. On November 12, 2021, Lesley Thompson was granted 16,000 restricted ordinary shares that vest quarterly in increments of 6.25%, commencing on the grant date and continuing on January 1st, April 1st, July 1st, and October 1st of each calendar year through to September 30, 2025.

(3)

All option awards were granted under our 2014 Omnibus Incentive Plan. The value reported above in the "Option Awards" column is the aggregate grant date fair value for the NEO's option awards granted in 2021, determined in accordance with FASB ASC Topic 718, "Compensation—Stock Compensation." The assumptions used in the calculation of these amounts are included in Note 11 of the Notes to Consolidated Financial Statements in our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on March 30, 2022. On March 2, 2021, Raymond Cabillot, Dr. Mayur Patel and Krishna Persaud were each granted an option to purchase 50,000 ordinary shares at an exercise price of US$6.00 per ordinary share. The options vest quarterly in increments of 6.25%, commencing on the grant date and continuing on April 1st, July 1st, October 1st and January 1st of each calendar year through to December 31, 2024.

(4)	Due to the resignation of Dr. Mayur Patel on June 30, 2021, 43,750 option awards granted to Dr. Mayur Patel were forfeited and credited back to our 2014 Omnibus Incentive Plan.

The aggregate number of stock awards outstanding for each non-employee director as of December 31, 2021 was as follows:

		Number of
	Number	Restricted
Name	of Options	Shares
Raymond Cabillot	50,000	-
Krisha Persaud	50,000	-
Lesley Thompson	-	16,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

STOCK OWNERSHIP

Stock Ownership of Directors, Officers and Principal Stockholders

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 22, 2022 by:

•	each person who is known by us to beneficially own more than 5% of our outstanding ordinary shares,
•	each of our directors and NEOs, and
•	all directors and executive officers as a group.

The percentages of ordinary shares beneficially owned are based on the 5,781,587 ordinary shares outstanding as of April 22, 2022. Information with respect to beneficial ownership has been furnished by each director, executive officer and beneficial owner of more than 5% of our ordinary shares. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to the securities. In computing the number of ordinary shares beneficially owned by a person listed below and the percentage ownership of such person, ordinary shares underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of April 22, 2022 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all persons listed have sole voting and investment power for all ordinary shares shown as beneficially owned by them. Unless otherwise indicated in the footnotes, the address for each principal shareholder is in care of Oxbridge Re Holdings Limited, at Suite 201, 42 Edward Street, P.O. Box 469, Grand Cayman, KY1-9006, Cayman Islands.

	Beneficially Owned at
	April 22, 2022

Name of Beneficial Owners	Number of Ordinary Shares		Percent
5% Shareholders:

Allan Martin	673,628	(1)	10.61%
David Elliot Lazar	456,116	(2)	7.89%
Mayur Patel	367,000	(3)	6.08%

Named Executive Officers and Directors:
Jay Madhu	756,187	(4)	11.87%
Wrendon Timothy	209,113	(5)	3.51%
Krishna Persaud	511,715	(6)	8.33%
Lesley Thompson	16,000		***
Ray Cabillot	105,270	(7)	1.82%
All Executive Officers and Directors as a Group (5 persons)	1,598,285		23.06%

***	Indicates less than 1%

(1)

Consists of 175,998 ordinary shares issuable upon the exercise of warrants held by Allan Martin and his wife, Marie Martin, jointly, that are currently exercisable or exercisable within 60 days of April 22, 2022; 83,300 ordinary shares issuable upon the exercise of warrants held by A. S. Martin Trust that are currently exercisable or exercisable within 60 days of April 22, 2022; 21,665 ordinary shares held by A. S. Martin Children Trust; and 21,665 ordinary shares issuable upon the exercise of warrants held by A. S. Martin Children Trust that are currently exercisable or exercisable within 60 days of April 22, 2022; 39,000 ordinary shares issuable upon the exercise of warrants held by Martin Family Foundation that are currently exercisable or exercisable within 60 days of April 22, 2022; 83,000 ordinary shares held by Fleur de Lis Partners, LLLP; and 249,000 ordinary shares issuable upon the exercise of warrants held by Fleur de Lis Partners, LLLP that are currently exercisable or exercisable within 60 days of April 22, 2022. As the general partner of Fleur de Lis Partners, LLLP, the trustee for A.S. Martin Children Trust, and the chairman for Martin Family Foundation, Mr. Martin has voting and investment power over the ordinary shares and warrants held by each of these entities.

(2)

Based solely upon information contained in the Schedule 13D filed with the SEC on April 4, 2022 by David Elliot Lazar. The address of the business office of the foregoing reporting person is 1185 Avenue of the Americas, Third Floor, New York, New York 10036.

(3)

Consists of 83,000 ordinary shares held by Mayur Patel and his wife, Ulupi M. Patel, jointly, and 249,000 ordinary shares issuable upon the exercise of warrants held by Mayur Patel and his wife, Ulupi M. Patel, jointly; 189,000 ordinary shares by Mayur Patel individually and 6,250 ordinary shares issuable upon the exercise of stock options held by Mr. Patel that are currently exercisable or exercisable within 60 days of April 22, 2022.

(4)

Includes 125,231 ordinary shares held by Universal Finance & Investments, L.C. and 203,768 ordinary shares issuable upon the exercise of warrants held by Universal Finance & Investments, L.C. that are currently exercisable. As the sole owner and manager of Universal Finance & Investments, L.C., Mr. Madhu has voting and investment power over the ordinary shares and warrants held by that entity. Also includes 40,000 ordinary shares held in Mr. Madhu’s name and 293,498 ordinary shares issuable upon the exercise of stock options held by Mr. Madhu that are currently exercisable or exercisable within 60 days of April 22, 2022.

(5)

Consists of 7,500 ordinary shares issuable upon the exercise of warrants held by Mr. Timothy, individually, that are currently exercisable; 25,050 ordinary shares held by Mr. Timothy, individually; and 176,563 ordinary shares issuable upon the exercise of stock options held by Mr. Timothy that are currently exercisable or exercisable within 60 days of April 22, 2022.

(6)

Consists of 51,000 ordinary shares held by Krishna Persaud and his wife, Sumentra Persaud, jointly; 105,000 ordinary shares issuable upon the exercise of warrants held by Krishna Persaud and his wife, Sumentra Persaud, jointly, that are currently exercisable; 118,572 ordinary shares and 237,143 ordinary shares issuable upon the exercise of warrants held by held by Krishna Persaud that are currently exercisable; and 15,625 ordinary shares issuable upon the exercise of stock options held by Mr. Persaud that are currently exercisable or exercisable within 60 days of April 22, 2022. Mr. Persaud and his wife share voting and investment power over the shares and warrants held jointly in their names.

(7)

Consists of 51,000 ordinary shares held by Ray Cabillot, individually and 3,125 ordinary shares issuable upon the exercise of stock options held by Mr. Cabillot that are currently exercisable or exercisable within 60 days of April 22, 2022; 47,045 ordinary shares and 7,225 ordinary shares held by Farnam Street Capital for the benefit of and as the General Partner of Farnam Street Partners and FS Special Opportunities I Fund, respectively. As the general partner of Farnam Street Capital, Mr. Cabillot has voting and investment power over the ordinary shares and warrants held by that entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board has determined that (1) Jay Madhu and Wrendon Timothy do not qualify as independent directors under the applicable rules of The Nasdaq Stock Market and the Securities and Exchange Commission (“SEC”) and (2) Krishna Persaud, Ray Cabillot and Lesley Thompson qualify as independent directors under the applicable rules of The Nasdaq Stock Market and the SEC.

The Board has also determined that all of the current members of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee qualify as independent directors under the applicable rules of The Nasdaq Stock Market and SEC and that the current members of the Compensation Committee each qualify as a “non-employee director” as defined in Section 16b-3 of the Exchange Act.

Related-Party Transactions

Reinsurance Contracts with Related Parties

We had no reinsurance contracts with related parties during the years ended December 31, 2021 and 2020.

During each of the years ending December 31, 2021 and 2020, Mr. Jay Madhu, a director and officer of the Company and its subsidiaries, invested $68,000 in participating notes issued by Oxbridge Re NS, one of the Company’s reinsurance subsidiaries.

Share Purchase Agreement between the Company and OAC Sponsor Ltd.

Mr. Madhu and Mr. Timothy are the executive officers of OAC Sponsor Ltd. (“Sponsor”) and Oxbridge Acquisition Corp. (“Oxbridge Acquisition”), and also serve on Sponsor’s and Oxbridge Acquisition board of directors.

On August 16, 2021, Oxbridge Acquisition Corp. (“Oxbridge Acquisition”), a Cayman Islands special purpose acquisition company in which the Company has an indirect investment through its wholly-owned licensed reinsurance subsidiary Oxbridge Reinsurance Limited (“OXRE”), announced the closing of an initial public offering of units (“Units”). In the initial public offering, Oxbridge Acquisition sold an aggregate of 11,500,000 Units at a price of $10.00 per unit, resulting in total gross proceeds of $115,000,000. Each Unit consisted of one Class A ordinary share and one redeemable warrant, with each warrant entitling the holder thereof to purchase one Class A ordinary share of Oxbridge Acquisition at a price of $11.50 per share.

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

In connection with the organization of Sponsor, OXRE placed approximately 34.7% of the risk capital and owns approximately 49.6% and 63.1% of the ordinary shares and preferred shares, respectively, of the Sponsor (the “Sponsor Equity Interest”). The Company’s executive officers and Oxbridge Acquisition’s directors collectively own an approximately 29% and 24% of the ordinary shares and preferred shares, respectively, in Sponsor, and the Company’s executive officers are Sponsor’s and Oxbridge Acquisition’s management team. The preferred shares of Sponsor are nonvoting shares and generally entitle the holders thereof to receive the net proceeds, if any, received by Sponsor from the sale, exchange, or disposition of the Private Placement Warrants or the shares issuable upon the exercise thereof, and the ordinary shares of Sponsor (which are voting shares in Sponsor) will generally be equivalent to the value of the Class B Shares of Oxbridge Acquisition held by Sponsor.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountant Fees and Services

The following table sets forth the aggregate fees for services related to the years ended December 31, 2021 and 2020 as provided by Hacker, Johnson & Smith PA, our principal accountant:

	2021	2020
Audit Fees (a)	$57,000	$52,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$57,000	$52,000

(a)

Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements included in our quarterly reports on Form 10-Q. The above fees are exclusive of audit fees of $25,000 (2020: $24,000) paid / payable to EisnerAmper Cayman Ltd. for the statutory audit of the company’s reinsurance subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS.

Audit Committee’s Pre-Approval Policies and Procedures

Our Audit Committee charter includes our policy regarding the approval of audit and non-audit services performed by our independent auditors. The Audit Committee is responsible for retaining and evaluating the independent auditors’ qualifications, performance and independence. The Audit Committee pre-approves all auditing services, internal control-related services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditors, subject to such exceptions for non-audit services as permitted by applicable laws and regulations. The Audit Committee may delegate this authority to a subcommittee consisting of one or more Audit Committee members, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals are presented to the full Audit Committee at its next meeting. Our Board approved all professional services provided to us by Hacker, Johnson & Smith PA and EisnerAmper Cayman Ltd. during 2021 and 2020.

Auditor Name: HACKER, JOHNSON & SMITH PA

Auditor address: Tampa, Florida

PCAOB ID:  #400

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

The exhibits listed on the Index to Exhibits, which appears at the end of this report, are filed as part of, or are incorporated by reference into, this report.

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

4.3

Amendment #1 to Warrant Agreement between Oxbridge Re Holdings Limited and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed on November 19, 2018) (Commission File No. 1-36346).

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

List of Subsidiaries of Oxbridge Re Holdings Limited (incorporated by reference to Exhibit 21 to Oxbridge Re Holdings Limited’s Annual Report on Form 10-K filed March 30, 2022) (Commission File No. 1-36346).

23.1

Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to Oxbridge Re Holdings Limited’s Annual Report on Form 10-K filed March 30, 2022) (Commission File No. 1-36346).

31.1

Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.1 to Oxbridge Re Holdings Limited’s Annual Report on Form 10-K filed March 30, 2022) (Commission File No. 1-36346).

31.2

Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.2 to Oxbridge Re Holdings Limited’s Annual Report on Form 10-K filed March 30, 2022) (Commission File No. 1-36346).

31.3 **	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.4 **	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32.1

Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 (incorporated by reference to Exhibit 32.1 to Oxbridge Re Holdings Limited’s Annual Report on Form 10-K filed March 30, 2022) (Commission File No. 1-36346).

32.2**	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101

The following materials from Oxbridge Re Holdings Limited’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements (incorporated by reference to Exhibit 101 to Oxbridge Re Holdings Limited’s Annual Report on Form 10-K filed March 30, 2022) (Commission File No. 1-36346).

104	Cover Page Interactive Data File for this Amendment (formatted as Inline XBRL)

* Indicates a management contract or compensatory plan or arrangement.

** Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

OXBRIDGE RE HOLDINGS LIMITED

Date: May 4, 2022	By:	/s/ JAY MADHU
Jay Madhu
Chief Executive Officer and President (Principal Executive Officer)

