Form 10-Q
period 2022-03-31
OXBRIDGE RE HOLDINGS Ltd
filed 2022-05-12
CIK 1584831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 1-36346

OXBRIDGE RE HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1150254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 201 42 Edward Street, Georgetown P.O. Box 469 Grand Cayman, Cayman Islands	KY1-9006
(Address of principal executive offices)	(Zip Code)

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

As of May 12, 2022; 5,781,587 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At March 31, 2022	At December 31, 2021
	(Unaudited)
Assets
Investments:
Equity securities, at fair value (cost: $1,730 and $1,522)	$765	577
Cash and cash equivalents	2,976	3,527
Restricted cash and cash equivalents	2,172	1,891
Premiums receivable	4	284
Other Investments	10,943	11,173
Due from Related Party	35	5
Deferred policy acquisition costs	15	38
Operating lease right-of-use assets	112	135
Prepayment and other assets	122	50
Property and equipment, net	8	9
Total assets	$17,152	17,689

Liabilities and Shareholders’ Equity
Liabilities:
Notes payable to noteholders	216	216
Unearned premiums reserve	140	350
Operating lease liabilities	113	135
Accounts payable and other liabilities	387	337
Total liabilities	856	1,038

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 5,781,587 and 5,749,587 shares issued and outstanding)	6	6
Additional paid-in capital	32,387	32,355
Accumulated Deficit	(16,097)	(15,710)
Total shareholders’ equity	16,296	16,651
Total liabilities and shareholders’ equity	$17,152	17,689

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

 Consolidated Statements of Operations

(Unaudited)

(expressed in thousands of U.S. Dollars, except per share amounts)

	Three Months Ended March 31,
	2022	2021

Revenue

Net premiums earned	210	181
Net investment and other income	33	14
Net realized investment gain	7	-
Unrealized loss on other investments	(230)	-
Change in fair value of equity securities	(20)	124

Total revenue	-	319

Expenses
Policy acquisition costs and underwriting expenses	23	20
General and administrative expenses	338	252

Total expenses	361	272

(Loss) Income before income attributable to noteholders	(361)	47

Income attributable to noteholders	(26)	(19)

Net (loss) income	(387)	28

Loss per share
Basic and Diluted	(0.07)	0.00

Weighted-average shares outstanding
Basic and Diluted	5,751,008	5,733,587

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

 Consolidated Statements of Cash Flows

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Three Months Ended
	March 31,
	2022	2021
Operating activities
Net (loss) income	$(387)	28
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	32	15
Depreciation and amortization	2	3
Net realized investment gains	(7)	-
Change in fair value of other investments	230	-
Change in fair value of equity securities	20	(124)
Change in operating assets and liabilities:
Accrued interest and dividend receivable	-	(2)
Premiums receivable	280	326
Due from related party	(30)	-
Deferred policy acquisition costs	23	32
Prepayment and other assets	(72)	(53)
Unearned premiums reserve	(210)	(291)
Accounts payable and other liabilities	50	(1)

Net cash used in operating activities	$(69)	(67)

Investing activities
Purchase of equity securities	(409)	(648)
Proceeds from sale of equity securities	208	2

Net cash used in investing activities	$(201)	(646)

	(continued)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

 Consolidated Statements of Cash Flows, continued

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Three Months Ended
	March 31,
	2022	2021

Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the period	(270)	(713)
Balance at beginning of period	5,418	7,476

Balance at end of period	$5,148	6,763

Supplemental disclosure of cash flow information
Interest paid	-	-
Income taxes paid	-	-

Non-cash investing activities
Operating lease right-of-use assets	$-	-
Operating lease liability	$-	-

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

 Three Months Ended March 31, 2022 and 2021

(expressed in thousands of U.S. Dollars, except share amounts)

	Ordinary Share Capital		Additional Paid-in	Accumulated	Total Shareholders'
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2020	5,733,587	$6	32,294	(24,275)	8,025
Net income for the period	-	-	-	28	28
Stock-based compensation	-	-	15	-	15
Balance at March 31, 2021	5,733,587	$6	32,309	(24,247)	8,068

Balance at December 31, 2021	5,749,587	$6	32,355	(15,710)	16,651
Net loss for the period	-	-	-	(387)	(387)
Stock-based compensation	-	-	32	-	32
Issuance of restricted stock	32,000	-	-	-	-
Balance at March 31, 2022	5,781,587	$6	32,387	(16,097)	16,296

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2022

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

(b) Basis of Presentation and Consolidation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of March 31, 2022 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2022. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Form 10-K, which was filed with the SEC on March 30, 2022.

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

March 31, 2022

1. ORGANIZATION AND BASIS OF PRESENTATION (continued)

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

March 31, 2022

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value Measurement (continued)

Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. For fixed maturity securities, inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics, broker quotes for similar securities and other factors. The fair value of investments in stocks and exchange-traded funds is based on the last traded price. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Company’s investment custodians and management. The investment custodians consider observable data to be market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant markets. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument, as well as the marketability of the instrument and the inherent risk of forfeiture of such instrument

Deferred Policy Acquisition Costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At March 31, 2022, the DAC was considered fully recoverable and no premium deficiency loss was recorded.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2022

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Reserves for Losses and Loss Adjustment Expenses: The Company determines its reserves for losses and loss adjustment expenses, if any, on the basis of the claims reported by the Company’s ceding insurers and for losses incurred but not reported (“IBNR”), management uses the assistance of an independent actuary, if needed. The reserves for losses and loss adjustment expenses represent management’s best estimate of the ultimate settlement costs of all losses and loss adjustment expenses. Management believes that the amounts are adequate; however, the inherent impossibility of predicting future events with precision, results in uncertainty as to the amount which will ultimately be required for the settlement of losses and loss expenses, and the differences could be material. Adjustments are reflected in the consolidated statements of operations in the period in which they are determined.

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

March 31, 2022

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Unearned Premiums Ceded: The Company may reduce the risk of future losses on business assumed by reinsuring certain risks and exposures with other reinsurers (retrocessionaires). The Company remains liable to the extent that any retrocessionaire fails to meet its obligations and to the extent that the Company does not hold sufficient security for their unpaid obligations.

Ceded premiums are written during the period in which the risk incept and are expensed over the contract period in proportion to the period of protection. Unearned premiums ceded consist of the unexpired portion of the reinsurance obtained. There were no unearned premiums ceded at March 31, 2022.

Uncertain Income Tax Positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at March 31, 2022.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2022

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Pending Accounting Updates:

Accounting Standards Update No. 2016-13.In June 2016, the FASB issued ASU 2016-13, ”Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends the guidance on reporting credits losses and affects loans, debt securities, trade receivables, reinsurance recoverable and other financial assets that have the contractual right to receive cash. The amendments are effective for annual periods beginning after December 15, 2022 (as amended), and interim periods within those annual periods. The Company is in the process of evaluating the impact of the requirements of ASU 2016-13 on the Company’s consolidated financial statements.

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

Reclassifications: Any reclassifications of prior period amounts have been made to conform to the current period presentation.

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At March 31,	At December 31,
	2022	2021
	(in thousands)

Cash on deposit	$2,691	$2,977
Cash held with custodians	285	550
Restricted cash held in trust	2,172	1,891
Total	$5,148	$5,418

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2022

4. INVESTMENTS

The Company from time to time invests in fixed-maturity securities and equity securities, with its fixed-maturity securities classified as available-for-sale. At March 31, 2022 and December 31, 2021, the Company did not hold any available-for-sale securities.

Proceeds received, and the gross realized gains and losses from sale of equity securities were as follows:

	Gross	Gross	Gross
	proceeds	Realized	Realized
	from sales	Gains	Losses
	($ in thousands)

Three Months Ended March 31, 2022
Equity securities	$208	$7	$-

Three Months Ended March 31, 2021
Equity securities	$2	$-	$-

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2022

4. INVESTMENTS (continued)

The Company’s beneficial interests in OXAC’s Class B shares and the Private Placement Warrants are recorded at fair value and are classified in “Other Investments” on the consolidated balance sheets. The fair value calculation of the Company’s beneficial interest in OXAC’s Class B shares and Private Placement Warrants is dependent on company- specific adjustments applied to the observable trading prices of OXAC Class A shares and public warrants. The Company’s management estimates that a specific discount range of 20% to 40% sufficiently captures the risk or profit that a market participant would require as compensation for assuming the inherent risk of forfeiture if a business combination doesn’t occur and the lack of marketability of the Company’s beneficial interests in the OXAC. At December 31, 2021, the Company had selected a discount of 30% based on fair value measurements by an independent valuation expert, and due to the unobservable nature of this company-specific adjustment, the Company classifies the Other Investment as Level 3 in the fair value hierarchy. Subsequent changes in fair value will be recorded in the consolidated statement of operations during the period of the change.

As a result of the re-measurement of our investment in OXAC, we recognized for the three months ended March 31, 2022, an unrealized loss on other investments of $230,000 within our consolidated statement of operations.

Other investments as of March 31, 2022 consist of the following (in thousands):

At March 31, 2022

Oxbridge Acquisition Corp. Private Placement Warrants	$959
Oxbridge Acquisition Corp. Class B Ordinary Shares	9,984
Total	$10,943

Three Months ended March 31, 2022

Beginning of year	$11,173
Unrealized loss on other investment	(230)
End of period	$10,943

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

March 31, 2022

4. INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2022 and December 31, 2021:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2022	($ in thousands)
Financial Assets:
Cash and cash equivalents	$2,976	$-	$-	$2,976

Restricted cash and cash equivalents	$2,172	$-	$-	$2,172

Other investments	$-	$-	$10,943	$10,943

Equity securities	$765	$-	$-	$765

Total	$5,913	$-	$10,943	$16,856

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2021	($ in thousands)
Financial Assets:
Cash and cash equivalents	$3,527	$-	$-	$3,527

Restricted cash and cash equivalents	$1,891	$-	$-	$1,891

Other investments	$-	$-	$11,173	$11,173

Equity securities	$577	$-	$-	$577

Total	$5,995	$-	$11,173	$17,168

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2022

4. INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis (continued)

At December 31, 2021, the Company, utilized the services of an independent valuation expert (“Valuation Expert”) to determine the fair value of the Company’s indirect investment in OXAC. The Valuation Expert observed that the Class A shares of OXAC trades in a relatively liquid market at the measurement date, and the Company’s share of OXAC’s Class B shares were convertible to OXAC’s Class A Shares on a 1 to 1 basis. The Valuation Expert applied this ratio to the value of OXAC’s Class A shares and then applied an additional 30% discount to account for the lack of marketability and the inherent risk of forfeiture should a business combination not occur.

The Black-Scholes option pricing model is used by management to determine the fair value of the Company’s beneficial interest in OXAC’s private placement warrants with a strike price of $11.50. Inherent in a Black-Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. At March 31, 2022 and December 31, 2021, the Company estimates the volatility of its warrants based on observed volatility by the Valuation Expert. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to the remaining term until initial business combination. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs for private placement warrants at their measurement dates:

	At March 31, 2022	At December 31, 2021

Share price	$10.00	$9.90
Exercise price	$11.50	$11.50
Expected dividend yield	0%	0%
Expected volatility	24%	24.0%
Risk-free interest rate	1.06%	0.54%
Expected life (in years)	0.67	0.98

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2022 and the year ended December 31, 2021.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the other investments classified as Level 3:

Other
Investments
(in thousands)
Fair value of Level 3 other investment at January 1, 2022	$11,173
Change in valuation inputs or other assumptions	(230)
Fair value of Level 3 other investment at March 31, 2022	$10,943

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2022

5. TAXATION

Under current Cayman Islands law, no corporate entity, including the Company and the subsidiaries, is obligated to pay taxes in the Cayman Islands on either income or capital gains. The Company and Oxbridge Reinsurance Limited have an undertaking from the Governor-in-Cabinet of the Cayman Islands, pursuant to the provisions of the Tax Concessions Law, as amended, that, in the event that the Cayman Islands enacts any legislation that imposes tax on profits, income, gains or appreciations, or any tax in the nature of estate duty or inheritance tax, such tax will not be applicable to the Company and Oxbridge Reinsurance Limited or their operations, or to the ordinary shares or related obligations, until April 23, 2033 and May 17, 2033, respectively.

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

6. VARIABLE INTEREST ENTITIES

Oxbridge Re NS. On December 22, 2017, the Company established Oxbridge Re NS, a Cayman domiciled and licensed special purpose insurer, formed to provide additional collateralized capacity to support Oxbridge Reinsurance Limited’s reinsurance business. In respect of the participating notes issued by Oxbridge Re NS to investors, Oxbridge Re NS has entered into a retrocession agreement with Oxbridge Reinsurance Limited effective June 1, 2020. Under this agreement, Oxbridge Re NS receives a quota share of Oxbridge Reinsurance Limited’s catastrophe business. Oxbridge Re NS is a non-rated insurer and the risks have been fully collateralized by way of funds held in trust for the benefit of Oxbridge Reinsurance Limited. Oxbridge Re NS is able to provide investors with access to natural catastrophe risk backed by the distribution, underwriting, analysis and research expertise of Oxbridge Re.

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

March 31, 2022

6. VARIABLE INTEREST ENTITIES (continued)

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

Notes Payable to Series 2020-1 noteholders

Oxbridge Re NS entered into a retrocession agreement with Oxbridge Reinsurance Ltd on June 1, 2020 and issued $216 thousand of participating notes which provides quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. The participating notes have been assigned Series 2020-1 and are due to mature on June 1, 2023. None of the participating notes were redeemed during the periods ending March 31, 2022 and 2021. No new participating notes were issued during the periods ended March 31, 2022 and 2021.

The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the three-month ended March 31, 2022 and 2021 was $26,000 and $19,000, respectively, and are included within accounts payable and other liabilities at March 31, 2022 and December 31, 2021, respectively.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2022

7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

There were no losses and loss adjustment expenses (“LAE”) or reserves for loss and LAE reserve movements for the three-month periods ending March 31, 2022 and 2021:

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

The uncertainties inherent in the reserving process and potential delays by cedants and brokers in the reporting of loss information, together with the potential for unforeseen adverse developments, may result in the reserve for losses and LAE ultimately being significantly greater or less than the reserve provided at the end of any given reporting period. The degree of uncertainty is further increased when a significant loss event takes place near the end of a reporting period. Reserve for losses and LAE estimates are reviewed periodically on a contract-by-contract basis and updated as new information becomes known. Any resulting adjustments are reflected in income in the period in which they become known.

The Company’s reserving process is highly dependent on the timing of loss information received from its cedants and related brokers.

8. (LOSS) EARNINGS per share

A summary of the numerator and denominator of the basic and diluted (loss) earnings per share is presented below (dollars in thousands except per share amounts):

	Three Months Ended
	March 31,
	2022	2021

Numerator:
Net (loss) income	$(387)	28

Denominator:
Weighted average shares - basic	5,751,008	5,733,587
Effect of dilutive securities - Stock options	-	-
Shares issuable upon conversion of warrants	-	-
Weighted average shares - diluted	5,751,008	5,733,587
(Loss) earnings per share - basic	$(0.07)	0.00
(Loss) earnings per share - basic	$(0.07)	0.00

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2022

8. (LOSS) EARNINGS per share (continued)

For the three-month period ended March 31, 2022, options to purchase 896,250 ordinary shares were anti-dilutive due to net loss during the period presented. For the three-month period ended March 31, 2021, options to purchase 940,000 ordinary shares were anti-dilutive due to the sum of the proceeds, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary share during the period presented

For the three-month period ended March 31, 2022, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive due to the net loss during the period presented. For the three-month period ended March 31, 2021, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive because the exercise price of $7.50 exceeded the average market price of the Company’s ordinary share during the period presented

GAAP requires the Company to use the two-class method in computing basic (loss) earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted (loss) earnings  per share during periods of net (loss) income.

9. WARRANTS

There were 8,230,700 warrants outstanding at March 31, 2022 and December 31, 2021. One warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per share on or before March 26, 2024. The Company at its option may cancel the warrants in whole or in part, provided that the closing price per ordinary share has exceeded $9.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period. No warrants were exercised during the three-month periods ended March 31, 2022 and 2021.

10. DIVIDENDS

As of March 31, 2022, none of the Company’s retained earnings were restricted from payment of dividends to the company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in its subsidiaries, a dividend from the subsidiaries would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2022

11. SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “2014 Plan”) and the 2021 Omnibus Incentive Plan (the “2021 Plan”) (hereinafter collectively referred to as “the Plans”). Under each of the Plans, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. During the period ended March 31, 2022, the Company granted 32,000 restricted stock to directors under the 2021 Plan. At March 31, 2022, there were 968,000 shares and 27,750 shares available for grant under the 2021 Plan and the 2014 Plan, respectively.

Stock options

Stock options granted and outstanding under the Plan vests quarterly over four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three-month periods ended March 31, 2022 and 2021 is as follows:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at January 1, 2021	540,000	$3.86	6.4 years
Granted	400,000	$6.00
Outstanding at March 31, 2021	940,000	$4.77	7.7 years	$-
Exercisable at March 31, 2021	438,125	$4.52	5.9 years	$-

Outstanding at January 1, 2022	896,250	$4.71	6.9 years	$-
Outstanding at March 31, 2022	896,250	$4.71	6.6 years	$-
Exercisable at March 31, 2022	601,250	$4.44	5.7 years	$-

Compensation expense recognized for the three-month periods ended March 31, 2022 and 2021 totaled $15,000 and $15,000, respectively. Compensation expense is included in general and administrative expenses. At March 31, 2022 and 2021, there was approximately $98,000 and $166,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plans. The Company expects to recognize the remaining compensation expense over a weighted-average period of twenty-three (23) months.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2022

11. SHARE-BASED COMPENSATION (continued)

Stock options (continued)

During the three-month period ended March 31, 2021 the Company granted 400,000 options (of which 43,750 was subsequently forfeited) with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

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

During the period ended March 31, 2021, no restricted stock awards were granted. Information with respect to the activity of unvested restricted stock awards during the period ended March 31, 2022 is as follows (share amounts not in thousands):

	Weighted-
	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Nonvested at January 1, 2022	15,000	$6.80
Granted	32,000	$6.80
Vested	(3,000)	$6.80
Nonvested at March 31, 2022	44,000	$6.80

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2022

11. SHARE-BASED COMPENSATION (continued)

Restricted stock awards (continued)

Compensation expense recognized for the period ended March 31, 2022 totaled $17,000 and is included in general and administrative expenses. At March 31, 2022, there was approximately $244,000 unrecognized compensation expense related to non-vested restricted stock granted under the Plan, which the Company expects to recognize over a weighted-average period of forty-four (44) months.

12. NET WORTH FOR REGULATORY PURPOSES

The subsidiaries are subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of their respective licenses, Oxbridge Reinsurance Limited and Oxbridge Re NS are required to maintain a minimum and prescribed capital requirement of $500 in accordance with the relevant subsidiary’s approved business plan filed with CIMA.

At March 31, 2022, the Oxbridge Reinsurance Limited’s net worth of $10.22 million exceeded the minimum and prescribed capital requirement. For the three-month periods ended March 31, 2022 and 2021, the Subsidiary’s net loss was approximately $490 thousand and $187 thousand, respectively.

At March 31, 2022, the Oxbridge Re NS’ net worth of $182 thousand exceeded the minimum and prescribed capital requirement. For the three-month periods ended March 31, 2022 and 2021, the Subsidiary’s net income was approximately $6 thousand and $5 thousand, respectively.

The Subsidiaries are not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiaries’ GAAP capital, surplus and net (loss) income, and its statutory capital as of March 31, 2022 or for the period then ended.

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

March 31, 2022

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

March 31, 2022

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

The Company has two operating lease obligations namely for the Company’s office facilities located at Suite 201, 42 Edward Street Grand Cayman, Cayman Islands and residential space at Turnberry Villas in Grand Cayman, Cayman Islands. The office lease has a remaining lease term of approximately twenty-three (23) months and includes an option to extend the lease. Under the terms of the lease, the Company also has the right to terminate the lease after thirty-six (36) months upon giving appropriate notice in writing to the Lessor. The residential lease has a remaining lease term of approximately nine (9) months.

The components of lease expense and other lease information as of and during the three-month periods ended March 31, 2022 and 2021 are as follows:

	Three-Month Period	Three-Month Period
(in thousands)	Ended March 31, 2022	Ended March 31, 2021
Operating Lease Cost (1)	$24	$24

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$24	$24

(1) Includes short-term leases

(in thousands)	At March 31, 2022		At December 31, 2021
Operating lease right-of-use assets	$112		$135

Operating lease liabilities	$113		$135

Weighted-average remaining lease term - operating leases	1.48	years	1.68	years

Weighted-average discount rate - operating leases	5.60%		5.49%

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2022

14. LEASES (continued)

Future minimum lease payments under non-cancellable leases as of March 31, 2022 and December 31, 2021, reconciled to our discounted operating lease liability presented on the consolidated balance sheet are as follows:

(in thousands)	At March 31, 2022	At December 31, 2021
Remainder of 2022	73	97
2023	40	40
Thereafter	6	6
Total future minimum lease payments	$119	$143

Less imputed interest	(5)	(8)
Total operating lease liability	$114	135

15.  RELATED PARTY TRANSACTIONS

Administrative Services Agreement

Commencing on the effective date of the SPAC’s IPO, the Sponsor agreed to pay the Company a total of up to $10,000 per month, through to November 16, 2022, for office space, utilities, secretarial and administrative support to the Sponsor and the SPAC. Upon completion of the SPAC’s initial Business Combination or the SPAC’s liquidation, the Sponsor will cease paying these monthly fees. For the period ended March 31, 2022, the Company recorded $30,000 income from the Sponsor under the Administrative Services Agreement, which is included in “net investment and other income” in the consolidated statements of operations.

Included within “due from related party” on the consolidated balance sheets is a balance of $5 thousand representing reimbursable expenses relating to government fees that the Company paid on behalf of the SPAC and the Sponsor, as well as $30,000 administrative fees from the Sponsor.

Participating Notes

During the year ending December 31, 2021, Mr. Jay Madhu, a director and officer of the Company and its subsidiaries, invested a principal amount of $68 thousand in Series 2020-1 participating notes. During the years ended December 31, 2021, Jay Madhu received $12 thousand return on the investment. The principal balance is included in notes payable at March 31, 2022 and December 31, 2021.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2022

16.  SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements. There were no other events subsequent to March 31, 2022 for which disclosure was required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including in this Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” contained in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2022. We undertake no obligation to publicly update or revise any forward -looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward -looking statements which speak only to the dates on which they were made.

GENERAL

The following is a discussion and analysis of our results of operations for the three-month periods ended March 31, 2022 and 2021 and our financial condition as of March 31, 2022 and December 31, 2021. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2022. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, unless the context dictates otherwise.

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

We underwrite reinsurance contracts on a selective and opportunistic basis as opportunities arise based on our goal of achieving favorable long-term returns on equity for our shareholders. Our goal is to achieve long-term growth in book value per share by writing business that generates attractive underwriting profits relative to the risk we bear. Additionally, we intend to complement our underwriting profits with investment profits on an opportunistic basis. Our underwriting business focus is on fully collateralized reinsurance contracts for property catastrophes, primarily in the Gulf Coast region of the United States. Within that market and risk category, we attempt to select the most economically attractive opportunities across a variety of property and casualty insurers. As we attempt to grow our capital base, we expect that we will consider further growth opportunities in other geographic areas and risk categories.

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

Business Outlook

The novel coronavirus (“COVID-19”) pandemic has had and is expected to continue to have a significant effect on the reinsurance industry. The industry is currently being impacted by a number of factors including: uncertainties with respect to current and future losses, equity market volatility and ongoing business and financial market impacts of an economic downturn. The insurance industry is likely to experience material losses resulting from COVID-19, which will reduce available capital and we expect will help to sustain the upward pricing trend for reinsurers that we were seeing across many lines of business before COVID-19. However, the ultimate impact on current business in force as well as risks and potential opportunities on future business remains highly uncertain.

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

Administrative Services Agreement

Commencing on the effective date of the SPAC’s IPO, the Sponsor agreed to pay the Company a total of up to $10,000 per month, through to November 16, 2022, for office space, utilities, secretarial and administrative support to the Sponsor and the SPAC. Upon completion of the SPAC’s initial Business Combination or the SPAC’s liquidation, the Sponsor will cease paying these monthly fees. For the period ended March 31, 2022, the Company recorded other income of $30,000, and a corresponding receivable of $30,000 from the Sponsor under the Administrative Services Agreement, which is included in “net investment and other income” in the consolidated statements of operations, and “Due from related party” in the consolidated balance sheet, respectively. The receivable was received by the Company subsequent to the period end.

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

RESULTS OF OPERATIONS

The following is our consolidated statement of operations and performance ratios for the three -month periods ended March 31, 2022 and 2021 (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021

Revenue

Net premiums earned	210	181
Net investment and other income	33	14
Net realized investment gain	7	-
Unrealized loss on other investments	(230)	-
Change in fair value of equity securities	(20)	124

Total revenue	-	319

Expenses
Policy acquisition costs and underwriting expenses	23	20
General and administrative expenses	338	252

Total expenses	361	272

(Loss) Income before income attributable to noteholders	(361)	47

Income attributable to noteholders	(26)	(19)

Net (Loss) income	(387)	28

(Loss) Earnings per share
Basic and Diluted	(0.07)	0.00

Weighted-average shares outstanding
Basic and Diluted	5,751,008	5,733,587

Performance ratios to net premiums earned:
Loss ratio	0.0%	0.0%
Acquisition cost ratio	11.0%	11.0%
Expense ratio	171.9%	150.3%
Combined ratio	171.9%	150.3%

General. Net loss for the quarter ended March 31, 2022 was $387 thousand, or ($0.07) basic and diluted loss  per share compared to a net income of $28 thousand, or $0.00 basic and diluted earnings per share, for the quarter ended March 31, 2021. The decline is due primarily to the negative change in fair value of equity securities and other investments during the quarter ended March 31, 2022.

Premium Income. Net premiums earned typically reflects the pro rata inclusion into income of premiums assumed over the life of the reinsurance contracts.

Net premiums earned for the quarter ended March 31, 2022 increased to $210 thousand from $181 thousand for the quarter ended March 31, 2021. The increase is due to higher weighted average rate on reinsurance contracts in force during the quarter ended March 31, 2022, when compared to the prior period.

Losses Incurred. There were no losses incurred during the three-month periods ending March 31, 2022 and 2021.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs and underwriting expenses for the quarter ended March 31, 2022 increased to $23 thousand from $20 thousand for the quarter ended March 31, 2021. The increase is wholly due to higher weighted average rates on reinsurance contracts in force, as mentioned above, when compared to the prior period.

General and Administrative Expenses. General and administrative expenses for the quarter ended March 31, 2022 increased $88 thousand, to $338 thousand, from $252 thousand for the quarter ended March 31, 2021. The increase is due to inflationary expense fluctuations during the quarter.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio for the quarter ended March 31, 2022 and 2021 was 0%. This is due to no loss and loss adjustment expenses incurred in the quarters ended March 31, 2022 and 2021.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio remained consistent at 11% for both quarters ended March 31, 2022 and 2021.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and general and administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio increased from 150.3% for the three-month period ended March 31, 2021 to 171.9% for the three-month period ended March 31, 2022. The increase is primarily to higher general and administrative expenses during the period, as a result of increased personnel and other expenses during the period ending March 31, 2022, when compared with the prior period.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. The combined ratio increased from 150.3% for the three-month period ended March 31, 2021 to 171.9% for the three-month period ended March 31, 2022. The increase is primarily to higher general and administrative expenses during the period, as a result of increased personnel and other expenses  during the period ending March 31, 2022, when compared with the prior period.

FINANCIAL CONDITION – MARCH 31, 2022 COMPARED TO DECEMBER 31, 2021

Restricted Cash and Cash Equivalents. As of March 31, 2022, our restricted cash and cash equivalents increased by $281 thousand, or 15%, to $2.17 million, from $1.89 million as of December 31, 2021. The increase is the result of premium deposits made during the three months ended March 31, 2022.

Investments. As of March 31, 2022, our total investments increased by $188 thousand or 33% to $765 thousand, from $577 thousand as of December 31, 2021. The increase is primarily a result of purchase of equity securities during the three-month period ended March 31, 2022.

Other investments. As of March 31, 2022, our other investments decreased $230 thousand to $10.9 million from $11.2 million at December 31, 2021. The decrease is due to fair value changes of our investment in Oxbridge Acquisition Corp., a special purpose acquisition company in which the Company has an equity investment measured at fair value.

Notes Payable to Noteholders. As of March 31, 2022, our notes payable remained the same at $216 thousand. These notes relate to Series 2020-1 participating notes issued by our reinsurance sidecar subsidiary, Oxbridge Re NS during the quarter ending June 30, 2020.

Unearned Premiums Reserve. As of March 31, 2022, our unearned premiums reserve decreased by $210 thousand, or 60%, to $140 thousand, from $350 at December 31, 2021. The decrease is due wholly to the recognition of premium income on in-force reinsurance contracts during the period ending March 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

General

We are organized as a holding company and provide administrative and management services to our subsidiaries, as well as to Oxbridge Acquisition Corp., a special purpose acquisition company Our operations are conducted through our reinsurance subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, which underwrites risks associated with our property and casualty reinsurance programs. We have minimal continuing cash needs at the holding company level, with such needs principally being related to the payment of administrative expenses and shareholder dividends. There are restrictions on Oxbridge Reinsurance Limited’s and Oxbridge Re NS’ ability to pay dividends which are described in more detail below.

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

As of March 31, 2022, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no plans to issue debt, and we expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, its subsidiaries Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for each subsidiary is $500. As of March 31, 2022, each subsidiary exceeded the minimum required. By law, each subsidiary is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing and financing activities for the three-month periods ended March 31, 2022 and 2021 are summarized below.

Cash Flows for the Three months ended March 31, 2022 (in thousands)

Net cash used in operating activities for the three months ended March 31, 2022 totaled $69, which consisted primarily of cash received net written premiums less cash disbursed for operating expenses. Net cash used in investing activities of $201 was primarily due to the net purchases of equity securities. There was no cash used in or provided by financing activities.

Cash Flows for the Three months ended March 31, 2021 (in thousands)

Net cash used in operating activities for the three months ended March 31, 2021 totaled $67, which consisted primarily of cash received net written premiums less cash disbursed for operating expenses. Net cash used in investing activities of $646 was primarily due to the net purchases of equity securities. There was no cash used in or provided by financing activities.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2022, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

EXPOSURE TO CATASTROPHES

As with other reinsurers, our operating results and financial condition could be adversely affected by volatile and unpredictable natural and man-made disasters, such as hurricanes, windstorms, earthquakes, floods, fires, riots and explosions. Although we attempt to limit our exposure to levels we believe are acceptable, it is possible that an actual catastrophic event or multiple catastrophic events could have a material adverse effect on our financial condition, results of operations and cash flows. As described under “CRITICAL ACCOUNTING POLICIES—Reserves for Losses and Loss Adjustment Expenses” below, under accounting principles generally accepted in the United States of America (‘‘GAAP’’), we are not permitted to establish loss reserves with respect to losses that may be incurred under reinsurance contracts until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date may be established, with no provision for a contingency reserve to account for expected future losses.

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

Reserves for Losses and Loss Adjustment Expenses. We determine our reserves for losses and loss adjustment expenses on the basis of the claims reported by our ceding insurers and for losses IBNR, we may use the assistance of an independent actuary if needed. The reserves for losses and loss adjustment expenses represent management’s best estimate of the ultimate settlement costs of all losses and loss adjustment expenses.

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

As at March 31, 2022 we had no reserves for loss and loss adjustment expenses due to no significant events occurring during the year and no reported claims on contract in force. See Note 7 to the consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any litigation or arbitration. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

Item 1A. Risk Factors

There have been no material changes to our risk factors during the three months ended March 31, 2022. However, we draw attention to the below risk factors relating to our investment in Oxbridge Acquisition Corp. that can have a material impact on our earnings and shareholders’ equity in the near term.

We have made a significant investment in the sponsor of a blank check company commonly referred to as a special purpose acquisition company (“SPAC”), and will suffer the loss of all of our investment if the SPAC does not complete an acquisition by November 16, 2022 (or through to May 16, 2023 if the SPAC extends the period of time to consummate a business combination).

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

There is no assurance that Oxbridge Acquisition will be successful in completing a business combination or that any business combination will be successful. The Company can lose its entire investment in Sponsor if a business combination is not completed by November 16, 2022 (or through to May 16, 2023 if Oxbridge Acquisition extends the period of time to consummate a business combination) or if the business combination is not successful, which may materially adversely impact our shareholder value.

Our use of fair value accounting of our indirect investment in Oxbridge Acquisition could result in income statement volatility, which in turn, could cause significant market price and trading volume fluctuations for our securities.

Our beneficial interests in Oxbridge Acquisition’s Class B shares and Private Placement Warrants are recorded at fair value with changes in fair value being recorded in the consolidated statement of operations during the period of change. The Company’s management makes a significant judgment and assumption that a business combination is more than likely to occur, on the premise that historical statistical data indicates approximately 98% of special purpose acquisition companies accomplishes a business combination. The fair value calculation of the Company’s beneficial interest in OXAC’s Class B shares and Private Placement Warrants is dependent on company-specific adjustments applied to the observable trading prices of OXAC Class A shares and public warrants. The Company estimates that a specific discount range 30% sufficiently captures the risk or profit that a market participant would require as compensation for assuming the inherent risk of forfeiture if a business combination doesn’t occur and the lack of marketability of the Company’s beneficial interests in the OXAC. The Company classifies the investment in Oxbridge Acquisition as Level 3 in the fair value hierarchy due to the unobservable input of the company-specific adjustment. However, the Company can lose its entire investment if a business combination is not completed by November 16, 2022 (or through to May 16, 2023 if Oxbridge Acquisition extends the period of time to consummate a business combination) or if the business combination is not successful. Additionally, the fair value of the investment must be remeasured quarterly. Because of this, our earnings may experience greater volatility in the future as a decline in the fair value of our investment in Oxbridge Acquisition could significantly reduce both our earnings and shareholders’ equity, which in turn, could cause significant market price and trading volume fluctuations for our securities.

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

101

The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: May 12, 2022	By:	/s/ JAY MADHU
Jay Madhu Chief Executive Officer and President (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ WRENDON TIMOTHY
Wrendon Timothy Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

