Form 10-Q
period 2022-06-30
OXBRIDGE RE HOLDINGS Ltd
filed 2022-08-15
CIK 1584831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022; 5,781,587 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At June 30, 2022	At December 31, 2021
	(Unaudited)
Assets
Investments:
Equity securities, at fair value (cost: $1,730 and $1,522)	$638	577
Cash and cash equivalents	2,393	3,527
Restricted cash and cash equivalents	2,174	1,891
Premiums receivable	569	284
Other investments	11,514	11,173
Due from related party	65	5
Deferred policy acquisition costs	65	38
Operating lease right-of-use assets	90	135
Prepayment and other assets	156	50
Property and equipment, net	7	9
Total assets	$17,671	17,689

Liabilities and Shareholders’ Equity
Liabilities:
Notes payable to noteholders	216	216
Unearned premiums reserve	591	350
Operating lease liabilities	90	135
Accounts payable and other liabilities	369	337
Total liabilities	1,266	1,038

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 5,781,587 and 5,749,587 shares issued and outstanding)	6	6
Additional paid-in capital	32,429	32,355
Accumulated Deficit	(16,030)	(15,710)
Total shareholders’ equity	16,405	16,651
Total liabilities and shareholders’ equity	$17,671	17,689

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(expressed in thousands of U.S. Dollars, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue
Assumed premiums	$669	1,014	705	904
Premiums ceded	(24)		(60)
Change in unearned premiums reserve	(451)	(809)	(241)	(518)

Net premiums earned	194	205	404	386
Net investment and other income	41	23	75	38
Net realized investment gains	19	755	27	755
Unrealized gain on other investment	571	-	341	-
Change in fair value of equity securities	(322)	(178)	(342)	(54)

Total revenue	503	805	505	1,125

Expenses
Policy acquisition costs and underwriting expenses	21	22	44	42
General and administrative expenses	389	312	728	565

Total expenses	410	334	772	607

Income (Loss) before income attributable to noteholders	93	471	(267)	518

Income attributable to noteholders	(16)	(23)	(43)	(42)

Net income (loss)	$77	448	(310)	476

Earnings (Loss) per share
Basic and Diluted	$0.01	0.08	(0.05)	0.08

Weighted-average shares outstanding
Basic and Diluted	5,781,586	5,733,587	5,766,382	5,733,587

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Six Month Ended
	June 30,
	2022	2021
Operating activities
Net (loss) income	$(310)	476
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	64	30
Depreciation and amortization	2	5
Net realized investment gains	(27)	(755)
Change in fair value of other investments	(341)	-
Change in fair value of equity securities	342	54
Change in operating assets and liabilities:
Accrued interest and dividend receivable	-	1
Premiums receivable	(285)	(447)
Due from related party	(60)	(177)
Deferred policy acquisition costs	(27)	(57)
Prepayment and other assets	(106)	(52)
Unearned premiums reserve	241	519
Accounts payable and other liabilities	32	195

Net cash used in operating activities	$(475)	(208)

Investing activities
Purchase of equity securities	(1,002)	(648)
Proceeds from sale of equity securities	626	1,346

Net cash (used in)/ provided by investing activities	$(376)	698

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Six Months Ended
	June 30,
	2022	2021

Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the period	$(851)	490
Balance at beginning of period	$5,418	7,476

Balance at end of period	$4,567	7,966

Supplemental disclosure of cash flow information
Interest paid	$-	-
Income taxes paid	$-	-
Cash paid to noteholders	$-	-

Non-cash investing activities
Operating lease right-of-use assets	$-	-
Operating lease liability	$-	-

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three and Six Months Ended June 30, 2022 and 2021

(expressed in thousands of U.S. Dollars, except share amounts)

	Ordinary Share Capital		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2020	5,733,587	$6	32,294	(24,275)	8,025
Net income for the period	-	-	-	28	28
Stock-based compensation	-	-	15	-	15
Balance at March 31, 2021	5,733,587	6	32,309	(24,247)	8,068
Net income for the period	-	-	-	448	448
Stock-based compensation	-	-	15	-	15
Balance at June 30, 2021	5,733,587	$6	32,324	(23,799)	8,531

Balance at December 31, 2021	5,749,587	$6	32,355	(15,710)	16,651
Net loss for the period	-	-	-	(387)	(387)
Stock-based compensation	-	-	32	-	32
Issuance of restricted stock	32,000	-	-	-	-
Balance at March 31, 2022	5,781,587	$6	32,387	(16,097)	16,296
Net income for the period	-	-	-	77	77
Stock-based compensation	-	-	32	-	32
Balance at June 30, 2022	5,781,587	6	32,419	(16,020)	16,405

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2022

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

  (b) Basis of Presentation and Consolidation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of June 30, 2022 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2022. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Form 10-K, which was filed with the SEC on March 30, 2022.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the fair value of the Company’s investment in Oxbridge Acquisition Corp., and the determination of the reserve for losses and loss adjustment expenses (if any), which may include amounts estimated for claims incurred but not yet reported. The Company uses various assumptions and actuarial data it believes to be reasonable under the circumstances to make these estimates. In addition, accounting policies specific to valuation of investments involve significant judgments and estimates material to the Company’s consolidated financial statements. Although considerable variability is likely to be inherent in these estimates, management believes that the amounts provided are reasonable. These estimates are continually reviewed and adjusted if necessary. Such adjustments are reflected in current operations.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2022

1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

June 30, 2022

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

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At June 30, 2022, the DAC was considered fully recoverable and no premium deficiency loss was recorded.

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

June 30, 2022

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Ceded premiums are written during the period in which the risk incept and are expensed over the contract period in proportion to the period of protection. Unearned premiums ceded consist of the unexpired portion of the reinsurance obtained. There were no unearned premiums ceded at June 30, 2022.

Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at June 30, 2022.

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

June 30, 2022

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2022

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At June 30,	At December 31,
	2022	2021
	(in thousands)

Cash on deposit	$2,393	$3,527
Restricted cash held in trust	2,174	1,891
Total	$4,567	$5,418

Cash and cash equivalents are held by large and reputable counterparties in the United States of America and in the Cayman Islands. Restricted cash held in trust is custodied with Truist Bank, and is held in accordance with the Company’s trust agreements with the ceding insurers and trustees, which require that the Company provide collateral having a market value greater than or equal to the limit of liability, less unpaid premium.

4. INVESTMENTS

The Company from time to time invests in fixed-maturity securities and equity securities, with its fixed-maturity securities classified as available-for-sale. At June 30, 2022 and December 31, 2021, the Company did not hold any available-for-sale securities.

Proceeds received, and the gross realized gains and losses from sale of equity securities, for the three and six months ended June 30, 2022 and 2021, are as follows:

	Gross proceeds from sales	Gross Realized Gains	Gross Realized Losses
	($ in thousands)

Three Months Ended June 30, 2022
Equity securities	$418	$19	$-

Six Months Ended June 30, 2022
Equity securities	$626	$27	$-

Three Months Ended June 30, 2021
Equity securities	$1,344	755	$-

Six Months Ended June 30, 2021
Equity securities	$1,346	755	$-

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2022

4. INVESTMENTS (continued)

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

The Company’s beneficial interests in OXAC’s Class B shares and the Private Placement Warrants are recorded at fair value and are classified in “Other Investments” on the consolidated balance sheets. The fair value calculation of the Company’s beneficial interest in OXAC’s Class B shares and Private Placement Warrants is dependent on company- specific adjustments applied to the observable trading prices of OXAC Class A shares and public warrants. The Company’s management estimates that a specific discount range of 20% to 40% sufficiently captures the risk or profit that a market participant would require as compensation for assuming the inherent risk of forfeiture if a business combination doesn’t occur and the lack of marketability of the Company’s beneficial interests in the OXAC. At December 31, 2021, the Company has selected a discount of 30% based on fair value measurements by an independent valuation expert, and due to the unobservable nature of this company-specific adjustment, the Company classifies the Other Investment as Level 3 in the fair value hierarchy. Subsequent changes in fair value will be recorded in the consolidated statement of operations during the period of the change. At June 30, 2022, management determined the discount rate of 30% was reasonable due to market condition and the possibility of extending the time to consummate a business combination until May 16, 2023.

As a result of the re-measurement of our investment in OXAC, we recognize for the six-months ended June 30, 2022, an unrealized gain on other investments of $341,000 within our consolidated statement of operations.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2022

4. INVESTMENTS (continued)

Other investments as of June 30, 2022 consist of the following (in thousands):

At June 30, 2022

Oxbridge Acquisition Corp. Private Placement Warrants	$1,511
Oxbridge Acquisition Corp. Class B Ordinary Shares	10,003
Total	$11,514

Six Months ended June 30, 2022

Beginning of year	$11,173
Unrealized gain on investment in affiliate	341
End of period	$11,514

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

The Company’s cost basis in these securities is $2 million, which is at risk of loss if a business combination is not consummated.

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2022 and December 31, 2021:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2022	($ in thousands)
Financial Assets:
Cash and cash equivalents	$2,393	$-	$-	$2,393

Restricted cash and cash equivalents	$2,174	$-	$-	$2,174

Other investments	$-	$-	$11,514	$11,514

Equity securities	$638	$-	$-	$638

Total	$5,205	$-	$11,514	$16,719

As of December 31, 2021
Financial Assets:
Cash and cash equivalents	$3,527	$-	$-	$3,527

Restricted cash and cash equivalents	$1,891	$-	$-	$1,891

Other investments	$-	$-	$11,173	$11,173

Equity securities	$577	$-	$-	$577

Total	$5,995	$-	$11,173	$17,168

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2022

4. INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis (continued)

At December 31, 2021, the Company utilized the services of an independent valuation expert (“Valuation Expert”) to determine the fair value of the Company’s indirect investment in OXAC. The Valuation Expert observed that the Class A shares of OXAC trades in a relatively liquid market at the measurement date, and the Company’s share of OXAC’s Class B shares were convertible to OXAC’s Class A Shares on a 1 to 1 basis. The Valuation Expert applied this ratio to the value of OXAC’s Class A shares and then applied an additional 30% discount to account for the lack of marketability and the inherent risk of forfeiture should a business combination not occur. At June 30, 2022, management determined the discount rate of 30% was reasonable due to market condition and the possibility of extending the time to consummate a business combination until May 16, 2023.

The Black-Scholes option pricing model is used by management to determine the fair value of the Company’s beneficial interest in OXAC’s private placement warrants with a strike price of $11.50. Inherent in a Black-Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. At June 30, 2022 and December 31, 2021, the Company estimates the volatility of its warrants based on volatility determined by the Valuation Expert. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to the remaining term until initial business combination, including the extensions. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs for private placement warrants at their measurement dates:

	At June 30, 2022	At December 31, 2021

Share price	$10.02	$9.90
Exercise price	$11.50	$11.50
Expected dividend yield	0%	0%
Expected volatility	24%	24%
Risk-free interest rate	2.80%	0.54%
Expected life (in years)	0.92	0.98

There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2022 and year ended December 31, 2021.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the other investments classified as Level 3:

Other
Investments
(in thousands)
Fair value of Level 3 other investment at January 1, 2022	$11,173
Change in valuation inputs or other assumptions	341
Fair value of Level 3 other investment at June 30, 2022	$11,514

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2022

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

June 30, 2022

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

Notes Payable to Series 2020-1 noteholders

Oxbridge Re NS entered into a retrocession agreement with Oxbridge Reinsurance Ltd on June 1, 2020 and issued $216 thousand of participating notes which provides quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. The participating notes have been assigned Series 2020-1 and are due to mature on June 1, 2023. None of the participating notes were redeemed during the three and six-month periods ending June 30, 2022. No new participating notes were issued during the periods ended June 30, 2022 and 2021

The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the three and six-month ended June 30, 2022 was $16,000 and $43,000, respectively, and are included within accounts payable and other liabilities as at June 30, 2022. The income from Oxbridge Re NS operations that are attributable to the participating note holders for the three and six- months ended June 30, 2021 was $23,000 and $42,000, respectively, and are included within accounts payable and other liabilities as at June 30, 2021.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2022

7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

There were no losses and loss adjustment expenses (“LAE”) or reserves for loss and LAE reserve movements for the six-month periods ending June 30, 2022 and 2021:

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

8. EARNINGS (LOSS) PER SHARE

A summary of the numerator and denominator of the basic and diluted earnings / (loss) per share is presented below (dollars in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Numerator:
Net Earnings (loss)	$77	448	$(310)	476

Denominator:
Weighted average shares - basic	5,781,586	5,733,587	5,766,382	5,733,587
Effect of dilutive securities - Stock options	-	-	-	-
Shares issuable upon conversion of warrants	-	-	-	-
Weighted average shares - diluted	5,781,586	5,733,587	5,766,382	5,733,587
Earnings (loss) per share - basic	$0.01	0.08	$(0.05)	0.08
Earnings (loss) per share - basic	$0.01	0.08	$(0.05)	0.08

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2022

8. EARNINGS (LOSS) per share (continued)

For the three-month and six-month period ended June 30, 2022, options to purchase 896,250 ordinary shares were anti-dilutive due to net 940,000 ordinary shares were anti-dilutive due to the sum of the proceeds, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary share during the period presented

For the six-month period ended June 30, 2022, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive due to the net loss during the six-month period presented. For the three months ended June 30, 2022 and for the three-month and six-month period ended June 30, 2021, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive because the exercise price of $7.50 exceeded the average market price of the Company’s ordinary share during the period presented

GAAP requires the Company to use the two-class method in computing basic earnings (loss) per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted earnings (loss) per share during periods of net income (loss).

9. WARRANTS

There were 8,230,700 warrants outstanding at June 30, 2022 and December 31, 2021. One warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per share on or before March 26, 2024. The Company at its option may cancel the warrants in whole or in part, provided that the closing price per ordinary share has exceeded $9.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period. No warrants were exercised during the three and six-month periods ended June 30, 2022 and 2021.

10. DIVIDENDS

As of June 30, 2022, none of the Company’s retained earnings were restricted from payment of dividends to the company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in its subsidiaries, a dividend from the subsidiaries would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2022

11. SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “2014 Plan”) and the 2021 Omnibus Incentive Plan (the “2021 Plan”) (hereinafter collectively referred to as “the Plans”). Under each of the Plans, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. During the period ended June 30, 2022, the Company granted 32,000 restricted stock to directors under the 2021 Plan. At June 30, 2022, there were 968,000 shares and 27,750 shares available for grant under the 2021 Plan and the 2014 Plan, respectively.

Stock options

Stock options granted and outstanding under the Plan vests quarterly over four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three and six-month periods ended June 30, 2022 and 2021 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2022	896,250	$4.71	6.9 years	$-
Outstanding at March 31, 2022	896,250	$4.71	6.6 years	$-
Exercisable at March 31, 2022	601,250	$4.44	5.7 years	$-
Outstanding at June 30, 2022	896,250	$4.71	6.39 years	$-
Exercisable at June 30, 2022	641,250	$4.42	5.6 years	$-

Outstanding at January 1, 2021	540,000	$3.86	6.4 years
Granted	400,000	$6.00
Outstanding at March 31, 2021	940,000	$4.77	7.7 years	$-
Outstanding at June 30, 2021	940,000	$4.77	7.5 years	$-
Exercisable at June 30, 2021	481,250	$4.50	5.9 years	$-

Compensation expense recognized for the three-month periods ended June 30, 2022 and 2021 totaled $15,000 and for the six-month periods ended June 30, 2022 and 2021, totaled $30,000. Compensation expense is included in general and administrative expenses. At June 30, 2022 and 2021, there was approximately $84,000 and $151,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plans. The Company expects to recognize the remaining compensation expense over a weighted-average period of twenty-three (23) months.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2022

11. SHARE-BASED COMPENSATION (continued)

Stock options (continued)

During the six-month period ended June 30, 2021 the Company granted 400,000 options (of which 43,750 was subsequently forfeited) with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2022

11. SHARE-BASED COMPENSATION (continued)

During the period ended June 30, 2021, no restricted stock awards were granted. Information with respect to the activity of unvested restricted stock awards during the period ended June 30, 2022 is as follows (share amounts not in thousands):

	Weighted- Number of Restricted Stock Awards	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2022	15,000	$6.80
Granted	32,000	$6.80
Vested	(3,000)	$6.80
Nonvested at March 31, 2022	44,000	$6.80
Vested	(3,000)	$6.80
Nonvested at June 30, 2022	41,000	$6.80

Restricted stock awards (continued)

Compensation expense recognized for the three and six-month periods ended June 30, 2022 totaled $17,000, and $34,000, respectively, and is included in general and administrative expenses. At June 30, 2022, there was approximately $237,000 unrecognized compensation expense related to non-vested restricted stock granted under the Plan, which the Company expects to recognize over a weighted-average period of forty-one (41) months.

12. NET WORTH FOR REGULATORY PURPOSES

The subsidiaries are subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of their respective licenses, Oxbridge Reinsurance Limited and Oxbridge Re NS are required to maintain a minimum and prescribed capital requirement of $500 in accordance with the relevant subsidiary’s approved business plan filed with CIMA.

At June 30, 2022, the Oxbridge Reinsurance Limited’s net worth of $10.47 million exceeded the minimum and prescribed capital requirement. For the three and six-month periods ended June 30, 2022 and 2021, the Subsidiary’s net income/(loss) was approximately $225 thousand and ($264) thousand, respectively.

At June 30, 2022, the Oxbridge Re NS’ net worth of $155 thousand exceeded the minimum and prescribed capital requirement. For the three and six-month periods ended June 30, 2022 and 2021, the Subsidiary’s net income was approximately $4 thousand and $11 thousand, respectively.

The Subsidiaries are not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiaries’ GAAP capital, surplus and net (loss) income, and its statutory capital as of June 30, 2022 or for the period then ended.

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

June 30, 2022

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

June 30, 2022

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

The Company has two operating lease obligations namely for the Company’s office facilities located at Suite 201, 42 Edward Street Grand Cayman, Cayman Islands and residential space at Turnberry Villas in Grand Cayman, Cayman Islands. The office lease has a remaining lease term of approximately twenty (20) months and includes an option to extend the lease. Under the terms of the lease, the Company also has the right to terminate the lease after thirty-six (36) months upon giving appropriate notice in writing to the Lessor. The residential lease has a remaining lease term of approximately six (6) months.

The components of lease expense and other lease information as of and during the six-month periods ended June 30, 2022 and 2021 are as follows:

	for the Six-Month	for the Six-Month
(in thousands)	Ended June 30, 2022	Ended June 30, 2021
Operating Lease Cost (1)	$48	$48

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$48	$48

(1)	Includes short-term leases

(in thousands)	At June 30, 2022	At December 31, 2021
Operating lease right-of-use assets	$90	$135

Operating lease liabilities	$90	$135

Weighted-average remaining lease term - operating leases	1.54 years	1.68 years

Weighted-average discount rate - operating leases	5.73%	5.49%

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2022

14. leases (continued)

Future minimum lease payments under non-cancellable leases as of June 30, 2022 and December 31, 2021, reconciled to our discounted operating lease liability presented on the consolidated balance sheet are as follows:

(in thousands)	At June 30, 2022	At December 31,2021
Remainder of 2022	$49	97
2023	40	40
2024	6	6
Total future minimum lease payments	$95	$143

Less imputed interest	(5)	(8)
Total operating lease liability	$90	135

15. RELATED PARTY TRANSACTIONS

Administrative Services Agreement

Commencing on the effective date of the SPAC’s IPO, the Sponsor agreed to pay the Company a total of up to $10,000 per month, through to November 16, 2022, for office space, utilities, secretarial and administrative support to the Sponsor and the SPAC. Upon completion of the SPAC’s initial Business Combination or the SPAC’s liquidation, the Sponsor will cease paying these monthly fees. For the period ended June 30, 2022, the Company recorded $60,000 income from the Sponsor under the Administrative Services Agreement, which is included in “net investment and other income” in the consolidated statements of operations.

Included within “due from related party” on the consolidated balance sheets is a balance of $5 thousand representing reimbursable expenses relating to government fees that the Company paid on behalf of the SPAC and the Sponsor, as well as $60,000 administrative fees from the Sponsor.

Participating Notes

During the year ending December 31, 2021, Mr. Jay Madhu, a director and officer of the Company and its subsidiaries, invested a principal amount of $68 thousand in Series 2020-1 participating notes. During the years ended December 31, 2021, Jay Madhu received $12 thousand return on the investment. The principal balance is included in notes payable at June 30, 2022 and December 31, 2021.

16. SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements. There were no other events subsequent to June 30, 2022 for which disclosure was required.

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

GENERAL

The following is a discussion and analysis of our results of operations for the three and six-month periods ended June 30, 2022 and 2021 and our financial condition as of June 30, 2022 and December 31, 2021. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2022. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, unless the context dictates otherwise.

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

PRINCIPAL REVENUE AND EXPENSE ITEMS

Revenues

We derive our most significant revenues from three principal sources:

●	premiums assumed from reinsurance on property and casualty business;
●	income from investments and unrealized gain (loss) on other investments;
●	income under our Administrative Services Agreement

Premiums Assumed

Premiums assumed include all premiums received by a reinsurance company during a specified accounting period, even if the policy provides coverage beyond the end of the period. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in the unearned premiums reserve and are realized as revenue in subsequent periods over the remaining term of the policy. Our policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2022, typically one-half of the premiums will be earned in 2022 and the other half will be earned during 2023. However, in the event of limit losses on our policies, premium recognition will be accelerated to match losses incurred in the period, when there is no possibility of any future treaty-year losses under the contracts.

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

Administrative Services Agreement

Commencing on the effective date of the SPAC’s IPO, the Sponsor agreed to pay the Company a total of up to $10,000 per month, through to November 16, 2022, for office space, utilities, secretarial and administrative support to the Sponsor and the SPAC. Upon completion of the SPAC’s initial Business Combination or the SPAC’s liquidation, the Sponsor will cease paying these monthly fees. For the period ended June 30, 2022, the Company recorded other income of $60,000, and a corresponding receivable of $60,000 from the Sponsor under the Administrative Services Agreement, which is included in “net investment and other income” in the consolidated statements of operations, and “Due from related party” in the consolidated balance sheet, respectively. The receivable was received by the Company subsequent to the period end.

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

RESULTS OF OPERATIONS

The following is our consolidated statement of operations and performance ratios for the three and six-month periods ended June 30, 2022 and 2021 (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue
Assumed premiums	$669	1,014	705	904
Premiums ceded	(24)		(60)
Change in unearned premiums reserve	(451)	(809)	(241)	(518)

Net premiums earned	194	205	404	386
Net investment and other income	41	23	75	38
Net realized investment gains	19	755	27	755
Unrealized gain on other investment	571	-	341	-
Change in fair value of equity securities	(322)	(178)	(342)	(54)

Total revenue	503	805	505	1,125

Expenses
Policy acquisition costs and underwriting expenses	21	22	44	42
General and administrative expenses	389	312	728	565

Total expenses	410	334	772	607

Income (Loss) before income attributable to noteholders	93	471	(267)	518

Income attributable to noteholders	(16)	(23)	(43)	(42)

Net income (loss)	$77	448	(310)	476

Earnings (Loss) per share
Basic and Diluted	$0.01	0.08	(0.05)	0.08

Weighted-average shares outstanding
Basic and Diluted	5,751,586	5,733,587	5,766,382	5,733,587

Performance ratios to net premiums earned:
Loss ratio	0.0%	0.0%	0.0%	0.0%
Acquisition cost ratio	10.8%	10.7%	10.9%	10.9%
Expense ratio	211.3%	162.9%	191.1%	157.3%
Combined ratio	211.3%	162.9%	191.1%	157.3%

General. Net Income for the quarter ended June 30, 2022 was $77 thousand, or $0.01 basic and diluted earning per share compared to a net income of $448 thousand, or $0.08 basic and diluted earnings per share, for the quarter ended June 30, 2021. The decline is due primarily to the negative change in fair value of equity securities and decreased net realized investment gain during the quarter ended June 30, 2022 when compared with the prior period

Net loss for the six months ended June 30, 2022 was $310 thousand, or ($0.05) per basic or diluted loss per share compared to a net income of $476, or $0.08 per basic and diluted earnings per share, for the six months ended June 2021. The decrease is mainly due to a significantly decline in net realized investment gains during the six months ended June 30, 2022 when compared with the prior period

Premium Income. Net premiums earned typically reflects the pro rata inclusion into income of premiums assumed over the life of the reinsurance contracts.

Net premiums earned for the quarter ended June 30, 2022 marginally decreased to $194 thousand from $205 thousand for the quarter ended June 30, 2021.

Net premiums earned for the six months ended June 30, 2022 increased to $404 thousand from $386 thousand for the six months ended June 30, 2021. The increase is due to higher weighted average rate on reinsurance contracts in force during the quarter ended June 30, 2022, when compared to the prior period.

Losses Incurred. There were no losses incurred during the three and six-month periods ending June 30, 2022 and 2021.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs and underwriting expenses for the quarter ended June 30, 2022 decreased marginally to $21 thousand from $22 thousand for the quarter ended June 30, 2021.

Policy acquisition costs and underwriting expenses for the six months ended June 30, 2022 increased marginally to $44 thousand from $42 thousand for the six months ended June 30, 2021.

General and Administrative Expenses. General and administrative expenses for the quarter ended June 30, 2022 increased $77 thousand, to $389 thousand, from $312 thousand for the quarter ended June 30, 2021. The increase is due to inflationary expense fluctuations during the quarter.

General and administrative expenses for the six months ended June 30, 2022 increased to $728 thousand, from $565 thousand for the quarter ended June 30, 2021. The increase is due to expense fluctuations during the six-month period ending June 30, 2022.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio for the three and six-month ended June 30, 2022 and 2021 was 0%. This is due to no loss and loss adjustment expenses incurred in the quarters and six-month periods ended June 30, 2022 and 2021.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio marginally increased from 10.7% for the quarter ended June 30, 2021 to 10.8% for the quarter ended June 30, 2022.

The acquisition cost ratio remained consistent at 10.9% for the six-month period ended June 30, 2022 and June 30, 2021.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, and general and administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio increased from 162.9% for the three-month period ended June 30, 2021 to 211.3% for the three-month period ended June 30, 2022. The increase is primarily to higher general and administrative expenses during the period, as a result of increased personnel and other expenses during the quarter ending June 30, 2022, when compared with the prior period.

The expense ratio increased from 157.3% for the six-month period ended June 30, 2021 to 191.1% for the six-month period ended June 30, 2022. The increase is due to higher general administrative expenses incurred during the six-month period ended June 30, 2022, when compared with the prior period

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. The combined ratio increased from 162.9% for the three-month period ended June 30, 2021 to 211.3% for the three-month period ended June 30, 2022. The increase is primarily to higher general and administrative expenses during the period, as a result of increased personnel and other expenses during the quarter ending June 30, 2022, when compared with the prior period.

The combined ratio increased from 157.3% for the six-month period ended June 30, 2021 to 191.1% for the six-month period ended June 30, 2022. The increase is due to higher general administrative expenses incurred during the six-month period ended June 30, 2022, when compared with the prior period

FINANCIAL CONDITION – JUNE 30, 2022 COMPARED TO DECEMBER 31, 2021

Restricted Cash and Cash Equivalents. As of June 30, 2022, our restricted cash and cash equivalents increased by $281 thousand, or 15%, to $2.17 million, from $1.89 million as of December 31, 2021. The increase is the result of premium deposits made during the six months ended June 30, 2022.

Investments. As of June 30, 2022, our equity investments increased by $61 thousand or 11% to $638 thousand, from $577 thousand as of December 31, 2021. The increase is primarily a result of purchase of equity securities during the six-month period ended June 30, 2022.

Other Investments. As of June 30, 2022, our other investments increased $341 thousand to $11.5 million from $10.9 million at December 31, 2021. The increase is due to fair value changes of our investment in Oxbridge Acquisition Corp., a special purpose acquisition company in which the Company has an equity investment measured at fair value.

Notes Payable to Noteholders. As of June 30, 2022, our notes payable remained the same at $216 thousand. These notes relate to Series 2020-1 participating notes issued by our reinsurance sidecar subsidiary, Oxbridge Re NS during the quarter ending June 30, 2020.

Unearned Premiums Reserve. As of June 30, 2022, our unearned premiums reserve increased by $241 thousand, or 69%, to $591 thousand, from $350 at December 31, 2021. The increase is due wholly to the recognition of premium income on in-force reinsurance contracts during the period ending June 30, 2022 along with a new reinsurance contracts being in-forced on June 1,, 2022.

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

As of June 30, 2022, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no plans to issue debt, and we expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

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

Cash Flows

Our cash flows from operating, investing and financing activities for the six-month periods ended June 30, 2022 and 2021 are summarized below.

Cash Flows for the Six months ended June 30, 2022 (in thousands)

Net cash used in operating activities for the six months ended June 30, 2022 totaled $475, which consisted primarily of cash received net written premiums less cash disbursed for operating expenses. Net cash used in investing activities of $376 was primarily due to the net purchases of equity securities. There was no cash used in or provided by financing activities.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2022, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

At June 30, 2022 we had no reserves for loss and loss adjustment expenses due to no significant events occurring during the year and no reported claims on contract in force. See Note 7 to the consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently involved in any litigation or arbitration. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

Item 1A.	Risk Factors

There have been no material changes to our risk factors during the six months ended June 30, 2022. However, we draw attention to the below risk factors relating to our investment in Oxbridge Acquisition Corp. that can have a material impact on our earnings and shareholders’ equity in the near term.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

None.

(b)	Repurchases of Equity Securities

None.

(c)	Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit No.	Document

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: August 15, 2022	By:	/s/ JAY MADHU
Jay Madhu Chief Executive Officer and President (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ WRENDON TIMOTHY
Wrendon Timothy Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

