Form 10-Q
period 2022-09-30
OXBRIDGE RE HOLDINGS Ltd
filed 2022-11-14
CIK 1584831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company ☒
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

As of November 14, 2022; 5,781,587 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At September 30, 2022	At December 31, 2021
	(Unaudited)
Assets
Investments:
Equity securities, at fair value (cost: $1,926 and $1,522)	$625	577
Cash and cash equivalents	2,181	3,527
Restricted cash and cash equivalents	2,179	1,891
Premiums receivable	570	284
Other Investments	10,187	11,173
Due from Related Party	8	5
Deferred policy acquisition costs	-	38
Operating lease right-of-use assets	67	135
Prepayment and other assets	106	50
Property and equipment, net	6	9
Total assets	$15,929	17,689

Liabilities and Shareholders’ Equity
Liabilities:
Losses payable	1,073	-
Notes payable to noteholders	216	216
Unearned premiums reserve	-	350
Operating lease liabilities	67	135
Accounts payable and other liabilities	293	337
Total liabilities	1,649	1,038

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 5,781,587 and 5,749,587 shares issued and outstanding)	6	6
Additional paid-in capital	32,451	32,355
Accumulated Deficit	(18,177)	(15,710)
Total shareholders’ equity	14,280	16,651
Total liabilities and shareholders’ equity	$15,929	17,689

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(expressed in thousands of U.S. Dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenue
Assumed premiums	$-	-	705	904
Premiums ceded	-	-	(60)	-
Change in unearned premiums reserve	591	370	350	(149)

Net premiums earned	591	370	995	755
Net investment and other income	53	25	128	64
Net realized investment gains	-	-	27	755
Unrealized (loss) gain on other investment	(1,327)	7,146	(986)	7,146
Change in fair value of equity securities	(13)	(512)	(355)	(566)

Total revenue	(696)	7,029	(191)	8,154

Expenses
Losses and loss adjustment expenses	1,073	158	1,073	158
Policy acquisition costs and underwriting expenses	65	41	110	83
General and administrative expenses	323	280	1,050	845

Total expenses	1,461	479	2,233	1,086

(Loss) income before income attributable to noteholders	(2,157)	6,550	(2,424)	7,068

Income attributable to noteholders	-	(24)	(43)	(66)

Net (loss) income	$(2,157)	6,526	(2,467)	7,002

(Loss) earnings per share
Basic and Diluted	$(0.37)	1.14	(0.43)	1.22

Weighted-average shares outstanding
Basic and Diluted	5,781,587	5,733,587	5,771,506	5,733,587

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Nine Month Ended
	September 30,
	2022	2021
Operating activities
Net (loss) income	$(2,467)	7,002
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	96	43
Depreciation and amortization	3	6
Net realized investment gains	(27)	(755)
Change in fair value of other investments	986	(7,146)
Change in fair value of equity securities	355	566
Change in operating assets and liabilities:
Accrued interest and dividend receivable	-	1
Premiums receivable	(286)	(233)
Due from related party	(3)	(20)
Deferred policy acquisition costs	38	(17)
Operating leases right-of-use assets	-	2
Prepayment and other assets	(56)	3
Losses payable	1,073	158
Unearned premiums reserve	(350)	149
Accounts payable and other liabilities	(44)	131

Net cash used in operating activities	$(682)	(110)

Investing activities
Purchase of equity securities	(1,002)	(1,148)
Purchase of other investments	-	(2,000)
Proceeds from sale of equity securities	626	1,346

Net cash used in investing activities	$(376)	(1,802)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Nine Months Ended
	September 30,
	2022	2021

Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the period	(1,058)	(1,912)
Balance at beginning of period	5,418	7,476

Balance at end of period	$4,360	5,564

Supplemental disclosure of cash flow information
Interest paid	$-	-
Income taxes paid	$-	-
Cash paid to noteholders	$-	-

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three and Nine Months Ended September 30, 2022 and 2021

(expressed in thousands of U.S. Dollars, except share amounts)

	Ordinary Share Capital		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2020	5,733,587	$6	32,294	(24,275)	8,025
Net income for the period	-	-	-	28	28
Stock-based compensation	-	-	15	-	15
Balance at March 31, 2021	5,733,587	6	32,309	(24,247)	8,068
Net income for the period	-	-	-	448	448
Stock-based compensation	-	-	15		15
Balance at June 30, 2021	5,733,587	6	32,324	(23,799)	8,531
Net income for the period	-	-	-	6,526	6,526
Stock-based compensation	-	-	13	-	13
Balance at September 30, 2021	5,733,587	$6	32,337	(17,273)	15,070

Balance at December 31, 2021	5,749,587	$6	32,355	(15,710)	16,651
Net loss for the period	-	-	-	(387)	(387)
Stock-based compensation	-	-	32	-	32
Issuance of restricted stock	32,000	-	-	-	-
Balance at March 31, 2022	5,781,587	6	32,387	(16,097)	16,296
Net income for the period	-	-	-	77	77
Stock-based compensation	-	-	32	-	32
Balance at June 30, 2022	5,781,587	6	32,419	(16,020)	16,405
Net loss for the period	-	-	-	(2,157)	(2,157)
Stock-based compensation	-	-	32	-	32
Balance at September 30, 2022	5,781,587	$6	32,451	(18,177)	14,280

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

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

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2022 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2022. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Form 10-K, which was filed with the SEC on March 30, 2022.

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

September 30, 2022

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

Investments: The Company from time to time invests in fixed-maturity securities and equity securities, and for which its fixed-maturity securities are classified as available-for-sale. The Company’s available for sale fixed-maturity securities are carried at fair value with changes in fair value included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. For the Company’s investment in equity securities, and for the Company’s investment in the special purpose acquisition company Oxbridge Acquisition Corp. classified as “other investments”, the changes in fair value are recorded within the consolidated statements of operations.

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

September 30, 2022

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

September 30, 2022

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

Ceded premiums are written during the period in which the risk incept and are expensed over the contract period in proportion to the period of protection. Unearned premiums ceded consist of the unexpired portion of the reinsurance obtained. There were no unearned premiums ceded at September 30, 2022.

Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at September 30, 2022.

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

September 30, 2022

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At September 30,	At December 31,
	2022	2021
	(in thousands)

Cash on deposit	$2,181	$3,527
Restricted cash held in trust	2,179	1,891
Total	$4,360	$5,418

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

4. INVESTMENTS

The Company from time to time invests in fixed-maturity securities and equity securities, with its fixed-maturity securities classified as available-for-sale. At September 30, 2022 and December 31, 2021, the Company did not hold any available-for-sale securities.

Proceeds received, and the gross realized gains and losses from sale of equity securities, for the three and nine months ended September 30, 2022 and 2021, are as follows:

	Gross proceeds from sales	Gross Realized Gains	Gross Realized Losses
	($ in thousands)

Three Months Ended September 30, 2022
Equity securities	$-	$-	$-

Nine Months Ended September 30, 2022
Equity securities	$626	$27	$-

Three Months Ended September 30, 2021
Equity securities	$-	-	$-

Nine Months Ended September 30, 2021
Equity securities	$1,346	755	$-

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

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

The Company’s beneficial interests in OXAC’s Class B shares and the Private Placement Warrants are recorded at fair value and are classified in “Other Investments” on the consolidated balance sheets. The fair value calculation of the Company’s beneficial interest in OXAC’s Class B shares and Private Placement Warrants is dependent on company- specific adjustments applied to the observable trading prices of OXAC Class A shares and public warrants. The Company’s management estimates that a specific discount of 30% sufficiently captures the risk or profit that a market participant would require as compensation for (i) the lack of marketability of the Company’s beneficial interests in the OXAC, and (ii) assuming the inherent risk of forfeiture and default if a business combination doesn’t occur within OXAC’s stipulated time frame. At December 31, 2021, the Company had selected a discount of 30% based on fair value measurements by an independent valuation expert, and due to the unobservable nature of this company-specific adjustment, the Company classifies the Other Investment as Level 3 in the fair value hierarchy. Subsequent changes in fair value will be recorded in the consolidated statement of operations during the period of the change. At September 30, 2022, management determined the discount rate of 30% was reasonable due to no significant variations in the lack of marketability of the securities at December 31, 2021 through to present. Additionally, management concludes that with respect to OXAC, there is reduced inherent risk of forfeiture and reduced default probability due to OXAC’s additional extension through to August 16, 2023, as well as the reduced size of the OXAC’s trust account, allowing more time and a significantly wider universe of potential targets for OXAC’s business combination. See also Note 16.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

4. INVESTMENTS (Continued)

As a result of the re-measurement of our investment in OXAC, we recognize for the nine-months ended September 30, 2022, an unrealized loss on other investments of $986,000 within our consolidated statement of operations.

Other investments as of September 30, 2022 consist of the following (in thousands):

September 30, 2022

Oxbridge Acquisition Corp. Private Placement Warrants	$124
Oxbridge Acquisition Corp. Class B Ordinary Shares	10,063
Total	$10,187

Nine Months ended September 30, 2022

Beginning of year	$11,173
Unrealized gain on investment in affiliate	(986)
End of period	$10,187

If OXAC does not complete a business combination by August 16, 2023, the proceeds from the sale of the Private Placement Warrants (after OXAC IPO transaction costs) will be used to fund the redemption of the shares sold in the OXAC IPO (subject to the requirements of applicable law), and the Private Placement Warrants will expire without value. The Sponsor holds approximately 20% of the total ordinary shares (Class A and Class B) in OXAC along with the 4,897,500 Private Placement Warrants, and OXAC is managed by the Company’s executive officers.

The Company’s cost basis in these securities is $2 million, which is at risk of loss if a business combination is not consummated.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

4. INVESTMENTS (Continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2022 and December 31, 2021:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2022	($ in thousands)
Financial Assets:
Cash and cash equivalents	$2,181	$-	$-	$2,181

Restricted cash and cash equivalents	$2,179	$-	$-	$2,179

Other investments	$-	$-	$10,187	$10,187

Equity securities	$625	$-	$-	$625

Total	$4,985	$-	$10,187	$15,172

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2021	($ in thousands)
Financial Assets:
Cash and cash equivalents	$3,527	$-	$-	$3,527

Restricted cash and cash equivalents	$1,891	$-	$-	$1,891

Other investments	$-	$-	$11,173	$11,173

Equity securities	$577	$-	$-	$577

Total	$5,995	$-	$11,173	$17,168

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

4. INVESTMENTS (Continued)

Assets Measured at Estimated Fair Value on a Recurring Basis (Continued)

At December 31, 2021, the Company utilized the services of an independent valuation expert (“Valuation Expert”) to determine the fair value of the Company’s indirect investment in OXAC. The Valuation Expert observed that the Class A shares of OXAC trades in a relatively liquid market at the measurement date, and the Company’s share of OXAC’s Class B shares were convertible to OXAC’s Class A Shares on a 1 to 1 basis. The Valuation Expert applied this ratio to the value of OXAC’s Class A shares and then applied an additional 30% discount to account for the lack of marketability and the inherent risk of forfeiture should a business combination not occur. At September 30, 2022, management determined the discount rate of 30% was reasonable due to no significant variations in the lack of marketability of the securities at December 31, 2021 through to present. Additionally, management concludes that with respect to OXAC, there is reduced inherent risk of forfeiture and reduced default probability due to OXAC’s additional extension through to August 16, 2023, as well as the reduced size of the OXAC’s trust account, allowing more time and a significantly wider universe of potential targets for OXAC’s business combination.

Historically, the Black-Scholes option pricing model was used by management to determine the fair value of the Company’s beneficial interest in OXAC’s private placement warrants with a strike price of $11.50. Inherent in a Black-Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. However, due to the sensitivity of these assumptions, and recent changes in the interest-rate and overall economic environment, management has observed that at September 30, 2022, the estimates derived from the Black-scholes option pricing model used for the private placement warrants valuation, significantly exceeded the exchange-traded price for the OXAC’s public warrants. As such, management has utilized the public warrants price to value the private placement warrants and have applied such change in accounting estimate in the current period, and prospectively.

The following table provides quantitative information regarding Level 3 fair value measurements inputs for private placement warrants at their measurement dates:

At December 31, 2021

Share price	$9.90
Exercise price	$11.50
Expected dividend yield	0%
Expected volatility	24.0%
Risk-free interest rate	0.54%
Expected life (in years)	0.98

There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2022 and year ended December 31, 2021.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the other investments classified as Level 3:

Other
Investments
(in thousands)
Fair value of Level 3 other investment at January 1, 2022	$11,173
Change in valuation inputs or other assumptions	(986)
Fair value of Level 3 other investment at September 30, 2022	$10,187

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

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

September 30, 2022

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

Notes Payable to Series 2020-1 noteholders

Oxbridge Re NS entered into a retrocession agreement with Oxbridge Reinsurance Ltd on June 1, 2020 and issued $216 thousand of participating notes which provides quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. The participating notes have been assigned Series 2020-1 and are due to mature on June 1, 2023. None of the participating notes were redeemed during the three and nine-month periods ending September 30, 2022. No new participating notes were issued during the periods ended September 30, 2022 and 2021

The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the three and nine-month ended September 30, 2022 was $0 and $43,000, respectively, and is included within accounts payable and other liabilities at September 30, 2022. The income from Oxbridge Re NS operations that are attributable to the participating note holders for the three and nine-months ended September 30, 2021 was $24,000 and $66,000, respectively, and are included within accounts payable and other liabilities at September 30, 2021.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table summarizes the Company’s loss and loss adjustment expenses (“LAE”) and the reserve for loss and LAE reserve movements for the three and nine-month periods ending September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	($ in thousands)		($ in thousands)
Balance, beginning of period	$-	$-	$-	$-
Incurred related to:
Current period	1,073	158	1,073	158
Prior period	-	-	-	-
Total incurred	1,073	158	1,073	158
Paid related to:
Current period	-	(158)	-	(158)
Prior period	-	-	-	-
Total paid	-	(158)	-	(158)
Balance, end of period	$1,073	$-	$1,073	$-

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

The losses incurred during the three and nine-month period ended September 30, 2022 related to a first limit loss suffered by the Company as a result of underwriting exposure to Hurricane Ian, which made landfall in Florida on September 28, 2022.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

8. (LOSS) EARNINGS PER SHARE

A summary of the numerator and denominator of the basic and diluted (loss) earnings per share is presented below (dollars in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Numerator:
Net (loss) earnings income	$(2,157)	$6,526	$(2,467)	$7,002

Denominator:
Weighted average shares - basic	5,781,587	5,733,587	5,771,506	5,733,587
Effect of dilutive securities - Stock options	-	-	-	-
Shares issuable upon conversion of warrants	-	-	-	-
Weighted average shares - diluted	5,781,587	5,733,587	5,771,506	5,733,587
(Loss) earnings per share - basic	$(0.37)	$1.14	$(0.43)	$1.22
(Loss) earnings per share - diluted	$(0.37)	$1.14	$(0.43)	$1.22

For the three-month and nine-month period ended September 30, 2022, options to purchase 896,250 ordinary shares were anti-dilutive due to net loss during the period presented. For the three-month and nine-month period ended September 30, 2021, options to purchase 896,250 ordinary shares were anti-dilutive due to the sum of the proceeds, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary share during the period presented

For the three-month and nine-month period ended September 30, 2022, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive due to the net loss during the period presented. For the three-month and nine-month period ended September 30, 2021, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive because the exercise price of $7.50 exceeded the average market price of the Company’s ordinary share during the periods presented

GAAP requires the Company to use the two-class method in computing basic (loss) earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted (loss) earnings per share during periods of net (loss) income.

9. WARRANTS

There were 8,230,700 warrants outstanding at September 30, 2022 and December 31, 2021. One warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per share on or before March 26, 2024. The Company at its option may cancel the warrants in whole or in part, provided that the closing price per ordinary share has exceeded $9.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period. No warrants were exercised during the three and nine -month periods ended September 30, 2022 and 2021.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

10. DIVIDENDS

As of September 30, 2022, none of the Company’s retained earnings were restricted from payment of dividends to the company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in its subsidiaries, a dividend from the subsidiaries would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement.

11. SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “2014 Plan”) and the 2021 Omnibus Incentive Plan (the “2021 Plan”) (hereinafter collectively referred to as “the Plans”). Under each of the Plans, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. During the period ended September 30, 2022, the Company granted 32,000 restricted stock to directors under the 2021 Plan. At September 30, 2022, there were 968,000 shares and 27,750 shares available for grant under the 2021 Plan and the 2014 Plan, respectively.

Stock options

Stock options granted and outstanding under the Plan vests quarterly over four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three and nine-month periods ended September 30, 2022 and 2021 is as follows:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at January 1, 2022	896,250	$4.71	6.9 years	$-
Outstanding at March 31, 2022	896,250	$4.71	6.6 years	$-
Outstanding at June 30, 2022	896,250	$4.71	6.39 years	$-
Outstanding at September 30, 2022	896,250	$4.71	6.14 years	$-
Exercisable at September 30, 2022	681,250	$4.41	5.5 years	$-

Outstanding at January 1, 2021	540,000	$3.86	6.4 years	$-
Granted	400,000	$6.00
Outstanding at March 31, 2021	940,000	$4.77	7.7 years	$-
Outstanding at June 30, 2021	940,000	$4.77	7.5 years	$-
Forfeited	(43,750)	$6.00
Outstanding at September 30,2021	896,250	$4.71	7.1 years	$-
Exercisable at September 30, 2021	521,250	$4.47	5.9 years	$-

Compensation expense recognized for the three-month periods ended September 30, 2022 and 2021 totaled $15,000 and $13,000, respectively and for the nine-month period ended September 30, 2022 and 2021, totaled $44,000 and $43,000 respectively Compensation expense is included in general and administrative expenses. At September 30, 2022 and 2021, there was approximately $71,000 and $125,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plans. The Company expects to recognize the remaining compensation expense over a weighted-average period of twenty (20) months.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

11. SHARE-BASED COMPENSATION (Continued)

Stock options (Continued)

During the nine-month period ended September 30, 2021 the Company granted 400,000 options (of which 43,750 was subsequently forfeited) with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

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

During the period ended September 30, 2021, no restricted stock awards were granted. Information with respect to the activity of unvested restricted stock awards during the period ended September 30, 2022 is as follows (share amounts not in thousands):

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

11. SHARE-BASED COMPENSATION (Continued)

	Weighted	Weighted-
	Number of	Average
	Restricted	Grant Date
	Stock Awards	Fair Value
Nonvested at January 1, 2022	15,000	$6.80
Granted	32,000	6.80
Vested	(3,000)	6.80
Nonvested at March 31, 2022	44,000	$6.80
Vested	(3,000)	6.80
Nonvested at June 30, 2022	41,000	$6.80
Vested	(3,000)	6.80
Nonvested at September 30, 2022	38,000	$6.80

Restricted stock awards (Continued)

Compensation expense recognized for the three and nine-month periods ended September 30, 2022 totaled $17,000 and $52,000, respectively, and is included in general and administrative expenses. There was no compensation expense related to restricted stock awards for the three- and nine-month periods ended September 30, 2021. At September 30, 2022, there was approximately $210,000 unrecognized compensation expense related to non-vested restricted stock granted under the Plan, which the Company expects to recognize over a weighted-average period of thirty-eight (38) months.

12. NET WORTH FOR REGULATORY PURPOSES

The subsidiaries are subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of their respective licenses, Oxbridge Reinsurance Limited and Oxbridge Re NS are required to maintain a minimum and prescribed capital requirement of $500 in accordance with the relevant subsidiary’s approved business plan filed with CIMA.

At September 30, 2022, the Oxbridge Reinsurance Limited’s net worth of $8.26 million exceeded the minimum and prescribed capital requirement. For the three and nine-month period ended September 30, 2022, the Subsidiary’s net loss was approximately $2.26 million and $2.53 million, respectively.

At September 30, 2022, the Oxbridge Re NS’ net worth of $155 thousand exceeded the minimum and prescribed capital requirement. For the three and nine-month periods ended September 30, 2022, the Subsidiary’s net income was approximately $5 thousand and $11 thousand, respectively.

The Subsidiaries are not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiaries’ GAAP capital, surplus and net (loss) income, and its statutory capital as of September 30, 2022 or for the period then ended.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

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

September 30, 2022

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

The Company has two operating lease obligations namely for the Company’s office facilities located at Suite 201, 42 Edward Street Grand Cayman, Cayman Islands and residential space at Turnberry Villas in Grand Cayman, Cayman Islands. The office lease has a remaining lease term of approximately seventeen (17) months and includes an option to extend the lease. Under the terms of the lease, the Company also has the right to terminate the lease after thirty-six (36) months upon giving appropriate notice in writing to the Lessor. The residential lease has a remaining lease term of approximately three (3) months.

The components of lease expense and other lease information as of and during the nine -month periods ended September 30, 2022 and 2021 are as follows:

	Nine-Month	Nine-Month
(in thousands)	Ended September 30, 2022	Ended September 30, 2021
Operating Lease Cost (1)	$72	$72

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$72	$72

(1)	Includes short-term leases

(in thousands)	At September 30, 2022	At December 31, 2021
Operating lease right-of-use assets	$67	$135

Operating lease liabilities	$67	$135

Weighted-average remaining lease term - operating leases	1.21 years	1.68 years

Weighted-average discount rate - operating leases	6.07%	5.49%

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2022

14. leases (Continued)

Future minimum lease payments under non-cancellable leases as of September 30, 2022 and December 31, 2021, reconciled to our discounted operating lease liability presented on the consolidated balance sheet are as follows:

(in thousands)	At September 30, 2022	At December 31, 2021
Remainder of 2022	$24	$97
2023	40	40
2024	6	6
Total future minimum lease payments	$70	$143

Less imputed interest	(3)	(8)
Total operating lease liability	$67	135

15. RELATED PARTY TRANSACTIONS

Administrative Services Agreement

Commencing on the effective date of the SPAC’s IPO, the Sponsor agreed to pay the Company a total of up to $10,000 per month, through to November 16, 2022, for office space, utilities, secretarial and administrative support to the Sponsor and the SPAC. Upon completion of the SPAC’s initial Business Combination or the SPAC’s liquidation, the Sponsor will cease paying these monthly fees. For the period ended September 30, 2022, the Company recorded $90,000 income from the Sponsor under the Administrative Services Agreement, which is included in “net investment and other income” in the consolidated statements of operations.

Included within “due from related party” on the consolidated balance sheets is a balance of $8 thousand representing reimbursable expenses relating to government fees that the Company paid on behalf of the SPAC and the Sponsor.

Participating Notes

During the year ending December 31, 2021, Mr. Jay Madhu, a director and officer of the Company and its subsidiaries, invested a principal amount of $68 thousand in Series 2020-1 participating notes. During the years ended December 31, 2021, Jay Madhu received $12 thousand return on the investment. The principal balance is included in notes payable at September 30, 2022 and December 31, 2021.

16. SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements. Below are other events subsequent to September 30, 2022 for which disclosure was required.

On November 9, 2022, the OXAC held an extraordinary general meeting (the “EGM”) of shareholders. At the EGM, the OXAC’s shareholders were presented the proposals to extend the date by which OXAC must consummate a business combination from November 16, 2022 to August 16, 2023 (or such earlier date as determined by OXAC’s Board) by amending OXAC’s Amended and Restated Memorandum and Articles of Association (the “Extension Amendment Proposal”). The Extension Amendment Proposal to amend OXAC’s Amended and Restated Memorandum and Articles of Association (“Charter Amendment”) was approved.

In connection with the Extension Amendment Proposal, the Sponsor has agreed to contribute to OXAC a loan of $575,000 (the “Extension Loan”), to be deposited into OXAC Trust Account to extend the Termination Date from November 16, 2022 to August 16, 2023. On November 14, 2022, the Company subscribed for additional ordinary shares in the Sponsor for an amount of $285,000, representing the Company’s pro-rata portion of the Extension Loan. As such, the Company’s Sponsor Equity Interest remained at approximately 49.6% and 63.1% of the ordinary shares and preferred shares, respectively, of the Sponsor.

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

GENERAL

The following is a discussion and analysis of our results of operations for the three and nine-month periods ended September 30, 2022 and 2021 and our financial condition as of September 30, 2022 and December 31, 2021. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2022. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, unless the context dictates otherwise.

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

On August 11, 2021, OXRE entered into a Share Purchase Agreement with Sponsor (the “Initial Share Purchase Agreement”) under which OXRE purchased the Sponsor Equity Interest for an aggregate purchase price of $2,000,000. Under the Initial Share Purchase Agreement, OXRE acquired an aggregate of 1,500,000 ordinary shares and 3,094,999 preferred shares of Sponsor.

On November 14, 2022, OXRE entered into a Second Share Purchase Agreement with Sponsor (the “Second Share Purchase Agreement”) under which OXRE acquired an additional 285,000 ordinary shares of Sponsor for an aggregate purchase price of $285,000.

The preferred shares of Sponsor generally entitle the holders thereof to receive the net proceeds, if any, received by Sponsor from the sale, exchange, or disposition of the Private Placement Warrants or the shares issuable upon the exercise thereof, and the ordinary shares of Sponsor are equivalent to the value of the Class B Shares of Oxbridge Acquisition held by Sponsor. In addition to the foregoing, the Initial Share Purchase Agreement and the Second Share Purchase Agreement contains customary representations, warranties, and covenants.

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

Administrative Services Agreement

Commencing on the effective date of the SPAC’s IPO, the Sponsor agreed to pay the Company a total of up to $10,000 per month, through to November 16, 2022, for office space, utilities, secretarial and administrative support to the Sponsor and the SPAC. Upon completion of the SPAC’s initial Business Combination or the SPAC’s liquidation, the Sponsor will cease paying these monthly fees. For the period ended September 30, 2022, the Company recorded other income of $90,000.

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

RESULTS OF OPERATIONS

The following is our consolidated statement of operations and performance ratios for the three and nine-month periods ended September 30, 2022 and 2021 (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue
Assumed premiums	$-	-	705	904
Premiums ceded	-	-	(60)	-
Change in unearned premiums reserve	591	370	350	(149)

Net premiums earned	591	370	995	755
Net investment and other income	53	25	128	64
Net realized investment gains	-	-	27	755
Unrealized (loss) gain on other investment	(1,327)	7,146	(986)	7,146
Change in fair value of equity securities	(13)	(512)	(355)	(566)

Total revenue	(696)	7,029	(191)	8,154

Expenses
Losses and loss adjustment expenses	1,073	158	1,073	158
Policy acquisition costs and underwriting expenses	65	41	110	83
General and administrative expenses	323	280	1,050	845

Total expenses	1,461	479	2,233	1,086

(Loss) income before income attributable to noteholders	(2,157)	6,550	(2,424)	7,068

Income attributable to noteholders	-	(24)	(43)	(66)

Net (loss) income	$(2,157)	6,526	(2,467)	7,002

(Loss) earnings per share
Basic and Diluted	$(0.37)	1.14	(0.43)	1.22

Weighted-average shares outstanding
Basic and Diluted	5,781,587	5,733,587	5,771,506	5,733,587

Performance ratios to net premiums earned:
Loss ratio	181.6%	42.7%	107.8%	20.9%
Acquisition cost ratio	11.0%	11.1%	11.1%	11.0%
Expense ratio	65.7%	86.8%	116.6%	122.9%
Combined ratio	247.2%	129.5%	224.4%	143.8%

General. Net Loss for the quarter ended September 30, 2022 was $2.15 million, or $0.37 basic and diluted loss per share compared to a net income of $6.53 million, or $1.14 basic and diluted earnings per share, for the quarter ended September 30, 2021. The decline is due primarily to an increased unrealized loss on other investment and increased loss and loss adjustment expenses, during the quarter ended September 30, 2022, when compared with the prior quarter.

Net loss for the nine months ended September 30, 2022 was $2.46 million, or $0.43 basic or diluted loss per share compared to a net income of $7 million, or $1.22 per basic and diluted earnings per share, for the nine months ended September 2021. The decline is due primarily to an increased unrealized loss on other investment, reduced net realized investment gains, and increased loss and loss adjustment expenses, during the nine months ended September 30, 2022 when compared with the prior year period.

Premium Income. Net premiums earned typically reflects the pro rata inclusion into income of premiums assumed over the life of the reinsurance contracts.

Net premiums earned for the quarter ended September 30, 2022 increased to $591 thousand from $370 thousand for the quarter ended September 30, 2021.

Net premiums earned for the nine months ended September 30, 2022 increased to $995 thousand from $755 thousand for the nine months ended September 30, 2021. The increase is due to the acceleration of premium recognition on one of the Company’s reinsurance contract due to a limit loss suffered during the quarter, as well as higher rates on reinsurance contracts during the quarter ended September 30, 2022, when compared to the prior period.

Losses Incurred. Losses incurred for the quarter ended September 30, 2022 increased to $1,073 thousand from $158, for the quarter ended September 30, 2021. The increase during the quarter is wholly due to the triggering of a limit loss on two of the Company’s reinsurance contracts, due to the impact of Hurricane Ian on our book of business.

Losses incurred for the nine-month period ended September 30, 2022 increased to $1,073 thousand from $158, for the nine-month period ended September 30, 2021. The increase during the nine-month period ended September 30, 2022 is wholly due to the triggering of a limit loss on two of the Company’s reinsurance contracts, due to the impact of Hurricane Ian on our book of business.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs and underwriting expenses for the quarter ended September 30, 2022 increased to $65 thousand from $41 thousand for the quarter ended September 30, 2021. The increase is due wholly due to the acceleration of premium recognition as mentioned above, and the resulting acceleration of policy acquisition costs, as well as higher rates on reinsurance contracts during the quarter ended September 30, 2022, when compared to the quarter ended September 30, 2021.

Policy acquisition costs and underwriting expenses for the nine months ended September 30, 2022 increased marginally to $110 thousand from $83 thousand for the nine months ended September 30, 2022. The increase is due wholly due to the acceleration of premium recognition as mentioned above, and the resulting acceleration of policy acquisition costs, as well as higher rates on reinsurance contracts during the nine-month period ended September 30, 2022, when compared to the same period in 2021.

General and Administrative Expenses. General and administrative expenses for the quarter ended September 30, 2022 increased $43 thousand, to $323 thousand, from $280 thousand for the quarter ended September 30, 2021. The increase is due to increased personnel costs and inflationary expense fluctuations during the quarter.

General and administrative expenses for the nine months ended September 30, 2022 increased to $1,050 thousand, from $845 thousand for the quarter ended September 30, 2021. The increase is due to increased personnel costs and inflationary expense fluctuations during the nine-month period ending September 30, 2022.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio increased from 42.7% for the quarter end September 30, 2021 to 181.6% for the quarter ended September 30, 2022. The increase during the quarter ended September 30, 2022, is wholly due to the limit losses suffered on one of our reinsurance contracts as a result of Hurricane Ian, partially offset by a higher denominator in net premiums earned, compared with the previous quarter.

The loss ratio increased from 20.9% for the nine-month period ended September 30, 2021 to 107.8% for the nine-month period ended September 30, 2022. The increase during the quarter ended September 30, 2022, is wholly due to the limit losses suffered on one of our reinsurance contracts as a result of Hurricane Ian, partially offset by a higher denominator in net premiums earned, compared with the previous quarter.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio marginally decreased marginally from 11.1% for the quarter ended September 30, 2021, to 11.0% for the quarter ended September 30, 2022.

The acquisition cost ratio increased marginally from 11.0% for the nine-month period ended September 30, 2021, to 11.1% for the nine-month period ended and September 30, 2022.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, and general and administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio decreased from 86.8% for the three-month period ended September 30, 2021, to 65.7% for the three-month period ended September 30, 2022. The decrease is due to a higher denominator in net premiums earned to due premium acceleration, partially offset by increased policy acquisition costs and general and administrative expenses during the three-month period, ending September 30, 2022, when compared with the three-month period ended September 30, 2021.

The expense ratio decreased from 122.9% for the nine -month period ended September 30, 2021, to 116.6.% for the nine-month period ended September 30, 2022. The decrease is due to a higher denominator in net premiums earned to due premium acceleration, partially offset by increased policy acquisition costs and general administrative expenses as recorded during the nine-month period ended September 30, 2022, when compared with the nine-month period ended September 30, 2021.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. The combined ratio increased from 129.5% for the three-month period ended September 30, 2021, to 247.2% for the three-month period ended September 30, 2022. The increase is primarily due to the increase in the loss ratio during the quarter ended September 30, 2022, as a result of a limit loss suffered under one of our reinsurance contracts and also increased personnel and other expenses during the quarter ending September 30, 2022, when compared with the prior quarter.

The combined ratio increased from 143.8% for the nine-month period ended September 30, 2021 to 224.4% for the nine-month period ended September 30, 2022. The increase is primarily due to the increase in loss ratio and the higher general administrative expenses incurred during the nine-month period ended September 30, 2022, when compared with the prior period.

FINANCIAL CONDITION – SEPTEMBER 30, 2022 COMPARED TO DECEMBER 31, 2021

Restricted Cash and Cash Equivalents. As of September 30, 2022, our restricted cash and cash equivalents increased by $288 thousand, or 15%, to $2.18 million, from $1.89 million as of December 31, 2021. The increase is the result of premium deposits made during the nine months ended September 30, 2022.

Investments. As of September 30, 2022, our equity investments increased by $48 thousand or 8% to $625 thousand, from $577 thousand as of December 31, 2021. The increase is primarily a result of purchase of equity securities during the nine-month period ended September 30, 2022.

Other Investments. As of September 30, 2022, our other investments decreased to 10.18 million from $11.17 million at December 31, 2021. The decrease is due to fair value changes of our investment in Oxbridge Acquisition Corp., a special purpose acquisition company in which the Company has an equity investment measured at fair value.

Notes Payable to Noteholders. As of September 30, 2022, our notes payable remained the same at $216 thousand. These notes relate to Series 2020-1 participating notes issued by our reinsurance sidecar subsidiary, Oxbridge Re NS during the quarter ending June 30, 2020.

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

As of September 30, 2022, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no plans to issue debt, and we expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, its subsidiaries Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for each subsidiary is $500. As of September 30, 2022, each subsidiary exceeded the minimum required. By law, each subsidiary is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing and financing activities for the nine -month periods ended September 30, 2022, and 2021 are summarized below.

Cash Flows for the Nine months ended September 30, 2022 (in thousands)

Net cash used in operating activities for the nine months ended September 30, 2022 totaled $682, which consisted primarily of cash received net written premiums less cash disbursed for operating expenses. Net cash used in investing activities of $376 was primarily due to the net purchases of equity securities. There was no cash used in or provided by financing activities.

Cash Flows for the Nine months ended September 30, 2021 (in thousands)

Net cash used in operating activities for the nine months ended September 30, 2021 totaled $110, which consisted primarily of cash received net written premiums less cash disbursed for operating expenses. Net cash provided by investing activities of $1,802 was primarily due to the net sales of equity securities. There was no cash used in or provided by financing activities.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2022, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

At September 30, 2022 we had no reserves for loss and loss adjustment expenses due to no significant events occurring during the year and no reported claims on contract in force. See Note 7 to the consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any litigation or arbitration. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

Item 1A. Risk Factors

There have been no material changes to our risk factors during the nine months ended September 30, 2022. However, we draw attention to the below risk factors relating to our investment in Oxbridge Acquisition Corp. that can have a material impact on our earnings and shareholders’ equity in the near term.

We have made a significant investment in the sponsor of a blank check company commonly referred to as a special purpose acquisition company (“SPAC”), and will suffer the loss of all of our investment if the SPAC does not complete an acquisition by August 16, 2023.

In August 2021, we made an initial investment of $2,000,000 in OAC Sponsor Ltd (“Sponsor”), that served as the sponsor of Oxbridge Acquisition Corp., a special purpose acquisition company (“Oxbridge Acquisition”). The investment was made to fund, in part, Sponsor’s purchase of private placement warrants of Oxbridge Acquisition as a part of the sponsorship of Oxbridge Acquisition. Prior to a business combination by Oxbridge Acquisition, Sponsor holds 100% of the shares of Class B ordinary shares and 4,897,500 Private Placement Warrants of Oxbridge Acquisition. The Class B shares equal approximately 20% of the outstanding common stock of Oxbridge Acquisition. On November 14, 2022, we made an additional investment of $285,000 in connection with the SPAC’s deadline extension to August 16, 2023.

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

There is no assurance that Oxbridge Acquisition will be successful in completing a business combination or that any business combination will be successful. The Company can lose its entire investment in Sponsor if a business combination is not completed by August 16, 2023 or if the business combination is not successful, which may materially adversely impact our shareholder value.

Our use of fair value accounting of our indirect investment in Oxbridge Acquisition could result in income statement volatility, which in turn, could cause significant market price and trading volume fluctuations for our securities.

Our beneficial interests in Oxbridge Acquisition’s Class B shares and Private Placement Warrants are recorded at fair value with changes in fair value being recorded in the consolidated statement of operations during the period of change. The Company’s management makes a significant judgment and assumption that a business combination is more than likely to occur. The fair value calculation of the Company’s beneficial interest in OXAC’s Class B shares and Private Placement Warrants is dependent on company specific adjustments applied to the observable trading prices of OXAC Class A shares and public warrants. The Company estimates that a specific discount range 30% sufficiently captures the risk or profit that a market participant would require as compensation for assuming the inherent risk of forfeiture if a business combination doesn’t occur and the lack of marketability of the Company’s beneficial interests in the OXAC. The Company classifies the investment in Oxbridge Acquisition as Level 3 in the fair value hierarchy due to the unobservable input of the company specific adjustment. However, the Company can lose its entire investment if a business combination is not completed by August 16, 2023 or if the business combination is not successful. Additionally, the fair value of the investment must be remeasured quarterly. Because of this, our earnings may experience greater volatility in the future as a decline in the fair value of our investment in Oxbridge Acquisition could significantly reduce both our earnings and shareholders’ equity, which in turn, could cause significant market price and trading volume fluctuations for our securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

(b) Repurchases of Equity Securities

None.

(c) Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit No.	Document

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: November 14, 2022	By:	/s/ JAY MADHU
Jay Madhu
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ WRENDON TIMOTHY
Wrendon Timothy
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

