Form 10-K
period 2022-12-31
OXBRIDGE RE HOLDINGS Ltd
filed 2023-03-30
CIK 1584831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $1,606,951 (based upon the quoted closing sale price per share of the registrant’s ordinary shares on The NASDAQ Capital Market) on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of June 30, 2022 were affiliates.

As of March 30, 2023, 5,866,234 ordinary shares, par value $0.001 (USD) per share, were outstanding.

Documents Incorporated by Reference:

Information required by Part III is incorporated by reference from registrant’s Proxy Statement for its 2023 annual meeting of stockholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2022.

OXBRIDGE RE HOLDINGS LIMITED

Index to Annual Report on Form 10-K

Year Ended December 31, 2022

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

Our level of profitability is primarily determined by how adequately our premiums assumed and investment income cover our costs and expenses, which consist primarily of acquisition costs and other underwriting expenses, claim payments and general and administrative expenses. One factor leading to variation in our operational results is the timing and magnitude of any follow-on offerings we undertake (if any), and issuance of participating notes to investors as we are able to deploy new capital to collateralize new reinsurance treaties and consequently, earn additional premium revenue. In addition, our results of operations may be seasonal in that hurricanes and other tropical storms typically occur during the period from June 1 through November 30. Further, our results of operations may be subject to significant variations due to factors affecting the property and casualty insurance industry in general, which include competition, legislation, regulation, general economic conditions, judicial trends, and fluctuations in interest rates and other changes in the investment environment.

Because we employ an opportunistic underwriting and investment philosophy, period-to-period comparisons of our underwriting results may not be meaningful. In addition, our historical investment results may not necessarily be indicative of future performance. Due to the nature of our reinsurance and investment strategies, our operating results will likely fluctuate from period to period.

Compared to most of our competitors, we are small and have low overhead expenses. We believe that our expense efficiency, agility and existing relationships support our competitive position and allows us to profitably participate in lines of business that fit within our strategy. Over time we expect our expense advantage could erode as the industry seeks to reduce frictional costs.

Recent Developments

Formation of SurancePlus

SurancePlus Inc., an indirect wholly-owned subsidiary of Oxbridge Re Holdings Limited, was incorporated as a British Virgin Islands Business Company on December 19, 2022 for the purposes of tokenizing reinsurance contracts underwritten by its affiliated licensed reinsurer, Oxbridge Re NS.

On March 27, 2023, the Company and SurancePlus Inc. (“SurancePlus”), issued a press release announcing the commencement of an offering by SurancePlus of up to $5.0 million (USD) of DeltaCat Re Tokens (the “Tokens”), which represent Series DeltaCat Preferred Shares of SurancePlus (“Preferred Shares”, and together with the Tokens, the “Securities”). Each Token, which will have a purchase price of $10.00 per Token, will represent one Preferred Share of SurancePlus.

The proceeds from the offer and sale of the Securities will be used by SurancePlus to purchase one or more participating notes of Oxbridge Re NS, and the proceeds from the sale of participating notes will be invested in collateralized reinsurance contracts to be underwritten by Oxbridge Re NS. The holders of the Securities will generally be entitled to proceeds from the payment of participating notes in the amount of a preferred return of $12.00 plus 80% of any proceeds in excess of the amount necessary to pay the preferred return. Assuming no casualty losses to properties reinsured by Oxbridge Re’s reinsurance subsidiaries, DeltaCat Re token investors are expected to receive a return on the original purchase price of the tokens of up to 196% after 3 years.

The Securities have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state or other securities laws and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state or other securities laws. The Securities will be sold in a transaction exempt from registration under the Securities Act and will be sold only to persons reasonably believed to be accredited investors in the United States under SEC Rule 506(c) under the Securities Act and outside the United States only to non-U.S. persons in accordance with Regulation S under the Securities Act.

ATM Facility

On September 30, 2022, the Company entered into an Equity Distribution Agreement (the “Offering Agreement”) with Maxim Group LLC, as sales agent (the “Sales Agent”), pursuant to which the Company could offer and sell, from time to time, through the Sales Agent up to $6,300,000 of the Company’s ordinary shares, $0.001 par value (“Ordinary Shares”). The expiration date of the Offering Agreement is the earlier of (i) the issuance and sale of the Ordinary Shares having an aggregate offering price equal to $6,300,000, or (ii) the termination of the Offering Agreement by either the Sales Agent or the Company, in each such party’s sole discretion, upon the provision of thirty (30) days’ written notice. The Company will pay the Sales Agent a commission equal to 3.0% of the gross proceeds of the Ordinary Shares sold by the Sales Agent pursuant to the Offering Agreement.

Sales of the Ordinary Shares under the Offering Agreement, if any, may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including without limitation sales made directly on or through the Nasdaq Capital Market or any other existing trading market for the Ordinary Shares. The Sales Agent will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Ordinary Shares from time to time, based upon instructions from the Company (including any price, time or amount limits the Company may impose). The Company is not obligated to make any sales under the Offering Agreement.

The Ordinary Shares were registered pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-262590) (the “Registration Statement”), and offerings of the Ordinary Shares will be made only by means of a prospectus supplement.

Oxbridge Acquisition Corp.

On August 16, 2021, Oxbridge Acquisition Corp. (“Oxbridge Acquisition or “the SPAC”), a Cayman Islands special purpose acquisition company in which the Company has an indirect investment through its wholly-owned licensed reinsurance subsidiary Oxbridge Reinsurance Limited (“OXRE”), announced the closing of an initial public offering of units (“Units”). In the initial public offering, Oxbridge Acquisition sold an aggregate of 11,500,000 Units at a price of $10.00 per unit, resulting in total gross proceeds of $115,000,000. Each Unit consisted of one Class A ordinary share and one redeemable warrant, with each warrant entitling the holder thereof to purchase one Class A ordinary share of Oxbridge Acquisition at a price of $11.50 per share.

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

On November 9, 2022, Oxbridge Acquisition held an extraordinary general meeting (the “EGM”) of shareholders. At the EGM, Oxbridge Acquisition’s shareholders were presented the proposals to extend the date by which Oxbridge Acquisition must consummate a business combination from November 16, 2022 to August 16, 2023 (or such earlier date as determined by Oxbridge Acquisition’s Board) by amending Oxbridge Acquisition’s Amended and Restated Memorandum and Articles of Association (the “Extension Amendment Proposal”). The Extension Amendment Proposal to amend Oxbridge Acquisition’s Amended and Restated Memorandum and Articles of Association (“Charter Amendment”) was approved.

In connection with the Extension Amendment Proposal, the Sponsor has agreed to contribute to Oxbridge Acquisition a loan of $575,000 (the “Extension Loan”), to be deposited into Oxbridge Acquisition’s Trust Account to extend the Termination Date from November 16, 2022 to August 16, 2023. On November 14, 2022, the Company subscribed for additional ordinary shares in the Sponsor for an amount of $285,000, representing the Company’s pro-rata portion of the Extension Loan. As such, the Company’s Sponsor Equity Interest remained at approximately 49.6% and 63.1% of the ordinary shares and preferred shares, respectively, of the Sponsor.

On February 28, 2023, the Company announced in a press release that Oxbridge Acquisition filed a Current Report on Form 8-K with the Securities and Exchange Commission in connection with Oxbridge Acquisition’s business combination with Jet Token Inc. (“Jet”), a Delaware based company. Upon the closing of the transaction, the combined company will be named Jet.AI Inc. Jet offers fractional aircraft ownership, jet card, aircraft brokerage and charter service through its fleet of private aircraft and those of Jet’s Argus Platinum operating partner. Jet’s charter app enables travelers to look, book and fly. The funding and capital markets access from this transaction is expected to enable Jet to continue its growth strategy of AI software development and fleet expansion. The business combination is expected to be completed late in the second quarter of 2023.

The Company’s wholly-owned licensed reinsurance subsidiary, Oxbridge Reinsurance Limited (“Oxbridge Reinsurance”), is the lead investor in Oxbridge Acquisition’s sponsor and holds the equivalent of 1,426,180 Class B shares, which at closing of the business combination will have a value of $14,261,800. This does not include the value of the 3,094,999 private placement warrants that the Company beneficially holds in Oxbridge Acquisition.

Our Business Strategy

Our goal is to achieve attractive risk-adjusted returns for our shareholders through the prudent management of underwriting and investments risks relative to our capital base. To achieve this objective, the following are the principal elements of our business strategy.

●	Maintain a Commitment to Disciplined Underwriting. We employ a disciplined and data-driven underwriting approach to select a diversified portfolio of risks that we believe will generate an attractive return to our shareholders over the long term. Neither our underwriting nor our investment strategies are designed to generate smooth or predictable quarterly earnings, but rather to optimize growth in book value per share over the long term.

●	Focus on Risk Management. We treat risk management as an integral part of our underwriting and business management processes. All of our reinsurance contracts contain loss limitation provisions that limit our losses to the value of the assets collateralizing our reinsurance contracts.

●	Deployment of Capital. In order to eliminate the possibility of complete losses, we intend to place only a portion of our total capital at risk in any single year. This means that we expect lower returns than some of our competitors in years where there are lower than average catastrophe losses but that our capital will not be completely eroded in the event of multiple large losses.

●	Take Advantage of Market Opportunities. Although our business is initially focused on catastrophe coverage for Gulf Coast insurers we intend to continuously evaluate various market opportunities in which our business may be strategically or financially expanded or enhanced in the future. Such opportunities could take the form of investing into related party special purpose acquisition companies, further diversifying our business into other geographic or market areas, which could include quota share reinsurance contracts, joint ventures, renewal rights transactions, corporate acquisitions of other insurers or reinsurers, spinoffs, mergers or the formation of insurance or reinsurance platforms in new markets.

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

Our competitors include Sirius Point Ltd., Blue Capital Reinsurance Holdings Ltd., ACE Ltd., Everest Re, General Re Corporation, Hannover Re Group, Munich Reinsurance Company, Partner Re Ltd., Swiss Reinsurance Company, Transatlantic Reinsurance Company, Berkshire Hathaway, PartnerRe Ltd, Aeolus, and Nephila. Although we seek to provide coverage where capacity and alternatives are limited, we directly compete with these larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business. We also compete with smaller companies and other niche reinsurers from time to time.

While we have a limited operating history, we believe that our unique approach to multi-year underwriting will allow us to be successful in underwriting transactions against more established competitors.

Employees

As of March 30, 2023, we had four employees, all of which were full-time. We believe that our relations with our employees are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements. We believe that we will continue to have relatively few employees and intend to outsource some functions to specialist firms in the Cayman Islands if and when we determine that such functions are necessary. We intend to use the expertise of our Board of Directors and where necessary, external consultants to provide any other service we may require from time to time.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances may have an adverse effect on our business, cash flows, financial condition and results of operations. In that case, the market price of our securities could decline, and you may lose some or all of your investment. Such risks include, but are not limited to:

●	We have made a significant investment in the sponsor of a blank check company commonly referred to as a special purpose acquisition company (“SPAC”), and will suffer the loss of all of our investment if the SPAC does not complete an acquisition by August 16, 2023.
●	Our use of fair value accounting of our indirect investment in the SPAC could result in income statement volatility.
●	Failure to become rated by A.M. Best, or receipt of a negative rating, could significantly and negatively affect our ability to grow.
●	Established competitors with greater resources may make it difficult for us to effectively market our products or offer our products at a profit.
●	If actual renewals of our existing contracts do not meet expectations, our premiums assumed in future years and our future results of operations could be materially adversely affected.
●	Reputation is an important factor in the reinsurance industry, and our lack of an established reputation may make it difficult for us to attract or retain business.
●	If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be significantly and negatively affected.
●	The property and casualty reinsurance market may be affected by cyclical trends and over-supply.
●	Our property and property catastrophe reinsurance operations will make us vulnerable to losses from catastrophes and may cause our results of operations to vary significantly from period to period.
●	We could face unanticipated losses from war, terrorism, and political unrest, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.
●	We depend on our clients’ evaluations of the risks associated with their insurance underwriting, which may subject us to reinsurance losses.
●	Changing climate conditions may adversely affect our financial condition, profitability or cash flows.
●	Operational risks, including human or systems failures, are inherent in our business.
●	The effect of emerging claim and coverage issues on our business is uncertain
●	We are required to maintain sufficient collateral accounts, which could significantly and negatively affect our ability to implement our business strategy.
●	The inability to obtain business provided from brokers could adversely affect our business strategy and results of operations.
●	The involvement of reinsurance brokers may subject us to their credit risk.
●	We may be unable to purchase reinsurance for the liabilities we reinsure, and if we successfully purchase such reinsurance, we may be unable to collect, which could adversely affect our business, financial condition and results of operations.
●	U.S. and global economic downturns could harm our business, our liquidity and financial condition and the price of our securities.
●	Our ability to implement our business strategy could be delayed or adversely affected by Cayman Islands employment restrictions.

●	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
●	If we lose or are unable to retain our senior management and other key personnel and are unable to attract qualified personnel, our ability to implement our business strategy could be delayed or hindered, which, in turn, could significantly and negatively affect our business.
●	There are differences under Cayman Islands corporate law and Delaware corporate law with respect to interested party transactions which may benefit certain of our shareholders at the expense of other shareholders.
●	Any suspension or revocation of our reinsurance license would materially impact our ability to do business and implement our business strategy.
●	Our reinsurance subsidiaries are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.
●	As a holding company, we will depend on the ability of our subsidiaries to pay dividends.
●	We are subject to the risk of possibly becoming an investment company under U.S. federal securities law.
●	Insurance regulations to which we are, or may become, subject, and potential changes thereto, could have a significant and negative effect on our business.
●	We will likely be exposed to credit risk due to the possibility that counterparties may default on their obligations to us.
●	Provisions of our Third Amended and Restated Memorandum and Articles of Association (“Articles”) could adversely affect the value of our securities.
●	Provisions of the Companies Law of the Cayman Islands could prevent a merger or takeover of our company.
●	Holders of our securities may have difficulty obtaining or enforcing a judgment against us, and they may face difficulties in protecting their interests because we are incorporated under Cayman Islands law.
●	Provisions of our Articles may reallocate the voting power of our ordinary shares.
●	We do not currently have an effective registration statement registering the issuance of the shares underlying our publicly traded warrants, and therefore you may not be able to exercise the warrants in a cash exercise.
●	We may become subject to taxation in the Cayman Islands which would negatively affect our results.
●	We may be subject to United States federal income taxation.
●	We may be treated as a PFIC, in which case a U.S. holder of our ordinary shares should be subject to disadvantageous rules under U.S. federal income tax laws. We may be treated as a CFC and may be subject to the rules for related person insurance income, and in either case this may subject a U.S. holder of our ordinary shares to disadvantageous rules under U.S. federal income tax laws.
●	United States tax-exempt organizations who own ordinary shares may recognize unrelated business taxable income.
●	Changes in United States tax laws may be retroactive and could subject us, and/or United States persons who own ordinary shares to United States income taxation on our undistributed earnings.
●	We do not intend to resume paying cash dividends in the foreseeable future.

ITEM 1A RISK FACTORS

Risks Relating to Our Business

We have made a significant investment in the sponsor of a blank check company commonly referred to as a special purpose acquisition company (“SPAC”), and will suffer the loss of all of our investment if the SPAC does not complete an acquisition by August 16, 2023

In August 2021, we made an investment of $2,000,000 in OAC Sponsor Ltd (“Sponsor”), that served as the sponsor of Oxbridge Acquisition Corp., a special purpose acquisition company (“Oxbridge Acquisition”). The investment was made to fund, in part, Sponsor’s purchase of private placement warrants of Oxbridge Acquisition as a part of the sponsorship of Oxbridge Acquisition. Prior to a business combination by Oxbridge Acquisition, Sponsor holds 100% of the shares of Class B ordinary shares and 4,897,500 Private Placement Warrants of Oxbridge Acquisition. The Class B shares equal approximately 20% of the outstanding common stock of Oxbridge Acquisition.

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

Although Oxbridge Acquisition entered into a Business Combination Agreement and Plan of Reorganization on February 24, 2023 with Jet Token, Inc. that contemplates a business combination transaction with Jet Token, Inc., there is no assurance that Oxbridge Acquisition will be successful in completing such a business combination or that any business combination will be successful. The Company can lose its entire investment in Sponsor if the contemplated business combination is not completed by August 16, 2023 or if the business combination is not successful, which would materially adversely impact our shareholder value.

Our use of fair value accounting of our indirect investment in Oxbridge Acquisition could result in income statement volatility, which in turn, could cause significant market price and trading volume fluctuations for our securities.

Our beneficial interests in Oxbridge Acquisition’s Class B shares and Private Placement Warrants are recorded at fair value with changes in fair value being recorded in the consolidated statement of operations during the period of change. The Company’s management makes a significant judgment and assumption that a business combination is more than likely to occur.. The fair value calculation of the Company’s beneficial interest in OXAC’s Class B shares and Private Placement Warrants is dependent on company-specific adjustments applied to the observable trading prices of OXAC Class A shares and public warrants. At December 31, 2022, the Company relied on an independent valuation specialist who estimates that a specific discount of 25.11% sufficiently captures the risk or profit that a market participant would require as compensation for assuming the inherent risk of forfeiture if a business combination does not occur and the lack of marketability of the Company’s beneficial interests in the OXAC. The Company classifies the investment in Oxbridge Acquisition as Level 3 in the fair value hierarchy due to the unobservable input of the company-specific adjustment. However, the Company can lose its entire investment if a business combination is not completed by August 16, 2023 or if the business combination is not successful. Additionally, the fair value of the investment must be remeasured quarterly. Because of this, our earnings may experience greater volatility in the future as a decline in the fair value of our investment in Oxbridge Acquisition could significantly reduce both our earnings and shareholders’ equity, which in turn, could cause significant market price and trading volume fluctuations for our securities.

We will need additional capital in the future in order to grow and operate our business. Such capital may not be available to us or may not be available to us on favorable terms. Furthermore, our raising additional capital could dilute your ownership interest in our company.

We expect that we will need to raise additional capital in the future through public or private equity or debt offerings or otherwise in order to:

●	further capitalize our reinsurance subsidiaries and implement our growth strategy;
●	fund liquidity needs caused by underwriting or investment losses;
●	replace capital lost in the event of significant reinsurance losses or adverse reserve developments;
●	meet applicable statutory jurisdiction requirements; and/or
●	respond to competitive pressures.

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

We anticipate that the performance of our reinsurance operations and our investment portfolio will fluctuate from period to period. Fluctuations will result from a variety of factors, including:

●	reinsurance contract pricing;
●	our assessment of the quality of available reinsurance opportunities;
●	the volume and mix of reinsurance products we underwrite;
●	loss experienced on our reinsurance liabilities;
●	our ability to assess and integrate our risk management strategy properly; and
●	the performance of our investment portfolio, including our indirect investment in the SPAC.

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

Our competitors include Sirius Ltd., Blue Capital Reinsurance Holdings Ltd., ACE Ltd., Everest Re, General Re Corporation, Hannover Re Group, Munich Reinsurance Company, Partner Re Ltd., Swiss Reinsurance Company, Transatlantic Reinsurance Company, Berkshire Hathaway, PartnerRe Ltd, Aeolus, and Nephila, as well as smaller companies and other niche reinsurers. Although we seek to provide coverage where capacity and alternatives are limited, we will directly compete with these larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business.

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

Our reinsurance operations expose us to claims arising out of unpredictable catastrophic events, such as hurricanes, hailstorms, tornados, windstorms, earthquakes, floods, fires, explosions, and other natural or man-made disasters. Because of our emphasis on Florida, we are particularly vulnerable to hurricanes and with windstorm losses occurring in Florida. The incidence and severity of catastrophes are inherently unpredictable but the loss experience of property catastrophe reinsurers has been generally characterized as low frequency and high severity. Claims from catastrophic events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal quarter or year and adversely affect our financial condition. Corresponding reductions in our surplus levels could impact our ability to write new reinsurance policies.

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

Although we only employ four individuals, two of whom are members of senior management, our future success may depend to a significant extent on the efforts of our senior management and other key personnel (who have not yet been hired) to implement our business strategy. We believe there are only a limited number of available, qualified executives with substantial experience in our industry. In addition, we will need to add personnel, including underwriters, to implement our business strategy. We could face challenges attracting personnel to the Cayman Islands. Accordingly, the loss of the services of one or more of the members of our senior management or other key personnel (when hired), or our inability to hire and retain other key personnel, could delay or prevent us from fully implementing our business strategy and, consequently, significantly and negatively affect our business.

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

Risks Relating to Insurance and Other Regulations

Any suspension or revocation of our reinsurance licenses would materially impact our ability to do business and implement our business strategy.

Oxbridge Reinsurance Limited and Oxbridge Re NS are each licensed as an insurer only in the Cayman Islands by CIMA, and we do not intend to obtain a license in any other jurisdiction. The suspension or revocation of each of our licenses to do business as a reinsurance company in the Cayman Islands for any reason would mean that we would not be able to enter into any new reinsurance contracts until the suspension ended or we became licensed in another jurisdiction. Any such suspension or revocation of our licenses would negatively impact our reputation in the reinsurance marketplace and could have a material adverse effect on our results of operations.

As a regulated insurance company, each of Oxbridge Reinsurance Limited and Oxbridge Re NS is subject to the supervision of CIMA and CIMA may at any time direct Oxbridge Reinsurance Limited and/or Oxbridge Re NS, in relation to a policy, a line of business or the entire business, to cease or refrain from committing an act or pursing a course of conduct and to perform such acts as in the opinion of CIMA are necessary to remedy or ameliorate the situation.

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

Passive income generally includes interest, dividends and other investment income. However, the income derived in the active conduct of an insurance business is excluded from the term “passive income” if (i) for years before 2021, the income is earned by a corporation that is predominantly engaged in an insurance business, and (ii) for years after 2021, the income is earned by a “qualifying insurance corporation”. In order for a non-U.S. property and casualty insurance company to be treated as a “qualifying insurance corporation” for a taxable year, the company’s “applicable insurance liabilities” generally must be greater than 25% of the company’s assets for the taxable year. In the case of a non-U.S. property and casualty insurance company, the term “applicable insurance liabilities” means the amount of loss and loss adjustment expenses, but shall not exceed the amount reported to the applicable regulator in an applicable financial statement. It is not clear whether the term “applicable insurance liabilities” includes not only the unpaid loss and loss adjustment expenses, but also includes the paid loss and loss adjustment expenses during the taxable year. If each of Oxbridge Reinsurance Limited and Oxbridge Re NS is a “qualified insurance corporation” for a taxable year, then neither Oxbridge Re Holdings Limited, nor Oxbridge Reinsurance Limited, nor Oxbridge Re NS should be deemed to be a PFIC for the taxable year.

Regardless of whether the term “applicable insurance liabilities” includes not only the unpaid loss and loss adjustment expenses but also the paid loss and loss adjustment expenses, we believe that each of Oxbridge Reinsurance Limited and Oxbridge Re NS met the requirements for being a “qualified insurance corporation” for the 2022 and 2021 years. For years prior to 2021, we also believe that each of those corporations met the requirement of being predominantly engaged in an insurance business. Accordingly, we believe that we have not been a PFIC during 2022 or prior years. We do not have an expectation, however, as to whether or not we may be a PFIC in years after 2022. If you are a United States person, we urge you to consult your own tax advisor concerning the potential tax consequences to you under the PFIC rules.

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

ITEM 2 PROPERTIES

We currently lease office space at Suite 201, 42 Edward Street, Georgetown, Grand Cayman. This lease expires in February 2024. We believe that our current office is suitable and sufficient for us to conduct our operations for the foreseeable future.

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

Holders of Record and Tax Information

As of March 30, 2023, there were 13 holders of record of our ordinary shares. There are no current applicable Cayman Islands laws, decrees or regulations relating to restrictions on the import or export of capital or exchange controls affecting remittances of dividends, interest and other payments to non-resident holders of our ordinary shares. There are no existing laws or regulations of the Cayman Islands imposing taxes or containing withholding provisions to which United States holders of our ordinary shares are subject. There are no reciprocal tax treaties between the Cayman Islands and the United States.

Dividend Policy

The declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on our results of operations and cash flows, our financial position and capital requirements, general business conditions, rating agency guidelines (if applicable), any legal, tax, regulatory and contractual restrictions on the payment of dividends, and any other factors considered relevant by our Board of Directors. Our ability to pay dividends will also depend on the requirements of any future financing agreements to which we may be a party and the ability of our reinsurance subsidiaries, or other subsidiaries, to pay dividends to us. Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited and Oxbridge Re NS, our reinsurance subsidiaries, are subject to Cayman Islands regulatory constraints that affect their ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for Oxbridge Reinsurance Limited and Oxbridge Re NS is $500. As of December 31, 2022, both subsidiaries exceeded the minimum requirement. By law, Oxbridge Reinsurance Limited and Oxbridge Re NS is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

We paid no dividends in both 2022 and 2021.

Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our Board of Directors may deem relevant

Unregistered Sales of Equity Securities

There were no sales of unregistered securities during the year ended December 31, 2022.

Issuer Purchases of Equity Securities

The Company did not repurchase any ordinary shares or warrants in 2022.

ITEM 6 [RESERVED]

Not applicable.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our Consolidated Financial Statements and the related notes contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

General

The following is a discussion and analysis of our results of operations for the years ended December 31, 2022 and 2021 and our financial condition as of December 31, 2022 and 2021. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, unless the context dictates otherwise.

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

Compared to most of our competitors, we are small and have low overhead expenses. We believe that our expense efficiency, agility and existing relationships support our competitive position and allows us to profitably participate in lines of business that fit within our strategy. Over time we expect our expense advantage could erode as the industry seeks to reduce frictional costs.

Recent Developments

Formation of SurancePlus

SurancePlus Inc., an indirect wholly-owned subsidiary of Oxbridge Re Holdings Limited, was incorporated as a British Virgin Islands Business Company on December 19, 2022 for the purposes of tokenizing reinsurance contracts underwritten by its affiliated licensed reinsurer, Oxbridge Re NS.

On March 27, 2023, the Company and SurancePlus Inc. (“SurancePlus”), issued a press release announcing the commencement of an offering by SurancePlus of up to $5.0 million (USD) of DeltaCat Re Tokens (the “Tokens”), which represent Series DeltaCat Preferred Shares of SurancePlus (“Preferred Shares”, and together with the Tokens, the “Securities”). Each Token, which will have a purchase price of $10.00 per Token, will represent one Preferred Share of SurancePlus.

The proceeds from the offer and sale of the Securities will be used by SurancePlus to purchase one or more participating notes of Oxbridge Re NS, and the proceeds from the sale of participating notes will be invested in collateralized reinsurance contracts to be underwritten by Oxbridge Re NS. The holders of the Securities will generally be entitled to proceeds from the payment of participating notes in the amount of a preferred return of $12.00 plus 80% of any proceeds in excess of the amount necessary to pay the preferred return. Assuming no casualty losses to properties reinsured by Oxbridge Re’s reinsurance subsidiaries, DeltaCat Re token investors are expected to receive a return on the original purchase price of the tokens of up to 196% after 3 years.

The Securities have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state or other securities laws and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state or other securities laws. The Securities will be sold in a transaction exempt from registration under the Securities Act and will be sold only to persons reasonably believed to be accredited investors in the United States under SEC Rule 506(c) under the Securities Act and outside the United States only to non-U.S. persons in accordance with Regulation S under the Securities Act.

ATM Facility

On September 30, 2022, the Company entered into an Equity Distribution Agreement (the “Offering Agreement”) with Maxim Group LLC, as sales agent (the “Sales Agent”), pursuant to which the Company could offer and sell, from time to time, through the Sales Agent up to $6,300,000 of the Company’s ordinary shares, $0.001 par value (“Ordinary Shares”). The expiration date of the Offering Agreement is the earlier of (i) the issuance and sale of the Ordinary Shares having an aggregate offering price equal to $6,300,000, or (ii) the termination of the Offering Agreement by either the Sales Agent or the Company, in each such party’s sole discretion, upon the provision of thirty (30) days’ written notice. The Company will pay the Sales Agent a commission equal to 3.0% of the gross proceeds of the Ordinary Shares sold by the Sales Agent pursuant to the Offering Agreement.

Sales of the Ordinary Shares under the Offering Agreement, if any, may be made in transactions that are deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended, including without limitation sales made directly on or through the Nasdaq Capital Market or any other existing trading market for the Ordinary Shares. The Sales Agent will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Ordinary Shares from time to time, based upon instructions from the Company (including any price, time or amount limits the Company may impose). The Company is not obligated to make any sales under the Offering Agreement.

The Ordinary Shares were registered pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-262590) (the “Registration Statement”), and offerings of the Ordinary Shares will be made only by means of a prospectus supplement.

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

On August 11, 2021, OXRE entered into a Share Purchase Agreement with Sponsor (the “ Initial Share Purchase Agreement”) under which OXRE purchased the Sponsor Equity Interest for an aggregate purchase price of $2,000,000 (the “Share Purchase Agreement”). Under the Share Purchase Agreement, OXRE acquired an aggregate of 1,500,000 ordinary shares and 3,094,999 preferred shares of Sponsor.

On November 14, 2022, OXRE entered into a Second Share Purchase Agreement with Sponsor (the “Second Share Purchase Agreement”) under which OXRE acquired an additional 285,000 ordinary shares of Sponsor for an aggregate purchase price of $285,000.

In addition to the foregoing, the Initial Share Purchase Agreement contains customary representations, warranties, and covenants.

On November 9, 2022, Oxbridge Acquisition held an extraordinary general meeting (the “EGM”) of shareholders. At the EGM, Oxbridge Acquisition’s shareholders were presented the proposals to extend the date by which Oxbridge Acquisition must consummate a business combination from November 16, 2022 to August 16, 2023 (or such earlier date as determined by Oxbridge Acquisition’s Board) by amending Oxbridge Acquisition’s Amended and Restated Memorandum and Articles of Association (the “Extension Amendment Proposal”). The Extension Amendment Proposal to amend Oxbridge Acquisition’s Amended and Restated Memorandum and Articles of Association (“Charter Amendment”) was approved.

In connection with the Extension Amendment Proposal, the Sponsor has agreed to contribute to Oxbridge Acquisition a loan of $575,000 (the “Extension Loan”), to be deposited into Oxbridge Acquisition’s Trust Account to extend the Termination Date from November 16, 2022 to August 16, 2023. On November 14, 2022, the Company subscribed for additional ordinary shares in the Sponsor for an amount of $285,000, representing the Company’s pro-rata portion of the Extension Loan. As such, the Company’s Sponsor Equity Interest remained at approximately 49.6% and 63.1% of the ordinary shares and preferred shares, respectively, of the Sponsor.

On February 28, 2023, the Company announced in a press release that Oxbridge Acquisition filed a Current Report on Form 8-K with the Securities and Exchange Commission in connection with Oxbridge Acquisition’s business combination with Jet Token Inc. (“Jet”), a Delaware based company. Upon the closing of the transaction, the combined company will be named Jet.AI Inc. Jet offers fractional aircraft ownership, jet card, aircraft brokerage and charter service through its fleet of private aircraft and those of Jet’s Argus Platinum operating partner. Jet’s charter app enables travelers to look, book and fly. The funding and capital markets access from this transaction is expected to enable Jet to continue its growth strategy of AI software development and fleet expansion. The business combination is expected to be completed late in the second quarter of 2023.

The Company’s wholly-owned licensed reinsurance subsidiary, Oxbridge Reinsurance Limited (“Oxbridge Reinsurance”), is the lead investor in Oxbridge Acquisition’s sponsor and holds the equivalent of 1,426,180 Class B shares, which at closing of the business combination will have a value of $14,261,800. This does not include the value of the 3,094,999 private placement warrants that the Company beneficially holds in Oxbridge Acquisition.

PRINCIPAL REVENUE AND EXPENSE ITEMS

Revenues

We derive our most significant revenues from three principal sources:

●	premiums assumed from reinsurance on property and casualty business;
●	income from investments and unrealized (loss)/ gain on other investments;
●	income under our Administrative Services Agreement

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

Administrative Services Agreement

Commencing on the effective date of the SPAC’s IPO, the Sponsor agreed to pay the Company a total of up to $10,000 per month for office space, utilities, secretarial and administrative support to the Sponsor and the SPAC. Upon completion of the SPAC’s initial Business Combination or the SPAC’s liquidation, the Sponsor will cease paying these monthly fees. For the year ended December 31, 2022, the Company received $90,000, and recorded income of $120,000 from the Sponsor under the Administrative Services Agreement, which is included in “net investment and other income” in the consolidated statements of operations. At December 31, 2022, the Company recorded a receivable of $30,000 which is included in “due from related parties” in the consolidated balance sheets.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2022	2021

Revenue
Assumed premiums	$645	904
Change in unearned premiums reserve	350	61

Net premiums earned	995	965
Net investment and other income	201	99
Net realized investment gain	27	755
Unrealized (loss) gain on other investments	(35)	9,173
Change in fair value of equity securities	(338)	(767)

Total revenue	850	10,225

Expenses
Losses and loss adjustment expenses	1,073	158
Policy acquisition costs and underwriting expenses	110	106
General and administrative expenses	1,413	1,305

Total expenses	2,596	1,569

(Loss) Income before income attributable to noteholders	(1,746)	8,656

Income attributable to noteholders	(43)	(91)

Net (loss) income	$(1,789)	8,565

(Loss) Earnings per share
Basic and Diluted	$(0.31)	1.49

Weighted-average shares outstanding
Basic and Diluted	5,772,396	5,735,779

Performance ratios to net premiums earned:
Loss ratio	107.8%	16.4%
Acquisition cost ratio	11.0%	11.0%
Expense ratio	153.1%	146.2%
Combined ratio	260.9%	162.6%

Comparison of the Year Ended December 31, 2022 to Year Ended December 31, 2021

General. Net loss for the year ended December 31, 2022 was $1.79 million or $0.31 basic and diluted loss per share compared to a net income of $8.57 million or $1.49 basic and diluted earnings per share for the year ended December 31, 2021. The decrease in earnings is due primarily to a decrease in unrealized gains on the company’s investment in the SPAC and increased loss and loss adjustment expenses, during the year ended December 31, 2022, when compared with the prior year.

Premium Income. Net premiums earned typically reflects the pro-rata inclusion into income of premiums assumed (net of loss experience refund and premiums ceded) over the life of the reinsurance contracts. Net premiums earned for the year ended December 31, 2022 increased $30 thousand, to $995 thousand, from $965 thousand for the year ended December 31, 2021. The increase is due to the acceleration of premium recognition on two of the Company’s reinsurance contract due to a limit loss suffered during the year, as well as higher rates on reinsurance contracts during the year ended December 31, 2022, when compared to the prior year.

Losses Incurred. Losses incurred for the year ended December 31, 2022 increased to $1,073 thousand from $158, for the year ended December 31, 2021. The increase during the year is wholly due to the triggering of a limit loss on two of the Company’s reinsurance contracts, due to the impact of Hurricane Ian on our book of business.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs and underwriting expenses for the year ended December 31, 2022 increased by $4 thousand, to $110 thousand from $106 thousand for the year ended December 31, 2021. The increase is due wholly due to the acceleration of premium recognition as mentioned above, and the resulting acceleration of policy acquisition costs, as well as higher rates on reinsurance contracts during the year ended December 31, 2022, when compared to the prior year.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2022 increased by approximately $100 thousand to $1.4 million from $1.3 million for the year ended December 31, 2021. The increase is due to expense fluctuations during the year ended December 31, 2022, and the hiring of an additional member of staff.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio for the year ended December 31, 2022 increased to 107.8% from 16.4% for the year ended December 31, 2021. The increase during the year ended December 31, 2022 is wholly due to the limit losses suffered on two of our reinsurance contracts as a result of Hurricane Ian, partially offset by a higher denominator in net premiums earned, compared with the previous year.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio remained consistent at 11% for both years December 31, 2022 and 2021.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and general and administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio increased from 146.2% for the year ended December 31, 2021 to 153.1% for the year ended December 31, 2022. The increase is due to higher general and administrative expenses during the year ended December 31, 2022.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. The combined ratio increased from 162.6% for the year ended December 31, 2021 to 260.9% for the year ended December 31, 2022. The increase is due to the increase in loss ratio during the year ending December 31, 2022 as a result of limit loss suffered under two of our reinsurance contracts, as well as higher general and administrative expenses, when compared with the prior year.

FINANCIAL CONDITION – DECEMBER 31, 2022 COMPARED TO DECEMBER 31, 2021

Restricted Cash and Cash Equivalents. As of December 31, 2022, our restricted cash and cash equivalents increased by $830 thousand, to $2.7 million from $1.89 million as of December 31, 2021. The increase is the net result of a partial withdrawal of collateral on a previous year contract, and the deposit of collateral for new treaty period during the year ended December 31, 2022.

Investments. As of December 31, 2022, our equity securities increased marginally by $65 thousand to $642 thousand, from $577 thousand as of December 31, 2021. The increase is primarily a result of purchase of equity securities during the year ended December 31, 2022.

Other investments. As of December 31, 2022, our other investments increased to $11.4 million from $11.17 million at December 31, 2021. The increase is due to the additional purchases offset by the fair value changes of our investment in in Oxbridge Acquisition Corp., a special purpose acquisition company in which the Company has an equity investment measured at fair value.

Reserve of losses and loss adjustment expenses. As of December 31, 2022, our reserve for loss and loss adjustment expenses increased to $1.07 million from $0 at December 31, 2021. The increase is due to the limit loss on two of our reinsurance contracts impacting our book of business as a result of Hurricane Ian.

Notes Payable to Noteholders. As of December 31, 2022, our notes payable remained the same at $216 thousand. These notes relate to Series 2020-1 participating notes issued by our reinsurance sidecar subsidiary, Oxbridge Re NS during the quarter ending December 31, 2020.

Unearned Premiums Reserve. As of December 31, 2022, our unearned premiums reserve decreased by $350 thousand, to $0, from $350 thousand at December 31, 2021. The decrease is due wholly to the recognition of premium income on in-force reinsurance contracts during the year ending December 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

General

We are organized as a holding company and provide administrative and management services to our subsidiaries, as well as to Oxbridge Acquisition Corp., a special purpose acquisition company. Our operations are conducted through our reinsurance subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, which underwrites risks associated with our property and casualty reinsurance programs. We have minimal continuing cash needs at the holding company level, with such needs principally being related to the payment of administrative expenses and shareholder dividends (if any). There are restrictions on Oxbridge Reinsurance Limited’s and Oxbridge Re NS’ ability to pay dividends which are described in more detail below.

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts (net of brokerage fees and federal excise taxes, where applicable) and investment income, including interest, dividends and realized gains, and administrative services fee income from OAC Sponsor Ltd. We use cash to pay losses and loss adjustment expenses, other underwriting expenses, dividends, and general and administrative expenses. Substantially all of our surplus funds, net of funds required for cash liquidity purposes, are invested in accordance with our business plan and investment guidelines. Our investment portfolio, except for our investment in OAC sponsor Ltd., is primarily comprised of cash and highly liquid securities, which can be liquidated, if necessary, to meet current liabilities, We believe that we have sufficient flexibility to liquidate any securities that we own to generate liquidity.

As of December 31, 2022, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no current plans to issue debt and expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, its subsidiaries Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for each subsidiary is $500. As of December 31, 2022, each subsidiary exceeded the minimum required. By law, each subsidiary is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing and financing activities for the years ended December 31, 2022 and 2021 are summarized below.

Cash Flows for the Year ended December 31, 2022 (in thousands)

Net cash used in operating activities for the year ended December 31, 2022 totaled $829, which consisted primarily of cash received on net written premiums less cash disbursed for operating expenses and reserve for loss and loss adjustment expenses. Net cash used in investing activities of $661 was primarily due to other investments and the net purchase and sales of equity securities. There was no cash used in or provided by financing activities.

Cash Flows for the Year ended December 31, 2021 (in thousands)

Net cash used in operating activities for the year ended December 31, 2021 totaled $253, which consisted primarily of cash received on investments and net written premiums less cash disbursed for operating expenses. Net cash used in investing activities of $1,805 was primarily due to other investments and the net purchase of equity securities the net proceeds from sale of equity securities. There was no cash used in or provided by financing activities.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2022, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Exposure to Catastrophes

As with other reinsurers, our operating results and financial condition could be adversely affected by volatile and unpredictable natural and man-made disasters, such as hurricanes, windstorms, earthquakes, floods, fires, riots and explosions, and particularly to weather events in the State of Florida. Although we attempt to limit our exposure to levels we believe are acceptable, it is possible that an actual catastrophic event or multiple catastrophic events could have a material adverse effect on our financial condition, results of operations and cash flows. As described under “CRITICAL ACCOUNTING POLICIES—Reserves for Losses and Loss Adjustment Expenses” below, under accounting principles generally accepted in the United States of America (“GAAP”), we are not permitted to establish loss reserves with respect to losses that may be incurred under reinsurance contracts until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date may be established, with no provision for a contingency reserve to account for expected future losses.

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

At December 31, 2022 we had reserves of $1.07 million as a result of Hurricane Ian. This represents the maximum loss limit on our reinsurance contracts that have been affected. See Note 7 to the consolidated financial statements.

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K (December 31, 2022). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months and the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None.

ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than the information regarding our code of ethics set forth below, the information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after December 31, 2022.

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

ITEM 11 EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2023 Annual Meeting of Shareholders or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after December 31, 2022.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2023 Annual Meeting of Shareholders or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after December 31, 2022.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2023 Annual Meeting of Shareholders or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after December 31, 2021.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2023 Annual Meeting of Shareholders or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after December 31, 2022.

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

ITEM 16 FORM 10-K SUMMARY

None.

Oxbridge Re Holdings Limited

Index to Exhibits

Exhibit	Title

3	Third Amended and Restated Memorandum and Articles of Association of Oxbridge Re Holdings Limited, as amended through December 19, 2014 (incorporated by reference to Exhibit 3.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed December 24, 2014) (Commission File No. 1-36346).

4.1	Warrant Agreement, dated March 26, 2014, between Oxbridge Re Holdings Limited and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed May 28, 2014) (Commission File No. 1-36346).

4.3	Amendment #1 to Warrant Agreement between Oxbridge Re Holdings Limited and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed on November 19, 2019) (Commission File No. 1-36346).

4.4	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.5 to Oxbridge Re Holdings Limited’s Annual Report on Form 10-K filed March 23, 2020) (Commission File No. 1-36346).

10.2*	Oxbridge Re Holdings Limited 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed December 24, 2014) (Commission File No. 1-36346).

10.4*	Amended and Restated Employment Agreement, dated January 9, 2023, with Jay Madhu (incorporated by reference to Exhibit 10.3 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed January 13, 2023) (Commission File No. 1-36346).

10.5*	Amended and Restated Employment Agreement, dated January 9, 2023, with Wrendon Timothy (incorporated by reference to Exhibit 10.4 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed January 13, 2023) (Commission File No. 1-36346).

10.6*	Form of Oxbridge Re Holdings Limited 2014 Omnibus Incentive Plan Restricted Share Award (incorporated by reference to Exhibit 10.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed January 28, 2015) (Commission File No. 1-36346).

10.7*	Form of Oxbridge Re Holdings Limited 2014 Omnibus Incentive Plan Share Option Award Agreement (incorporated by reference to Exhibit 10.2 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed January 28, 2015) (Commission File No. 1-36346).

10.8*	Oxbridge Re Holdings 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed January 13, 2023) (Commission File No.1-36346).

10.9*	Form of Restricted Stock Agreement under the Oxbridge Re Holdings Limited 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed January 13, 2023) (Commission File No.1-36346).

10.10

Oxbridge Re Holdings Limited Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed January 13, 2023) (Commission File No.1-36346).

10.11	Share Purchase Agreement, dated August 11, 2021, by and between Oxbridge Reinsurance Limited and OAC Sponsor Ltd. (incorporated by reference to Exhibit 10.7 to Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q filed November 7, 2021) (Commission File No. 1-36346).

10.12

Equity Distribution Agreement, dated September 20, 2022, between Oxbridge Re Holdings Limited and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed September 30, 2022) (Commission File No.1-36346).

21.1	List of Subsidiaries of Oxbridge Re Holdings Limited.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101	The following materials from Oxbridge Re Holdings Limited’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Shareholders’ Equity and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

By	/s/ JAY MADHU
Jay Madhu
Chief Executive Officer and President (Principal Executive Officer)

Date:	March 30, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 30, 2023 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ WRENDON TIMOTHY	/s/ JAY MADHU
Wrendon Timothy	Jay Madhu
Chief Financial Officer and Secretary	Chief Executive Officer, President and Director
(Principal Financial Officer and Principal Accounting Officer)	(Principal Executive Officer)

/s/ LESLEY THOMPSON	/s/ DWIGHT MERREN
Lesley Thompson	Dwight Merren
Director	Director

/s/ ARUN GOWDA
Arun Gowda
Director

Index to Consolidated Financial Statements and Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Oxbridge Re Holdings Limited

Grand Cayman, Cayman Islands:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Oxbridge Re Holdings Limited and Subsidiaries (the “Company”), as of December 31, 2022 and 2021 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended and the related notes and the consolidated financial statement schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

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

Fair Value Measurement of Other Investments

At December 31, 2022, the Company’s Other Investments reported in the consolidated balance sheet were $11.4 million. As described in Note 2 - Summary of Significant Accounting Policies and Note 4 - Investments to the consolidated financial statements. Other Investments represents the Company’s beneficial interests in Oxbridge Acquisition Corp. (“OXAC”), a special purpose acquisition company, Class B shares, Private Placement Warrants and the Extension Loan. Other Investments are recorded at fair value. The fair value calculation of the Company’s beneficial interest in OXAC’s Class B shares and Private Placement Warrants is dependent on company-specific adjustments applied to the observable trading prices of OXAC Class A shares and public warrants. The fair value calculation of the Company’s beneficial interest in the Extension Loan is dependent on company-specific adjustments applied to the pro-rata original principal amount of the Extension Loan. The Company’s management estimates that a specific discount of 25.11% sufficiently captures the risk or profit that a market participant would require as compensation for i) the lack of marketability of the Company’s beneficial interests in the OXAC and ii) assuming the inherent risk of forfeiture and default if a business combination doesn’t occur within OXAC’s stipulated time frame. The Company’s management has selected a discount of 25.11% due to the unobservable nature of this company-specific adjustment. The Company classifies the Other Investment as Level 3 in the fair value hierarchy. The methods used by management in determining the adjustment to the Company’s most recent fair value are complex and subjective based on the judgement that is required to determine the key inputs and assumptions which can significantly impact the adjustments recognized.

The principal considerations for our determination of the fair value measurement of other investments as a critical audit matter are the subjectivity of the inputs and assumptions that management utilized in determining the adjustment to the Company’s most recent fair value of other investments. This required a high degree of effort and judgment in selecting the audit procedures to evaluate management’s estimates and assumptions as it relates to the valuation of other investments, including the use of an auditor’s specialist.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included among others obtaining an understating of, and testing management’s process for evaluating fair value adjustments. Performing these procedures involved testing of the completeness and accuracy of the data utilized by management and evaluated the reasonableness of management’s assumptions used to develop an estimate of fair value. In addition, we engaged a specialist to develop an independent estimate of fair value of the other investments and comparison of management’s estimate to the independently developed estimate of fair value.

HACKER, JOHNSON & SMITH PA

We have served as the Company’s auditor since 2013.

Tampa, Florida

March 30, 2023

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At December 31,
	2022	2021

Assets
Investments:
Equity securities, at fair value (cost: $1,926 and $1,522)	$642	577
Cash and cash equivalents	1,207	3,527
Restricted cash and cash equivalents	2,721	1,891
Premiums receivable	282	284
Other investments	11,423	11,173
Due from related parties	45	5
Deferred policy acquisition costs	-	38
Operating lease right-of-use assets	44	135
Prepayment and other assets	114	50
Prepaid offering costs	133	-
Property and equipment, net	5	9
Total assets	$16,616	17,689

Liabilities and Shareholders’ Equity
Liabilities:
Notes payable to noteholders	$216	216
Reserve for losses and loss adjustment expenses	1,073	-
Unearned premiums reserve	-	350
Operating lease liabilities	44	135
Accounts payable and other liabilities	294	337
Total liabilities	1,627	1,038

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 5,769,587 and 5,749,587 shares issued and outstanding)	6	6
Additional paid-in capital	32,482	32,355
Accumulated Deficit	(17,499)	(15,710)
Total shareholders’ equity	14,989	16,651
Total liabilities and shareholders’ equity	$16,616	17,689

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Operations

(expressed in thousands of U.S. Dollars, except per share amounts)

	Years Ended December 31,
	2022	2021

Revenue
Assumed premiums	$645	904
Change in unearned premiums reserve	350	61

Net premiums earned	995	965
Net investment and other income	201	99
Net realized investment gain	27	755
Unrealized (loss) gain on other investments	(35)	9,173
Change in fair value of equity securities	(338)	(767)

Total revenue	$850	10,225

Expenses
Losses and loss adjustment expenses	$1,073	158
Policy acquisition costs and underwriting expenses	110	106
General and administrative expenses	1,413	1,305

Total expenses	$2,596	1,569

(Loss) income before income attributable to noteholders	$(1,746)	8,656

Income attributable to noteholders	(43)	(91)

Net (loss) income	$(1,789)	8,565

(Loss) Earnings per share
Basic and Diluted	(0.31)	1.49

Weighted-average shares outstanding
Basic and Diluted	5,772,396	5,735,779

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(expressed in thousands of U.S. Dollars)

	Years ended December 31
	2022	2021
Operating activities
Net (loss) income	$(1,789)	8,565
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Share-based compensation	127	61
Depreciation and amortization	4	7
Net realized investment gains	(27)	(755)
Change in fair value of equity securities	338	767
Change in fair value of other investments	35	(9,173)
Change in operating assets and liabilities:
Accrued interest and dividend receivable	-	1
Premiums receivable	2	180
Due from related party	(40)	(5)
Deferred policy acquisition costs	38	7
Prepayment and other assets	(64)	25
Prepaid offering costs	(133)	-
Losses payable	1,073	-
Unearned premiums reserve	(350)	(61)
Accounts payable and other liabilities	(43)	128

Net cash used in operating activities	$(829)	(253)

Investing activities
Purchase of equity securities	(1,002)	(1,148)
Purchase of other investments	(285)	(2,000)
Proceeds from sale of equity securities	626	1,346
Purchase of property and equipment	-	(3)

Net cash used in investing activities	$(661)	(1,805)

	(continued)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(expressed in thousands of U.S. Dollars)

	Years ended December 31
	2022	2021

Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the year	$(1,490)	(2,058)
Balance at beginning of year	$5,418	7,476

Balance at end of year	$3,928	5,418

Supplemental disclosure of cash flow information
Interest paid	$-	-
Income taxes paid	$-	-

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2022 and 2021

(expressed in thousands of U.S. Dollars, except per share amounts)

	Ordinary Share Capital		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2020	5,733,587	$6	32,294	(24,275)	8,025
Net income for the year	-	-	-	8,565	8,565
Issuance of restricted stock	16,000	-	-	-	-
Share-based compensation	-	-	61	-	61
Balance at December 31, 2021	5,749,587	$6	32,355	(15,710)	16,651

Balance at December 31, 2021	5,749,587	$6	32,355	(15,710)	16,651
Net loss for the year	-	-	-	(1,789)	(1,789)
Issurance of Restricted stock, net	20,000	-	-	-	-
Share-based compensation	-	-	127	-	127
Balance at December 31, 2022	5,769,587	$6	32,482	(17,499)	14,989

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

Investments: The Company from time to time invests in fixed-maturity securities and equity securities, and for which its fixed-maturity securities are classified as available-for-sale. The Company’s available for sale fixed-maturity investments are carried at fair value with changes in fair value included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. For the Company’s investment in equity securities, and for the Company’s investment in the special purpose acquisition company Oxbridge Acquisition Corp. classified as “other investments”, the changes in fair value are recorded within the consolidated statements of operations.

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

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At December 31, 2022, there was no DAC recorded.

Offering Expenses: At December 31, 2022, there were $133,000 of offering expenses on the consolidated balance sheet as prepaid offering costs in relation to an equity distribution agreement with Maxim Group LLC for the sale of the ordinary shares. In accordance with the terms of the equity distribution agreement, we may offer and sell ordinary shares having an aggregate offering price of up to $6.3 million from time to time. Reclassification of prepaid offering costs to additional paid-in capital will occur upon successful drawdown(s) under the offering.

Property and equipment: Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the years ended December 31, 2022 and 2021, there were no impairments in property and equipment.

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

Ceded premiums are written during the period in which the risk incept and are expensed over the contract period in proportion to the period of protection. Unearned premiums ceded consist of the unexpired portion of the reinsurance obtained. There were no unearned premiums ceded at December 31, 2022 and 2021.

Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at December 31, 2022.

(Loss) Earnings Per Share: Basic (loss)/ earnings per share has been computed on the basis of the weighted-average number of ordinary shares outstanding during the years presented. Diluted (loss) earnings per share is computed based on the weighted-average number of ordinary shares outstanding and reflects the assumed exercise or conversion of diluted securities, such as stock options and warrants, computed using the treasury stock method.

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

Pending Accounting Updates:

Accounting Standards Update No. 2016-13. In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends the guidance on reporting credits losses and affects loans, debt securities, trade receivables, reinsurance recoverable and other financial assets that have the contractual right to receive cash. The Company has evaluated the impact of the requirements of ASU 2016-13 on the Company’s consolidated financial statements, and believe that there will not be any material impact.

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

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	December 31,
	2022	2021
	(in thousands)
Cash held on deposit	$1,207	$3,527
Restricted cash held in trust	2,721	1,891
Total	$3,928	$5,418

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

4. INVESTMENTS

The Company from time to time invests in fixed-maturity securities and equity securities, with its fixed-maturity securities classified as available-for-sale. At December 31, 2022 and 2021, the Company did not hold any available-for-sale securities.

Proceeds received, and the gross realized gains and losses from sale of equity securities, for the years ended December 31, 2022 and 2021 are as follows:

	Gross proceeds from sales	Gross Realized Gains	Gross Realized Losses
	($ in thousands)

Year ended December 31, 2022
Equity securities	$626	$27	$-

Year ended December 31, 2021
Equity securities	$1,346	$755	$-

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

In connection with the Extension Amendment Proposal, the Sponsor has agreed to contribute to OXAC a loan of $575,000 (the “Extension Loan” or “Promissory Note”), to be deposited into OXAC Trust Account to extend the Termination Date from November 16, 2022 to August 16, 2023. On November 14, 2022, the Company subscribed for additional ordinary shares in the Sponsor for an amount of $285,000, representing the Company’s pro-rata portion of the Extension Loan. As such, the Company’s Sponsor Equity Interest remained at approximately 49.6% and 63.1% of the ordinary shares and preferred shares, respectively, of the Sponsor.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

4. INVESTMENTS (continued)

Other Investments (continued)

The Company’s beneficial interests in OXAC’s Class B shares, the Private Placement Warrants and Extension Loan are recorded at fair value and are classified in “Other Investments” on the consolidated balance sheets. The fair value calculation of the Company’s beneficial interest in OXAC’s Class B shares and Private Placement Warrants is dependent on company-specific adjustments applied to the observable trading prices of OXAC Class A shares and public warrants. The fair value calculation of the Company’s beneficial interest in the Extension Loan is dependent on company-specific adjustments applied to the pro-rata original principal amount of the Extension Loan. The Company’s management estimates that a specific discount of 25.11% sufficiently captures the risk or profit that a market participant would require as compensation for i) the lack of marketability of the Company’s beneficial interests in the OXAC and ii) assuming the inherent risk of forfeiture and default if a business combination doesn’t occur within OXAC’s stipulated time frame. The Company has selected a discount of 25.11% based on fair value measurements by an independent valuation expert, and due to the unobservable nature of this company-specific adjustment, the Company classifies the Other Investment as Level 3 in the fair value hierarchy. Subsequent changes in fair value will be recorded in the consolidated statement of operations during the period of the change.

As a result of the re-measurement of our investment in OXAC, we recognized for the year ended December 31, 2022, an unrealized loss of $35,000 within our consolidated statement of operations.

Other investments as of December 31, 2022 and 2021 consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Oxbridge Acquisition Corp. Private Placement Warrants	$-	$1,300
Oxbridge Acquisition Corp. Promissory Note	214	-
Oxbridge Acquisition Corp. Class B Ordinary Shares	11,209	9,873
Total	$11,423	$11,173

Beginning of year	$11,173	$-
Investment in affiliate	285	2,000
Unrealized (loss) /gain on investment in affiliate	(35)	9,173
End of year	$11,423	$11,173

If OXAC does not complete a business combination by August 16, 2023 the proceeds from the sale of the Private Placement Warrants (after OXAC IPO transaction costs) will be used to fund the redemption of the shares sold in the OXAC IPO (subject to the requirements of applicable law), and the Private Placement Warrants will expire without value. The Sponsor holds approximately 20% of the total ordinary shares (Class A and Class B) in OXAC along with the 4,897,500 Private Placement Warrants, and the Promissory Note of $575,000. OXAC is managed by the Company’s executive officers.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

4. INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2022 and 2021:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2022	($ in thousands)
Financial Assets:
Cash and cash equivalents	$1,207	$-	$-	$1,207

Restricted cash and cash equivalents	$2,721	$-	$-	$2,721

Other investments	$-	$-	$11,423	$11,423

Equity securities	$642	$-	$-	$642

Total	$4,570	$-	$11,423	$15,993

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2021	($ in thousands)
Financial Assets:
Cash and cash equivalents	$3,527	$-	$-	$3,527

Restricted cash and cash equivalents	$1,891	$-	$-	$1,891

Other investments	$-	$-	$11,173	$11,173

Equity securities	$577	$-	$-	$577

Total	$5,995	$-	$11,173	$17,168

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

4. INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

The Company utilizes the services of an independent valuation expert (“Valuation Expert”) to determine the fair value of the Company’s indirect investment in OXAC. The Valuation Expert observed that the Class A shares of OXAC trades in a relatively liquid market at the measurement date, and the Company’s share of OXAC’s Class B shares were convertible to OXAC’s Class A Shares on a 1 to 1 basis. The Valuation Expert applied this ratio to the value of OXAC’s Class A shares and then applied an additional 25.11% discount to account for the lack of marketability and the inherent risk of forfeiture should a business combination not occur. Management concludes that with respect to OXAC, there is reduced inherent risk of forfeiture and reduced default probability due to OXAC’s additional extension through to August 16, 2023 as well as the proposed business combination as disclosed in Note 17.

The Valuation Expert relied on the Black-Scholes option pricing model to determine the fair value of the Company’s beneficial interest in OXAC’s private placement warrants with a strike price of $11.50. The Valuation Expert observed volatility at 2.97%, term of 0.67 years, expected dividend yield of 0% and the risk-free rate of 4.85%.

Management has estimated the fair value of the Company’s beneficial interest in the Promissory Note to be equivalent to the discount rate of 25.11%, as determined above, applied to the pro-rata original principal amount of the Promissory Note.

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2022 and 2021.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the other investments classified as Level 3:

Other
Investments
(in thousands)
Fair value of Level 3 other investment at January 1, 2022	$11,173
Investment in affiliate	285
Change in valuation inputs or other assumptions	(35)
Fair value of Level 3 other investment at December 31, 2022	$11,423

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

Oxbridge Re Holdings Limited receives an origination and structuring fee in connection with the formation, operation, and management of Oxbridge Re NS.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

6. VARIABLE INTEREST ENTITIES (continued)

Notes Payable to Series 2020-1 noteholders

Oxbridge Re NS entered into a retrocession agreement with Oxbridge Reinsurance Ltd on June 1, 2020 and issued $216 thousand of participating notes which provides quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. The participating notes have been assigned Series 2020-1 and are due to mature on June 1, 2023. None of the participating notes were redeemed during the years ended December 31, 2022 or 2021. No new participating notes were issued during the year ended December 31, 2022.

The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for year ended December 31, 2022 was $43,000, and are included within accounts payable and other liabilities at December 31, 2022. The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the year ended December 31, 2021 was $91,000 and are included within accounts payable and other liabilities at December 31, 2021.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table summarizes the Company’s loss and loss adjustment expenses (“LAE”) and the reserve for loss and LAE reserve movements for the years ended December 31, 2022 and 2021

	Year ended
	December 31,
	2022	2021
	($ in thousands)

Gross balance, beginning of year	$-	-
Incurred, net of reinsurance, related to:
Current year	1,073	158
Prior year	-	-
Total incurred	1,073	158
Paid related to:
Current year	-	(158)
Prior year	-	-
Total paid	-	(158)
Balance, end of year	$1,073	-

When losses occur, the reserves for losses and LAE are typically comprised of case reserves (which are based on claims that have been reported) and IBNR reserves (which are based on losses that are believed to have occurred but for which claims have not yet been reported and include a provision for expected future development on existing case reserves). The Company typically suffers limit losses in the event of a Category 3 or above hurricane making landfall in a populated area where the Company has catastrophe risk exposure. For the year ended December 31, 2022, the Company has recorded it’s reserves for losses and LAE based on the contractual maximum loss the Company can suffer under the affected contracts.

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

The losses incurred during the year ended December 31, 2022 related to a first limit loss suffered by the Company as a result of underwriting exposure to Hurricane Ian, which made landfall in Florida on September 28, 2022.

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

For each contract, the Company utilizes reserving methodologies that are deemed appropriate to calculate a best estimate, or point estimate, of reserves. The decision of whether to use a single methodology or a combination of multiple methodologies depends upon the judgment of the independent actuary, if utilized. The Company’s reserving methodology does not require a fixed weighting of the various methods used. Certain methods are considered more appropriate depending on the type and structure of the contract, the age and maturity of the contract, and the duration of the expected paid losses on the contract.

The Company’s gross aggregate reserves are the sum of the point estimate reserves of all portfolio exposures. Generally, IBNR loss reserves are calculated by estimating the ultimate incurred losses at any point in time and subtracting cumulative paid claims and case reserves, which incorporate specific exposures, loss payment and reporting patterns and other relevant factors.

There were no significant changes in the Company’s methodology or assumptions relating to the Company’s reserve for loss and loss adjustment expenses for the years ended December 31, 2022 or 2021.

Claims Development Tables, IBNR Reserves and Claims Frequency

The following table discloses information about the Company’s incurred and paid claims development as of December 31, 2022, as well as cumulative claim frequency and the total of incurred-but-not-reporting and expected development on reported claims included within the net incurred claims amounts. A claim is defined as a reported loss from a cedant on an excess-of-loss reinsurance contract arising from a loss event for which the Company records a paid loss or case reserve. The Company operates a single business segment, being property catastrophe reinsurance.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (continued)

Property Catastrophe Reinsurance

(in thousands)

Incurred Losses and Loss Adjustment Expenses

Accident Year	2016	2017	2018	2019	2020	2021	2022	As of December 31, 2022 Total of Incurred-but -Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
								(dollars in thousands)
2016	$14,775	$18,801	$17,795	$17,689	$17,689	$17,689	$17,689	$-	5
2017		$38,401	$38,401	$38,401	$38,401	$38,401	$38,401	$-	8
2018			$10,000	$10,000	$10,000	$10,000	$10,000	$-	2
2019				$-	$-	$-	$-	$-	-
2020					$-	$-	$-	$-	-
2021						$158	$158	$-	1
2022						-	$1,073	$-	1
	Total					$66,248	$67,321	$-

Cumulative Paid Losses and Loss Adjustment Expenses

For the Years Ended December 31,
(in thousands)
Accident Year	2016	2017	2018	2019	2020	2021	2022
2016	$6,073	$16,073	$17,687	$17,689	$17,689	$17,689	$17,689
2017		$36,293	$38,401	$38,401	$38,401	$38,401	$38,401
2018			$6,000	$10,000	$10,000	$10,000	$10,000
2019				$-	$-	$-	$-
2020					$-	$-	$-
2021						$158	$158
2022							$-
	Total					$66,248	$66,248
Reserve for loss and loss adjustment expenses at December 31, 2022, net of reinsurance						$-	$1,073

The following table shows the historical average annual percentage payout of claims at December 31, 2022.

	Average Annual Percentage Payout of Incurred Claims by Age

Years	1	2	3	4	5	6

Property Catastrophe Reinsurance	57.8%	34.0%	9.1%	0.0%	0.0%	0%

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

8. (LOSS) EARNINGS PER SHARE

A summary of the numerator and denominator of the basic and diluted (loss) earnings per share is presented below (dollars in thousands except per share amounts):

	Years ended December 31
	2022	2021

Numerator:
Net (loss) earnings	$(1,789)	8,565

Denominator:
Weighted average shares - basic	5,772,396	5,735,779
Effect of dilutive securities - Stock options	-	-
Shares issuable upon conversion of warrants	-	-
Weighted average shares - diluted	5,772,396	5,735,779
(Loss) earnings per share - basic	$(0.31)	1.49
(Loss) earnings per share - diluted	$(0.31)	1.49

For the year ended December 31, 2022, options to purchase 871,250 ordinary shares were anti-dilutive due net loss during the year. For the year ended December 31, 2021, options to purchase 896,250 ordinary shares were anti-dilutive due to the sum of the proceeds, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary share during the year ended December 31, 2021.

GAAP requires the Company to use the two-class method in computing basic (loss) earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted (loss) earnings per share during the years ended December 31, 2022 and 2021.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

9. WARRANTS

There were 8,230,700 warrants outstanding at December 31, 2022 and 2021. One warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per share on or before March 26, 2024. The Company at its option may cancel the warrants in whole or in part, provided that the closing price per ordinary share has exceeded $9.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period. No warrants were exercised during the years ended December 31, 2022 and 2021.

10. DIVIDENDS

As of December 31, 2022, none of the Company’s accumulated deficit were restricted from payment of dividends to the company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in its subsidiaries, a dividend from the subsidiaries would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement.

11. SHARE-BASED COMPENSATION

The Company currently has outstanding share-based awards granted under the 2014 Omnibus Incentive Plan (the “2014 Plan”) and the 2021 Omnibus Incentive Plan (the “2021 Plan”) (herein collectively referred to as “the Plans”). Under each of the Plans, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. During the year ended December 31, 2022, the Company granted an aggregated of 32,000 of restricted stock to directors under the 2021 Plan and the 2014 Plan. At December 31, 2022, there were 996,000 shares and 11,750 shares available for grant under the 2021 Plan and the 2014 Plan, respectively.

Stock options

Stock options granted and outstanding under the Plans vests quarterly over four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the years ended December 31, 2022 and 2021 is as follows (option amounts not in thousands):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2021	896,250	$4.71	6.9 years	$-
Exercisable at December 31, 2021	561,250	$4.45	5.8 years	$-
Forfeited	(25,000)	$6.00	-	-
Outstanding at December 31, 2022	871,250	$4.67	5.8 years	$-
Exercisable at December 31, 2022	721,250	$4.39	5.3 years	$-

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

11. SHARE-BASED COMPENSATION (continued)

Compensation expense recognized for the years ended December 31, 2022 and 2021 totaled $58,000 and $57,000, respectively, and is included in general and administrative expenses. At December 31, 2022 and 2021, there was approximately $48,000 and $112,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plans. The Company expects to recognize the remaining compensation expense over a weighted-average period of twenty-four (24) months.

There were no options granted during the year ended December 31, 2022. During the year ended December 31, 2021, 400,000 options were granted with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

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

Information with respect to the activity of unvested restricted stock awards during the year ended December 31, 2022 is as follows (share amounts not in thousands):

	Weighted- Number of Restricted Stock Awards	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2021	-
Granted	16,000	$3.57
Vested	(1,000)
Nonvested at December 31, 2021	15,000
Granted	32,000	$3.57
Forfeited	(12,000)	$3.57
Vested	(12,000)
Nonvested at December 31, 2022	23,000

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

11. SHARE-BASED COMPENSATION (continued)

Compensation expense recognized for the years ended December 31, 2022 and 2021 totaled $69,000 and $4,000, respectively, and is included in general and administrative expenses. At December 31, 2022 and 2021, there was approximately $121,000 and $112,000, respectively, of unrecognized compensation expense related to non-vested restricted stock granted under the Plans. The Company expects to recognize the remaining compensation expense over a weighted-average period of thirty-four (34) months.

12. NET WORTH FOR REGULATORY PURPOSES

The subsidiaries are subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of their respective licenses, Oxbridge Reinsurance Limited and Oxbridge Re NS are required to maintain a minimum and prescribed capital requirement of $500 in accordance with the relevant subsidiary’s approved business plan filed with CIMA.

At December 31, 2022, the Oxbridge Reinsurance Limited’s net worth of $9.22 million exceeded the minimum and prescribed capital requirement. For the years ended December 31, 2022 and 2021, Oxbridge Reinsurance Ltd.’s net (loss) income was approximately ($2.0) million and $8.18 million, respectively.

At December 31, 2022, the Oxbridge Re NS’ net worth of $155 thousand exceeded the minimum and prescribed capital requirement. For the years ended December 31, 2022 and 2021, Oxbridge Re NS’ net income was approximately $11 thousand and $24 thousand, respectively.

The Subsidiaries are not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiaries’ GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of December 31, 2022 or for the year then ended.

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

The Company seeks to mitigate its concentration of credit risk, and its counterparty risk by using reputable (and in some cases) several counterparties which decreases the likelihood of any significant credit and/or counterparty risk.

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

14. LEASES

Operating lease right-of-use assets and operating lease liabilities are recognized in the consolidated balance sheets. We determine if a contract contains a lease at inception and recognize operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments at the commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Lease agreements that have lease and non-lease components, are accounted for as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

The Company has two operating lease obligations namely for the Company’s office facilities located at Suite 201, 42 Edward Street Grand Cayman, Cayman Islands and residential space at Turnberry Villas in Grand Cayman, Cayman Islands. The office lease has a remaining lease term of approximately fourteen (14) months and includes an option to extend the lease. Under the terms of the lease, the Company also has the right to terminate the lease after thirty-six (36) months upon giving appropriate notice in writing to the Lessor. The residential lease has a remaining lease term of less than 1 month, and was renewed subsequent to year end.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

14. LEASES (continued)

The components of lease expense and other lease information as of and during the year ended December 31, 2022 and 2021 are as follows:

(in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating Lease Cost (1)	$96	$96

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$96	$96

(1)	Includes short-term leases

(in thousands)	At December 31, 2022	At December 31, 2021
Operating lease right-of-use assets	$44	$135

Operating lease liabilities	$44	$135

Weighted-average remaining lease term - operating leases	1.17 years	1.68 years

Weighted-average discount rate - operating leases	6.5%	5.49%

Future minimum lease payments under non-cancellable leases as of December 31, 2022 and 2021, reconciled to our discounted operating lease liability presented on the consolidated balance sheets are as follows:

(in thousands)	At December 31, 2022	At December 31, 2021
2021	$-	$-
2022	-	97
2023	40	40
Thereafter	6	6
Total future minimum lease payments	$46	$143

Less imputed interest	(2)	(8)
Total operating lease liabilities	$44	135

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

15. RELATED PARTY TRANSACTIONS

Administrative Services Agreement

Commencing on the effective date of the SPAC’s IPO, the Sponsor agreed to pay the Company a total of up to $10,000 per month for office space, utilities, secretarial and administrative support to the Sponsor and the SPAC. Upon completion of the SPAC’s initial Business Combination or the SPAC’s liquidation, the Sponsor will cease paying these monthly fees. For the year ended December 31, 2022, the Company received $90,000, and recorded income of $120,000 from the Sponsor under the Administrative Services Agreement, which is included in “net investment and other income” in the consolidated statements of operations. At December 31, 2022, the Company recorded a receivable of $30,000 which is included in “due from related parties” in the consolidated balance sheets.

Included within “due from related parties” on the consolidated balance sheets is a balance of $15 thousand representing reimbursable expenses relating to government and professional fees that the Company paid on behalf of the SPAC and the Sponsor.

Participating Notes

During the year ending December 31, 2021, Mr. Jay Madhu, a director and officer of the Company and its subsidiaries, invested a principal amount of $68 thousand in Series 2020-1 participating notes. During the years ended December 31, 2022 and 2021, Jay Madhu received $0 and $12 thousand respectively, return on the investment. The principal balance is included in notes payable at December 31, 2022 and December 31, 2021.

16. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	At December 31,
	2022	2021

Leasehold improvements	$21	$21
Furniture and Fixtures	38	38
Motor vehicle	34	34
Computer equipment and software	37	37
Total, at cost	130	130
less accumulated depreciation and amortization	(125)	(121)
Property and equipment, net	$5	$9

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

17. SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements.

Business Combination with Jet Token Inc.

On February 28, 2023, the Company announced in a press release that Oxbridge Acquisition Corp. (“Oxbridge Acquisition”) filed a Current Report on Form 8-K with the Securities and Exchange Commission in connection with Oxbridge Acquisition’s business combination with Jet Token Inc. (“Jet”), a Delaware based company. Upon the closing of the transaction, the combined company will be named Jet.AI Inc. Jet offers fractional aircraft ownership, jet card, aircraft brokerage and charter service through its fleet of private aircraft and those of Jet’s Argus Platinum operating partner. Jet’s charter app enables travelers to look, book and fly. The funding and capital markets access from this transaction is expected to enable Jet to continue its growth strategy of AI software development and fleet expansion. The business combination is expected to be completed late in the second quarter of 2023.

The Company’s wholly-owned licensed reinsurance subsidiary, Oxbridge Reinsurance Limited (“Oxbridge Reinsurance”), is the lead investor in Oxbridge Acquisition’s sponsor and holds the equivalent of 1,426,180 Class B shares, which at closing of the business combination will have a value of $14,261,800. This does not include the value of the 3,094,999 private placement warrants that the Company beneficially holds in Oxbridge Acquisition.

Launch of SurancePlus Offering

On March 27, 2023, Oxbridge Re Holdings Limited (the “Company”) and its indirect wholly owned subsidiary SurancePlus Inc. (“SurancePlus”), a British Virgin Islands Business Company, issued a press release announcing the commencement of an offering by SurancePlus of up to $5.0 million (USD) of DeltaCat Re Tokens (the “Tokens”), which represent Series DeltaCat Preferred Shares of SurancePlus (“Preferred Shares”, and together with the Tokens, the “Securities”). Each Token, which will have a purchase price of $10.00 per Token, will represent one Preferred Share of SurancePlus.

The proceeds from the offer and sale of the Securities will be used by SurancePlus to purchase one or more participating notes of Oxbridge Re NS Limited, a Cayman Islands licensed reinsurance company subsidiary of the Company, and the proceeds from the sale of participating notes will be invested in collateralized reinsurance contracts to be underwritten by Oxbridge Re NS Limited. The holders of the Securities will generally be entitled to proceeds from the payment of participating notes in the amount of a preferred return of $12.00 plus 80% of any proceeds in excess of the amount necessary to pay the preferred return. Assuming no casualty losses to properties reinsured by Oxbridge Re’s reinsurance subsidiaries, DeltaCat Re token investors are expected to receive a return on the original purchase price of the tokens of up to 196% after 3 years.

There were no other events subsequent to December 31, 2022, other than stated above, for which disclosure was required.

SCHEDULE I

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES

AS OF DECEMBER 31, 2022

(expressed in thousands of U.S. dollars)

	Cost or		Consolidated
	Amortized	Fair	Balance Sheet
Type of investment	Cost	Value	Value

Equity securities	1,926	642	642

Total investments	$1,926	$642	642

SCHEDULE II

OXBRIDGE RE HOLDINGS LIMITED

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEET - PARENT COMPANY ONLY

(expressed in thousands of U.S. Dollars)

	At December 31,
	2022	2021

Assets

Cash and cash equivalents	931	3,227
Equity securities	642	577
Investment in subsidiaries	9,389	10,884
Due from subsidiaries	3,872	2,109
Due from related party	35	5
Prepayment and other assets	105	50
Prepaid offering costs	133	-
Operating lease right-of-use assets	44	135
Property and equipment, net	5	9
Total assets	$15,156	16,996

Liabilities and Shareholders’ Equity
Liabilities:
Operating lease liabilities	44	135
Accounts payable and other liabilities	123	210
Total liabilities	167	345

Shareholders’ equity:
Ordinary share capital	6	6
Additional paid-in capital	32,482	32,355
Accumulated Deficit	(17,499)	(15,710)
Total shareholders’ equity	14,989	16,651
Total liabilities and shareholders’ equity	$15,156	16,996

SCHEDULE II (continued)

OXBRIDGE RE HOLDINGS LIMITED

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS  - PARENT COMPANY ONLY

(expressed in thousands of U.S. Dollars)

	Years Ended December 31,
	2022	2021

Revenue
Net investment income	$47	29
Change in fair value of equity securities	(338)	(767)
Net realized investment gain	27	755
Management fees and other income	1,883	1,465
Operating expenses	(1,406)	(1,124)
Income before equity in (loss) income of subsidiaries	213	358
Equity in (loss) / income of subsidiaries	(2,002)	8,207

Net (loss) income	$(1,789)	8,565

SCHEDULE II (continued)

OXBRIDGE RE HOLDINGS LIMITED

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENT OF CASH FLOWS  - PARENT COMPANY ONLY

(expressed in thousands of U.S. Dollars)

	Years Ended December 31,
	2022	2021
Operating activities
Net (loss) income	$(1,789)	8,565
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in loss (income) of subsidiaries	2,002	(8,207)
Share-based compensation	127	61
Depreciation	4	7
Net realized investment gain	(27)	(755)
Change in fair value of equity securities	338	767
Change in operating assets and liabilities:
Due from subsidiary	(1,763)	(48)
Due from related party	(30)	(5)
Prepayment and other assets	(55)	25
Prepaid offering costs	(133)	-
Accounts payable and other liabilities	(87)	77

Net cash (used in) provided by operating activities	$(1,413)	487

Investing activities
Purchase of equity securities	(1,002)	(1,148)
Investment in subsidiary	(507)	(1,750)
Proceeds from sale of equity securities	626	1,346
Purchase of property and equipment	-	(3)

Net cash used in investing activities	$(883)	(1,555)

Net change in cash and cash equivalents	(2,296)	(1,068)
Cash and cash equivalents at beginning of year	3,227	4,295
Cash and cash equivalents at end of year	$931	3,227

SCHEDULE III

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(expressed in thousands of U.S. dollars)

Year	Segment	Deferred acquisition costs, net	Reserves for losses and loss adjustment expenses – gross	Unearned premiums – gross	Net premiums earned	Investment income (loss)	Net losses, and loss adjustment expenses	Amortization of deferred acquisition costs	Operating expenses	Gross premiums written
2022	Property & Casualty	$-	$1,073	$-	$995	$27	$1,073	$109	$1,414	$645

2021	Property & Casualty	$38	$-	$350	$965	$755	$158	$106	$1,305	$904

SCHEDULE IV

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

REINSURANCE INFORMATION

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(expressed in thousands of U.S. dollars)

Year	Segment	Direct Gross Premiums	Premiums ceded to other companies	Premiums assumed from other companies	Net amount	Percentage of amount assumed to net
2022	Property & Casualty	$-	$-	$645	$645	100%

2021	Property & Casualty	$-	$-	$904	$904	100%

