Form 10-Q
period 2023-03-31
OXBRIDGE RE HOLDINGS Ltd
filed 2023-05-12
CIK 1584831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 1-36346

OXBRIDGE RE HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1150254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 201 42 Edward Street, George Town P.O. Box 469 Grand Cayman, Cayman Islands	KY1-9006
(Address of principal executive offices)	(Zip Code)

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

As of May 12, 2023; 5,870,234 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At March 31, 2023	At December 31, 2022
	(Unaudited)
Assets
Investments:
Equity securities, at fair value (cost: $1,926 and $1,926)	$718	642
Cash and cash equivalents	729	1,207
Restricted cash and cash equivalents	2,891	2,721
Premiums receivable	144	282
Other Investments	11,804	11,423
Due from Related Party	69	45
Operating lease right-of-use assets	85	44
Prepayment and other assets	148	114
Prepaid Offering Costs	252	133
Property and equipment, net	8	5
Total assets	$16,848	16,616

Liabilities and Shareholders’ Equity
Liabilities:
Notes payable to noteholders	172	216
Reserve for loss and loss adjustment expenses	1,073	1,073
Operating lease liabilities	85	44
Accounts payable and other liabilities	333	294
Total liabilities	1,663	1,627

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 5,866,234 and 5,769,587 shares issued and outstanding)	6	6
Additional paid-in capital	32,536	32,482
Accumulated Deficit	(17,357)	(17,499)
Total shareholders’ equity	15,185	14,989
Total liabilities and shareholders’ equity	$16,848	16,616

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(expressed in thousands of U.S. Dollars, except per share amounts)

	Three Months Ended March 31,
	2023	2022

Revenue

Net premiums earned	-	210
Net investment and other income	89	33
Net realized investment gain	-	7
Unrealized gain (loss) on other investments	381	(230)
Change in fair value of equity securities	76	(20)

Total revenue	546	-

Expenses
Policy acquisition costs and underwriting expenses	-	23
General and administrative expenses	404	338

Total expenses	404	361

Income (Loss) before income attributable to noteholders	142	(361)

Income attributable to noteholders	-	(26)

Net income (loss)	142	(387)

Earnings (Loss) per share
Basic and Diluted	0.02	(0.07)

Weighted-average shares outstanding
Basic and Diluted	5,857,643	5,751,008

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Three Months Ended
	March 31,
	2023	2022

Operating activities
Net income (loss)	$142	(387)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	54	32
Depreciation and amortization	2	2
Net realized investment gains	-	(7)
Change in fair value of other investments	(381)	230
Change in fair value of equity securities	(76)	20
Change in operating assets and liabilities:
Premiums receivable	138	280
Due from related party	(24)	(30)
Deferred policy acquisition costs	-	23
Prepayment and other assets	(34)	(72)
Unearned premiums reserve	-	(210)
Accounts payable and other liabilities	39	50

Net cash used in operating activities	$(140)	(69)

Investing activities
Purchase of equity securities	-	(409)
Proceeds from sale of equity securities	-	208
Purchase of property and equipment	(5)	-

Net cash used in investing activities	$(5)	(201)

Financing activities
Partial redemption of notes payable to noteholders	(44)	-
Prepaid offering costs	(119)	-

Net cash used in financing activities	$(163)	-

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Three Months Ended
	March 31,
	2023	2022

Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the period	(308)	(270)
Balance at beginning of period	3,928	5,418

Balance at end of period	$3,620	5,148

Operating lease right-of-use assets	$65	-
Operating lease liability	$65	-

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three Months Ended March 31, 2023 and 2022

(expressed in thousands of U.S. Dollars, except share amounts)

	Ordinary Share Capital		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2021	5,749,587	6	32,355	(15,710)	16,651
Net loss for the period	-	-	-	(387)	(387)
Stock-based compensation	-	-	32	-	32
Issuance of restricted stock	32,000	-	-	-	-
Balance at March 31, 2022	5,781,587	6	32,387	(16,097)	16,296

Balance at December 31, 2022	5,769,587	6	32,482	(17,499)	14,989
Net income for the period	-	-	-	142	142
Stock-based compensation	-	-	54	-	54
Issuance of restricted stock	96,647	-	-	-	-
Balance at March 31, 2023	5,866,234	6	32,536	(17,357)	15,185

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

1. ORGANIZATION AND BASIS OF PRESENTATION

(a)	Organization

Oxbridge Re Holdings Limited (the “Company”) was incorporated as an exempted company on April 4, 2013 under the laws of the Cayman Islands. The Company owns 100% of the equity interest in Oxbridge Reinsurance Limited, an exempted entity incorporated on April 23, 2013 under the laws of the Cayman Islands and for which a Class “C” Insurer’s license was granted on April 29, 2013 under the provisions of the Cayman Islands Insurance Law. The Company also owns 100% of the equity interest in Oxbridge Re NS, an entity incorporated as an exempted company on December 22, 2017 under the laws of the Cayman Islands to function as a reinsurance sidecar facility and to increase the underwriting capacity of Oxbridge Reinsurance Limited. The Company also owns 100% of the equity interest in SurancePlus, an entity incorporated as a business company on December 19, 2022 under the laws of the British Virgin Islands to issue digital securities. The Company, through its subsidiaries (collectively “Oxbridge Re”) provides collateralized reinsurance in the property catastrophe market and invests in various insurance-linked securities. The Company operates as a single business segment through its wholly-owned subsidiaries. The Company’s headquarters and principal executive offices are located at Suite 201, 42 Edward Street, George Town, Grand Cayman, Cayman Islands, and have their registered offices at P.O. Box 309, Ugland House, Grand Cayman, Cayman Islands.

The Company’s ordinary shares and warrants are listed on The NASDAQ Capital Market under the symbols “OXBR” and “OXBRW,” respectively.

(b)	Basis of Presentation and Consolidation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of March 31, 2023 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2023. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Form 10-K, which was filed with the SEC on March 30, 2023.

Use of Estimates: In preparing the interim unaudited consolidated financial statements, management was required to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the financial reporting date and throughout the periods being reported upon. Certain of the estimates result from judgments that can be subjective and complex and consequently actual results may differ from these estimates, which would be reflected in future periods.

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

March 31, 2023

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

Investments: The Company from time to time invests in fixed-maturity debt securities and equity securities, and for which its fixed-maturity debt securities are classified as available-for-sale. The Company’s available for sale debt investments are carried at fair value with changes in fair value included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. For the Company’s investment in equity securities, and for the Company’s investment in the special purpose acquisition company Oxbridge Acquisition Corp. classified as “other investments”, the changes in fair value are recorded within the consolidated statements of operations. At March 31, 2023 and December 31, 2022 the Company did not own any fixed maturity debt securities.

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

March 31, 2023

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value measurement (cont’d)

Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. For fixed maturity debt securities, inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics, broker quotes for similar securities and other factors. The fair value of investments in stocks and exchange-traded funds is based on the last traded price. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Company’s investment custodians and management. The investment custodians consider observable data to be market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant markets.

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

Offering Expenses: At March 31, 2023, there were $252,000 of offering expenses on the consolidated balance sheet as prepaid offering costs of which $133,000 was in relation to an equity distribution agreement with Maxim Group LLC (“Maxim”) for the sale of the ordinary shares, and $119,000 was in relation to the offering of Delta Cat Re digital securities issuable by the Company’s new subsidiary, SurancePlus Inc. (See Note 6).

In accordance with the terms of the equity distribution agreement with Maxim, we intend to offer and sell ordinary shares having an aggregate offering price of up to $6.3 million from time to time, and in accordance with prospectus of SurancePlus Inc., the Company intends to offer and sell its Delta Cat Re digital securities having an aggregate price of up to $5 million. Reclassification of prepaid offering costs to additional paid-in capital will occur upon successful drawdown(s) under the respective offerings.

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

March 31, 2023

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

Ceded premiums are written during the period in which the risk incept and are expensed over the contract period in proportion to the period of protection. Unearned premiums ceded consist of the unexpired portion of the reinsurance obtained. There were no unearned premiums ceded at March 31, 2023.

Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at March 31, 2023.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accounting Updates:

Accounting Standards Update No. 2016-13. In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 amends the guidance on reporting credits losses and affects loans, debt securities, trade receivables, reinsurance recoverable and other financial assets that have the contractual right to receive cash. The Company has evaluated the impact of the requirements of ASU 2016-13 on the Company’s consolidated financial statements, and there was not a material impact.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At March 31,	At December 31,
	2023	2022
	(in thousands)

Cash on deposit	$729	$1,207
Restricted cash held in trust	2,891	2,721
Total	$3,620	$3,928

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

4. INVESTMENTS

The Company from time to time invests in fixed-maturity debt securities and equity securities, with its fixed-maturity debt securities classified as available-for-sale. At March 31, 2023 and December 31, 2022, the Company did not hold any available-for-sale securities.

Proceeds received, and the gross realized gains and losses from sale of equity securities, for the periods ended March 31, 2023 and 2022, are as follows:

	Gross proceeds from sales	Gross Realized Gains	Gross Realized Losses
	($ in thousands)

Three Months Ended March 31, 2023
Equity securities	$-	$-	$-

Three Months Ended March 31, 2022
Equity securities	$208	$7	$-

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

March 31, 2023

4. INVESTMENTS (continued)

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

The Company’s beneficial interests in OXAC’s Class B shares, the Private Placement Warrants and Extension Loan are recorded at fair value and are classified in “Other Investments” on the consolidated balance sheets. The fair value calculation of the Company’s beneficial interest in OXAC’s Class B shares and Private Placement Warrants is dependent on company-specific adjustments applied to the observable trading prices of OXAC Class A ordinary shares and public warrants. The fair value calculation of the Company’s beneficial interest in the Extension Loan is dependent on company-specific adjustments applied to the pro-rata original principal amount of the Extension Loan. The Company’s management estimates that a specific discount of 25.11% sufficiently captures the risk or profit that a market participant would require as compensation for i) the lack of marketability of the Company’s beneficial interests in the OXAC and ii) assuming the inherent risk of forfeiture and default if a business combination doesn’t occur within OXAC’s stipulated time frame. The Company has selected a discount of 25.11% based on recent fair value measurements by an independent valuation expert, and due to the unobservable nature of this company-specific adjustment, the Company classifies the Other Investment as Level 3 in the fair value hierarchy. Subsequent changes in fair value will be recorded in the consolidated statement of operations during the period of the change.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

4. INVESTMENTS (continued)

As a result of the re-measurement of our investment in OXAC, we recognized for the three months ended March 31, 2023 and 2022, an unrealized gain (loss) on other investments of $381,000 and $(230,000), respectively, within our consolidated statements of operations.

Other investments consist of the following (in thousands):

March 31, 2023

Oxbridge Acquisition Corp. Promissory Note	$214
Oxbridge Acquisition Corp. Class B Ordinary Shares	11,590
Total	$11,804

December 31, 2022

Oxbridge Acquisition Corp. Promissory Note	$214
Oxbridge Acquisition Corp. Class B Ordinary Shares	11,209
Total	$11,423

	Three Months Ended March 31, 2023	Three Months ended March 31, 2022

Beginning of period	$11,423	$11,173
Unrealized gain (loss) on investment in affiliate	381	(230)
End of period	$11,804	$10,943

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

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2023 and December 31, 2022:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
	($ in thousands)
As of March 31, 2023
Financial Assets:
Cash and cash equivalents	$729	$-	$-	$729

Restricted cash and cash equivalents	$2,891	$-	$-	$2,891

Other investments	$-	$-	$11,804	$11,804

Equity securities	$718	$-	$-	$718

Total	$4,338	$-	$11,804	$16,142

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

4. INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis (continued)

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
	($ in thousands)
As of December 31, 2022
Financial Assets:
Cash and cash equivalents	$1,207	$-	$-	$1,207

Restricted cash and cash equivalents	$2,721	$-	$-	$2,721

Other investments	$-	$-	$11,423	$11,423

Equity securities	$642	$-	$-	$642

Total	$4,570	$-	$11,423	$15,993

At December 31, 2022, the Company utilized the services of an independent valuation expert (“Valuation Expert”) to determine the fair value of the Company’s indirect investment in OXAC. The Valuation Expert observed that the Class A shares of OXAC trades in a relatively liquid market at the measurement date, and the Company’s share of OXAC’s Class B shares were convertible to OXAC’s Class A Shares on a 1 to 1 basis. The Valuation Expert applied this ratio to the value of OXAC’s Class A shares and then applied an additional 25.11% discount to account for the lack of marketability and the inherent risk of forfeiture should a business combination not occur. At March 31, 2023, management determined the discount rate of 25.11% was reasonable due to no significant variations in the lack of marketability of the securities at December 31, 2022 through to present. Additionally, management concludes that with respect to OXAC, there is reduced inherent risk of forfeiture and reduced default probability due to OXAC’s additional extension through to August 16, 2023 as well as the proposed business combination as disclosed in Note 17.

Historically, the Black-Scholes option pricing model to determine the fair value of the Company’s beneficial interest in OXAC’s private placement warrants with a strike price of $11.50. The Valuation Expert observed volatility at 2.97%, term of 0.67 years, expected dividend yield of 0% and the risk-free rate of 4.85%. At March 31, 2023 and December 31, 2022, the fair value of the Private Placement Warrants were determined to be $0.

Management has estimated the fair value of the Company’s beneficial interest in the Promissory Note to be equivalent to the discount rate of 25.11%, as determined above, applied to the pro-rata original principal amount of the Promissory Note.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2023 or 2022.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the other investments classified as Level 3:

Other
Investments
(in thousands)
Fair value of Level 3 other investment at January 1, 2023	$11,423
Change in valuation inputs or other assumptions	381
Fair value of Level 3 other investment at March 31, 2023	$11,804

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

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

March 31, 2023

6. VARIABLE INTEREST ENTITIES (continued)

In addition, holders of such notes are generally entitled to interest payments, payable annually, as determined by the applicable governing documents of each series of notes.

The Company receives an origination and structuring fee in connection with the formation, operation and management of Oxbridge Re NS.

Launch of SurancePlus Inc.

SurancePlus Inc., a wholly-owned subsidiary of Oxbridge Re Holdings Limited, was incorporated as a British Virgin Islands Business Company on December 19, 2022 for the purposes of fractionalizing reinsurance contracts underwritten by its affiliated licensed reinsurer, Oxbridge Re NS.

On March 27, 2023, the Company and SurancePlus Inc. (“SurancePlus”), issued a press release announcing the commencement of an offering by SurancePlus of up to $5.0 million (USD) of DeltaCat R’se tokenized reinsurance securities (the “Tokens”), which represent Series DeltaCat Preferred Shares of SurancePlus (“Preferred Shares”, and together with the Tokens, the “Securities”). Each digital security or token, which will have a purchase price of $10.00 per token, will represent one Preferred Share of SurancePlus.

The proceeds from the offer and sale of the Securities will be used by SurancePlus to purchase one or more participating notes of Oxbridge Re NS, and the proceeds from the sale of participating notes will be invested in collateralized reinsurance contracts to be underwritten by Oxbridge Re NS. The holders of the digital securities will generally be entitled to proceeds from the payment of participating notes in the amount of a preferred return of $12.00 plus 80% of any proceeds in excess of the amount necessary to pay the preferred return. Assuming no casualty losses to properties reinsured by Oxbridge Re’s reinsurance subsidiaries, DeltaCat Re investors are expected to receive a return on the original purchase price of the digital securities of up to 196% after 3 years.

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

Notes Payable to Series 2020-1 noteholders

Oxbridge Re NS entered into a retrocession agreement with Oxbridge Reinsurance Ltd on June 1, 2020 and issued $216,000 of participating notes which provides quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. The participating notes have been assigned Series 2020-1 and are due to mature on June 1, 2023. Participating notes totaling $44,000 were redeemed during the period ending March 31, 2023 resulting in a balance due of $172,000 at March 31, 2023. No participating notes were redeemed during the period ending March 31, 2022. No new participating notes were issued during the periods ended March 31, 2023 and 2022.

The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the three-month periods ended March 31, 2023 and 2022 was $0 and $26,000, respectively, and are included within accounts payable and other liabilities as at March 31, 2023 and 2022, respectively.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table summarizes the Company’s loss and loss adjustment expenses (“LAE”) and the reserve for loss and LAE reserve movements for the three month periods ending March 31, 2023 and 2022:

	At March 31,	At March 31,
	2023	2022
(in thousands)

Balance, beginning of period	$1,073	$-
Incurred related to:
Current period	-	-
Prior period	-	-
Total incurred	-	-
Paid related to:
Current period	-	-
Prior period	-	-
Total paid	-	-
Balance, end of period	$1,073	$-

When losses occur, the reserves for losses and LAE are typically comprised of case reserves (which are based on claims that have been reported) and IBNR reserves (which are based on losses that are believed to have occurred but for which claims have not yet been reported and include a provision for expected future development on existing case reserves). The Company typically suffers limit losses in the event of a Category 3 or above hurricane making landfall in a populated area where the Company has catastrophe risk exposure. For the period ended March 31, 2023, the Company has recorded it’s reserves for losses and LAE based on the contractual maximum loss the Company can suffer under the affected contracts.

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

There were no losses incurred during the three-month periods ended March 31, 2023 and 2022.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

8. EARNINGS (LOSS) per share

A summary of the numerator and denominator of the basic and diluted earnings (loss) per share is presented below (dollars in thousands except per share amounts):

	Three Months Ended
	March 31,
	2023	2022

Numerator:
Net income (loss)	$142	(387)

Denominator:
Weighted average shares - basic	5,857,643	5,751,008
Effect of dilutive securities - Stock options	-	-
Shares issuable upon conversion of warrants	-	-
Weighted average shares - diluted	5,857,643	5,751,008
Earnings (Loss) per share - basic	$0.02	(0.07)
Earnings (Loss) per share - diluted	$0.02	(0.07)

For the three-month period ended March 31, 2023, options to purchase 846,250 ordinary shares and 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive due to the exercise price of these securities, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary shares during the period ended March 31, 2023.

For the three-month period ended March 31, 2022, options to purchase 896,250 ordinary shares and 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive due to net loss during the period ending March 31, 2022.

GAAP requires the Company to use the two-class method in computing basic earnings (loss) per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common shareholders. These participating securities effect the computation of both basic and diluted earnings (loss) per share during periods of net income (loss).

9. WARRANTS

There were 8,230,700 warrants outstanding at March 31, 2023 and December 31, 2022. One warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per share on or before March 26, 2024. The Company at its option may cancel the warrants in whole or in part, provided that the closing price per ordinary share has exceeded $9.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period. No warrants were exercised during the three-month periods ended March 31, 2023 and 2022.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

10. DIVIDENDS

As of March 31, 2023, none of the Company’s retained earnings were restricted from payment of dividends to the company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in its subsidiaries, a dividend from the subsidiaries would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement.

11. SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “2014 Plan”) and the 2021 Omnibus Incentive Plan (the “2021 Plan”) (hereinafter collectively referred to as “the Plans”). Under each of the Plans, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. During the period ended March 31, 2023, the Company granted 96,647 restricted stock to directors and officers under the 2021 Plan. At March 31, 2023, there were 924,353 shares and 11,750 shares available for grant under the 2021 Plan and the 2014 Plan, respectively.

Stock options

Stock options granted and outstanding under the Plan vests quarterly over four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three-month periods ended March 31, 2023 and 2022 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2022	896,250	4.71	6.9 years	-
Outstanding at March 31, 2022	896,250	4.71	6.6 years	-
Exercisable at March 31, 2022	601,250	4.44	5.7 years	-

Outstanding at January 1, 2023	871,250	$4.67	5.6 years	$-
Forfeited	(25,000)	$6.00		-
Outstanding at March 31, 2023	846,250	$4.63	5.5 years	$-
Exercisable at March 31, 2023	736,875	$4.43	5.2 years	$-

Compensation expense recognized for the three-month periods ended March 31, 2023 and 2022 totaled $5,000 and $15,000, respectively. Compensation expense is included in general and administrative expenses. At March 31, 2023 and 2022, there was approximately $35,000 and $98,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plans. The Company expects to recognize the remaining compensation expense over a weighted-average period of twenty-one (21) months.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

11. SHARE-BASED COMPENSATION (cont’d)

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

During the periods ended March 31, 2023 and 2022, the Company granted 96,647 and 32,000 restricted stock to directors under the 2021 Plan. Information with respect to the activity of unvested restricted stock awards during the period ended March 31, 2023 is as follows (share amounts not in thousands):

	Weighted- Number of Restricted Stock Awards	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2023	23,000	2.37
Granted	96,647	$2.37
Vested	(16,250)	2.37
Nonvested at March 31, 2023	103,397	2.37

	Weighted- Number of Restricted Stock Awards	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2022	15,000	$6.80
Granted	32,000	$6.80
Vested	(3,000)	$6.80
Nonvested at March 31, 2022	44,000	$6.80

Compensation expense recognized for the periods ended March 31, 2023 and 2022 totaled $49,000 and $17,000, respectively, and is included in general and administrative expenses. At March 31, 2023, there was approximately $294,000 unrecognized compensation expense related to non-vested restricted stock granted under the Plan, which the Company expects to recognize over a weighted-average period of nine (9) months.

12. NET WORTH FOR REGULATORY PURPOSES

The subsidiaries are subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of their respective licenses, Oxbridge Reinsurance Limited and Oxbridge Re NS are required to maintain a minimum and prescribed capital requirement of $500 in accordance with the relevant subsidiary’s approved business plan filed with CIMA.

At March 31, 2023, the Oxbridge Reinsurance Limited’s net worth of $9.1 million exceeded the minimum and prescribed capital requirement. For the three-month periods ended March 31, 2023 and 2022, the Subsidiary’s net loss was approximately $90,000 and $490,000, respectively.

At March 31, 2023, the Oxbridge Re NS’ net worth of $155,000 exceeded the minimum and prescribed capital requirement. For the three-month periods ended March 31, 2023 and 2022, the Subsidiary’s net income was approximately $Nil and $6,000, respectively.

The Subsidiaries are not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiaries’ GAAP capital, surplus and net income (loss), and its statutory capital, surplus and net income (loss) as of March 31, 2023 or for the period then ended.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

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

March 31, 2023

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

The Company has two operating lease obligations namely for the Company’s office facilities located at Suite 201, 42 Edward Street Grand Cayman, Cayman Islands and residential space at Turnberry Villas in Grand Cayman, Cayman Islands. The office lease has a remaining lease term of approximately eleven (11) months and includes an option to extend the lease. Under the terms of the lease, the Company also has the right to terminate the lease after thirty-six (36) months upon giving appropriate notice in writing to the Lessor. The residential lease has a remaining lease term of approximately nine (9) months.

The components of lease expense and other lease information as of and during the three-month periods ended March 31, 2023 and 2022 are as follows:

(in thousands)	For the Three-Month Period Ended March 31, 2023	For the Three-Month Period Ended March 31, 2022

Operating Lease Cost (1)	$24	$24

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$24	$24

(1)	Includes short-term leases

(in thousands)	At March 31, 2023	At December 31, 2022

Operating lease right-of-use assets	$85	$44

Operating lease liabilities	$85	$44

Weighted-average remaining lease term - operating leases	0.82 years	1.17 years

Weighted-average discount rate - operating leases	7.70%	6.50%

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2023

14. leases (continued)

Future minimum lease payments under non-cancellable leases as of March 31, 2023 and December 31, 2022, reconciled to our discounted operating lease liabilities presented on the consolidated balance sheet are as follows:

(in thousands)	At March 31, 2023	At December 31, 2022
Remainder of 2023	79	40
2024	9	6
Total future minimum lease payments	$88	$46

Less imputed interest	(3)	(2)
Total operating lease liability	$85	44

15. RELATED PARTY TRANSACTIONS

Administrative Services Agreement

Commencing on the effective date of the SPAC’s IPO, the Sponsor agreed to pay the Company a total of up to $10,000 per month for office space, utilities, secretarial and administrative support to the Sponsor and the SPAC. Upon completion of the SPAC’s initial Business Combination or the SPAC’s liquidation, the Sponsor will cease paying these monthly fees. For the periods ended March 31, 2023 and 2022, the Company recorded $30,000 income from the Sponsor under the Administrative Services Agreement, which is included in “net investment and other income” in the consolidated statements of operations.

Included within “due from related party” on the consolidated balance sheets is a balance of $9,000 representing reimbursable expenses relating to government fees and professional fees that the Company paid on behalf of the SPAC and the Sponsor, as well as $60,000 administrative fees from the Sponsor.

Participating Notes

During the year ending December 31, 2021, Mr. Jay Madhu, a director and officer of the Company and its subsidiaries, invested a principal amount of $68,000 in Series 2020-1 participating notes. During the period ended March 31, 2023, Mr. Madhu received a payment of $14,000 representing partial redemption of principal and return on investment. Mr. Madhu’s remaining principal balance is included in notes payable at March 31, 2023.

16. SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including in this Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” contained in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023. We undertake no obligation to publicly update or revise any forward -looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward -looking statements which speak only to the dates on which they were made.

GENERAL

The following is a discussion and analysis of our results of operations for the three-month periods ended March 31, 2023 and 2022 and our financial condition as of March 31, 2023 and December 31, 2022. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, unless the context dictates otherwise.

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

Investment Income

Income from our investments is primarily comprised of net realized and unrealized gains (losses) and interest income and dividends on investment securities. Such income is primarily from the Company’s investments, which includes other investments in Oxbridge Acquisition Corp. and investments held in trust accounts that collateralize the reinsurance policies that we write. The investment parameters for trust accounts are generally established by the cedant for the relevant policy.

Administrative Services Agreement

Commencing on the effective date of the SPAC’s IPO, the Sponsor agreed to pay the Company a total of up to $10,000 per month for office space, utilities, secretarial and administrative support to the Sponsor and the SPAC. Upon completion of the SPAC’s initial Business Combination or the SPAC’s liquidation, the Sponsor will cease paying these monthly fees. For the three month periods ended March 31, 2023 and 2022, the Company recorded other income of $30,000, and a corresponding receivable of $30,000 from the Sponsor under the Administrative Services Agreement, which is included in “net investment and other income” in the consolidated statements of operations, and “Due from related party” in the consolidated balance sheet, respectively. The receivable was received by the Company subsequent to the period end.

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

RESULTS OF OPERATIONS

The following is our consolidated statement of operations and performance ratios for the three -month periods ended March 31, 2023 and 2022 (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022

Revenue

Net premiums earned	-	210
Net investment and other income	89	33
Net realized investment gain	-	7
Unrealized gain on other investments	381	(230)
Change in fair value of equity securities	76	(20)

Total revenue	546	-

Expenses
Policy acquisition costs and underwriting expenses	-	23
General and administrative expenses	404	338

Total expenses	404	361

Income before income attributable to noteholders	142	(361)

Income attributable to noteholders	-	(26)

Net income (loss)	142	(387)

Earnings (Loss) per share
Basic and Diluted	0.02	(0.07)

Weighted-average shares outstanding
Basic and Diluted	5,857,643	5,751,008

Performance ratios to net premiums earned:
Loss ratio	0.0%	0.0%
Acquisition cost ratio	0.0%	11.0%
Expense ratio	0.0%	171.9%
Combined ratio	0.0%	171.9%

General. Net income for the quarter ended March 31, 2023 was $142,000, or $0.02 basic and diluted earnings per share compared to a net loss of $387,000, or ($0.07) basic and diluted loss per share, for the quarter ended March 31, 2022. The increase is due primarily to the positive change in fair value of equity securities and other investments during the quarter ended March 31, 2023 when compared to previous quarter.

Premium Income. Net premiums earned typically reflects the pro rata inclusion into income of premiums assumed over the life of the reinsurance contracts.

Net premiums earned for the quarter ended March 31, 2023 decreased to $0 from $210,000 for the quarter ended March 31, 2022. The decrease is due to the acceleration of premium recognition on two of the Company’s reinsurance contracts due to a limit loss suffered during the quarter ending September 30, 2022, hence no premium has been recorded in the period ending March 31, 2023, when compared to the prior period.

Losses Incurred. There were no losses incurred during the three-month periods ending March 31, 2023 and 2022.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs and underwriting expenses for the quarter ended March 31, 2023 decreased to $0 from $23,000 for the quarter ended March 31, 2022. The decrease is wholly due to the acceleration of premium recognition as mentioned above, and the resulting acceleration of policy acquisition costs when compared to the prior period.

General and Administrative Expenses. General and administrative expenses for the quarter ended March 31, 2023 increased to $404,000, from $338,000 for the quarter ended March 31, 2022. The increase is due to increased personnel expenses and inflationary expense fluctuations during the quarter when compared with the prior period.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio for the quarter ended March 31, 2023 and 2022 was 0%. This is due to no loss and loss adjustment expenses incurred in the quarters ended March 31, 2023 and 2022.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio decreased to 0% for the quarter ended March 31, 2023 from 11% for the quarter ended March 31, 2022.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and general and administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio decreased from 171.9% for the three-month period ended March 31, 2022 to 0% for the three-month period ended March 31, 2023. The decrease is primarily to no premiums being earned during the period ending March 31, 2023, when compared with the prior period.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. The combined ratio decreased from 171.9% for the three-month period ended March 31, 2022 to 0% for the three-month period ended March 31, 2023. The decrease is primarily to no premiums being earned during the period ending March 31, 2023, when compared with the prior period.

FINANCIAL CONDITION – MARCH 31, 2023 COMPARED TO DECEMBER 31, 2022

Restricted Cash and Cash Equivalents. As of March 31, 2023, our restricted cash and cash equivalents increased by $170,000, or 6%, to $2.89 million, from $2.72 million as of December 31, 2022. The increase is the result of premium deposits made during the three months ended March 31, 2023.

Investments. As of March 31, 2023, our total investments increased by $76,000 or 12% to $718,000, from $642,000 as of December 31, 2022. The increase is primarily a result of the increase in value of the equity securities during the three-month period ended March 31, 2023.

Other investments. As of March 31, 2023, our other investments increased $381,000 to $11.8 million from $11.42 million at December 31, 2022. The increase is due to fair value changes of our investment in Oxbridge Acquisition Corp., a special purpose acquisition company in which the Company has an equity investment measured at fair value.

Notes Payable to Noteholders. As of March 31, 2023, our notes payable decreased by $44,000 to $172,000 from $216,000 at December 31, 2022, The decrease is due to a partial redemption of the notes as a result of the liquidation of one of the Company’s cedant, and the resulting payment to the noteholders following the distribution from the relative trust account. These notes relate to Series 2020-1 participating notes by our reinsurance sidecar subsidiary, Oxbridge Re NS during the quarter ending June 30, 2020.

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

As of March 31, 2023, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no plans to issue debt, and we expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, its subsidiaries Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for each subsidiary is $500. As of March 31, 2023, each subsidiary exceeded the minimum required. By law, each subsidiary is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing and financing activities for the three-month periods ended March 31, 2023 and 2022 are summarized below.

Cash Flows for the Three months ended March 31, 2023 (in thousands)

Net cash used in operating activities for the three months ended March 31, 2023 totaled $140,000, which consisted primarily of cash received net written premiums less cash disbursed for operating expenses. Net cash used in investing activities of $5,000 was primarily due to the purchase of property and equipment. Net cash used in financing activities was $163,000 which was due to the partial redemption on Oxbridge Re NS participating notes as well as prepaid offering costs.

Cash Flows for the Three months ended March 31, 2022 (in thousands)

Net cash used in operating activities for the three months ended March 31, 2022 totaled $69,000, which consisted primarily of cash received net written premiums less cash disbursed for operating expenses. Net cash used in investing activities of $201,000 was primarily due to the net purchases of equity securities. There was no cash used in or provided by financing activities.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2023, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

As at March 31, 2023 we had reserves of $1.07 million as a result of Hurricane Ian. This represents the maximum loss limit on our reinsurance contracts that have been affected. See Note 7 to the consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any litigation or arbitration. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

None.

(b)	Repurchases of Equity Securities

None.

(c)	Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit No.	Document

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: May 12, 2023	By:	/s/ JAY MADHU
Jay Madhu
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ WRENDON TIMOTHY
Wrendon Timothy
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

