Form 10-Q
period 2023-06-30
OXBRIDGE RE HOLDINGS Ltd
filed 2023-08-14
CIK 1584831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 15, 2023; 5,870,234 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At June 30, 2023	At December 31, 2022
	(Unaudited)
Assets
Investments:
Equity securities, at fair value (cost: $1,926)	$723	642
Cash and cash equivalents	3,117	1,207
Restricted cash and cash equivalents	372	2,721
Accrued interest and dividend receivable	7	-
Premiums receivable	1,954	282
Other Investments	11,928	11,423
Due from Related Party	99	45
Deferred policy acquisition costs	221	-
Operating lease right-of-use assets	60	44
Prepayment and other assets	85	114
Prepaid Offering Costs	135	133
Property and equipment, net	7	5
Total assets	$18,708	16,616

Liabilities and Shareholders’ Equity
Unearned premium reserve	2,013	-
Other Liabilities - Delta Cat Re Token Holders	1,059	-
Notes payable to noteholders	118	216
Losses payable	-	1,073
Operating lease liabilities	60	44
Accounts payable and other liabilities	303	294
Total liabilities	3,553	1,627

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 5,870,234 and 5,769,587 shares issued and outstanding)	6	6
Additional paid-in capital	32,591	32,482
Accumulated Deficit	(17,442)	(17,499)
Total shareholders’ equity	15,155	14,989
Total liabilities and shareholders’ equity	$18,708	16,616

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Consolidated Statements of (Loss) Income (unaudited)

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenue
Assumed premiums	2,196	669	2,196	705
Premiums ceded	-	(24)	-	(60)
Change in unearned premiums reserve	(2,013)	(451)	(2,013)	(241)

Net premiums earned	183	194	183	404
SurancePlus management fee income	300	-	300	-
Net investment and other income	79	41	168	75
Net realized investment gain	-	19	-	27
Unrealized gain on other investments	124	571	505	341
Change in fair value of equity securities	5	(322)	81	(342)

Total revenue	691	503	1,237	505

Expenses
Policy acquisition costs and underwriting expenses	20	21	20	44
General and administrative expenses	677	389	1,081	728

Total expenses	697	410	1,101	772

(Loss) income before income attributable to noteholders and tokenholders	(6)	93	136	(267)

Income attributable to noteholders and tokenholders	(79)	(16)	(79)	(43)

Net (loss) income	(85)	77	57	(310)

(Loss) earnings per share
Basic and Diluted	(0.01)	0.01	0.01	(0.05)

Weighted-average shares outstanding
Basic and Diluted	5,870,234	5,781,586	5,863,973	5,766,382

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Consolidated Statements of Cash Flows (unaudited)

(expressed in thousands of U.S. Dollars)

	Six Months Ended
	June 30,
	2023	2022
Operating activities
Net income (loss)	$57	(310)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	109	64
Depreciation and amortization	3	2
Net realized investment gains	-	(27)
SurancePlus management fee income	(300)
Change in fair value of other investments	(505)	(341)
Change in fair value of equity securities	(81)	342
Change in operating assets and liabilities:
Accrued interest and dividend receivable	(7)	-
Premiums receivable	(1,672)	(285)
Due from related party	(54)	(60)
Deferred policy acquisition costs	(221)	(27)
Prepayment and other assets	29	(106)
Reserve for losses and loss adjustment expenses	(1,073)	-
Other liabilities Delta Cat Re Tokenholders	79	-
Unearned premiums reserve	2,013	241
Accounts payable and other liabilities	9	32

Net cash used in operating activities	$(1,614)	(475)

Investing activities
Purchase of equity securities	-	(1,002)
Proceeds from sale of equity securities	-	626
Purchase of property and equipment	(5)	-

Net cash used in investing activities	$(5)	(376)

Financing activities
Partial redemption of notes payable to noteholders	(98)	-
Prepaid offering costs	(2)	-
Gross proceeds from the issuance of Delta Cat Re tokens	1,280	-
Net cash provided by financing activities	$1,180	-

5

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Consolidated Statements of Cash Flows

(expressed in thousands of U.S. Dollars)

	Six Months Ended
	June 30,
	2023	2022

Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the period	(439)	(851)
Balance at beginning of period	3,928	5,418

Balance at end of period	$3,489	4,567

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Three and Six Months Ended June 30, 2023 and 2022 (unaudited)

(expressed in thousands of U.S. Dollars, except number of shares )

	Ordinary Share Capital		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2021	5,749,587	6	32,355	(15,710)	16,651
Net loss for the period	-	-	-	(387)	(387)
Stock-based compensation	-	-	32	-	32
Issuance of restricted stock	32,000	-	-	-	-
Balance at March 31, 2022	5,781,587	6	32,387	(16,097)	16,296
Net income for the period	-	-	-	77	77
Stock-based compensation	-	-	32	-	32
Balance at June 30, 2022	5,781,587	6	32,419	(16,020)	16,405

Balance at December 31, 2022	5,769,587	6	32,482	(17,499)	14,989
Net income for the period	-	-	-	142	142
Stock-based compensation	-	-	54	-	54
Issuance of restricted stock	96,647	-	-	-	-
Balance at March 31, 2023	5,866,234	6	32,536	(17,357)	15,185
Net loss for the period	-	-	-	(85)	(85)
Stock-based compensation	-	-	55	-	55
Issuance of restricted stock	4,000	-	-	-	-
Balance at June 30, 2023	5,870,234	6	32,591	(17,442)	15,155

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2023

1. ORGANIZATION AND BASIS OF PRESENTATION

(a) Organization

Oxbridge Re Holdings Limited (the “Company”) was incorporated as an exempted company on April 4, 2013 under the laws of the Cayman Islands. The Company owns 100% of the equity interest in Oxbridge Reinsurance Limited, an exempted entity incorporated on April 23, 2013 under the laws of the Cayman Islands and for which a Class “C” Insurer’s license was granted on April 29, 2013 under the provisions of the Cayman Islands Insurance Law. The Company also owns 100% of the equity interest in Oxbridge Re NS, an entity incorporated as an exempted company on December 22, 2017 under the laws of the Cayman Islands to function as a reinsurance sidecar facility and to increase the underwriting capacity of Oxbridge Reinsurance Limited. The Company also owns 100% of the equity interest in SurancePlus, an entity incorporated as a business company on December 19, 2022 under the laws of the British Virgin Islands to issue digital securities. The Company, subsidiaries (collectively “Oxbridge Re”) provide the following: SurancePlus; is a Web3-focused subsidiary that currently leverages blockchain technology to democratize access to high-return reinsurance contracts via digital securities. Oxbridge Reinsurance Limited; is a licensed reinsurance subsidiary that provides reinsurance business solutions primarily to property and casualty insurers in the Gulf Coast region of the United States; Oxbridge Re NS; a licensed reinsurance SPV/side car that provides third-party investors with access to reinsurance contracts with returns uncorrelated to the financial markets. In addition, Oxbridge Re is also the founding and lead investor of Oxbridge Acquisition Corp. (NASDAQ: OXAC), a special purpose acquisition company (“SPAC”). The Company operates as a single business segment through its wholly-owned subsidiaries. The Company’s headquarters and principal executive offices are located at Suite 201, 42 Edward Street, George Town, Grand Cayman, Cayman Islands, and have their registered offices at P.O. Box 309, Ugland House, Grand Cayman, Cayman Islands.

The Company’s ordinary shares and warrants are listed on The NASDAQ Capital Market under the symbols “OXBR” and “OXBRW,” respectively.

(b) Basis of Presentation and Consolidation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of June 30, 2023 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2023. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Form 10-K, which was filed with the SEC on March 30, 2023.

Uses of Estimates: In preparing the interim unaudited consolidated financial statements, management was required to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the financial reporting date and throughout the periods being reported upon. Certain of the estimates result from judgments that can be subjective and complex and consequently actual results may differ from these estimates, which would be reflected in future periods.

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

June 30, 2023

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

Investments: The Company from time to time invests in fixed-maturity debt securities and equity securities, and for which its fixed-maturity debt securities are classified as available-for-sale. The Company’s available for sale debt investments are carried at fair value with changes in fair value included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. For the Company’s investment in equity securities, and for the Company’s investment in the special purpose acquisition company Oxbridge Acquisition Corp. classified as “other investments”, the changes in fair value are recorded within the consolidated statements of operations. At June 30, 2023 and December 31, 2022, the company did not own any fixed maturity debt securities.

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

June 30, 2023

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

Deferred policy acquisition costs (“DAC”): Policy acquisition costs consist of brokerage fees, federal excise taxes and other costs related directly to the successful acquisition of new or renewal insurance contracts and are deferred and amortized over the terms of the reinsurance agreements to which they relate. The Company evaluates the recoverability of DAC by determining if the sum of future earned premiums and anticipated investment income is greater than the expected future claims and expenses. If a loss is probable on the unexpired portion of policies in force, a premium deficiency loss is recognized. At June 30, 2023, the DAC was considered fully recoverable, and no premium deficiency loss was recorded.

Offering Expenses: At June 30, 2023, there were $135,000 of offering expenses on the consolidated balance sheet as prepaid offering costs of which $135,000 was in relation to an equity distribution agreement with Maxim Group LLC (“Maxim”) for the sale of the ordinary shares. During the three and six-month period ended June 3, 2023, the Company recognized in the consolidated statements of operations $225,000 of offering expenses in relation to the offering of Delta Cat Re digital securities issuable by the Company’s new subsidiary, SurancePlus Inc. (See Note 6).

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

June 30, 2023

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

Subsequent adjustments of premiums assumed, based on reports of actual premium by the ceding companies, or revisions in estimates of ultimate premium, are recorded in the period in which they are determined. Such adjustments are generally determined after the associated risk periods have expired; in which case the premium adjustments are fully earned when assumed.

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

Ceded premiums are written during the period in which the risk incept and are expensed over the contract period in proportion to the period of protection. Unearned premiums ceded consist of the unexpired portion of the reinsurance obtained. There were no unearned premiums ceded at June 30, 2023.

SurancePlus Management Fee Income: SurancePlus management fee income represents income related to the completion of the DeltaCat tokenized reinsurance securities as well as placement of the underlying insurance policies. The Company recognizes the associated revenue at the time of the placement of the underlying insurance policies as the performance obligation is satisfied at that time.

Uncertain Income Tax Positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at June 30, 2023 or December 31, 2022.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2023

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2023

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At June 30,	At December 31,
	2023	2022
	(in thousands)

Cash on deposit	$3,117	$1,207
Restricted cash held in trust	372	2,721
Total	$3,489	$3,928

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

4. INVESTMENTS

The Company from time to time invests in fixed-maturity debt securities and equity securities, with its fixed-maturity debt securities classified as available-for-sale. At June 30, 2023 and December 31, 2022, the Company did not hold any available-for-sale securities.

Proceeds received, and the gross realized gains and losses from sale of equity securities, for the periods ended June 30, 2023 and 2022, are as follows:

	Gross	Gross	Gross
	proceeds	Realized	Realized
	from sales	Gains	Losses
($ in thousands)

Three Months Ended June 30, 2023
Equity securities	$-	$-	$-

Six Months Ended June 30, 2023
Equity securities	$-	$-	$-

Three Months Ended June 30, 2022
Equity securities	$418	$19	$-

Six Months Ended June 30, 2022
Equity securities	$626	$27	$-

Other Investments

In connection with Oxbridge Acquisition Corp. (“OXAC”) initial public offering (“IPO”) in August 2021, the Company’s affiliate OAC Sponsor Ltd. (“Sponsor”) purchased an aggregate 4,897,500 private placement warrants from OXAC (“Private Placement Warrants”) at a price of $1.00 per warrant. Each Private Placement Warrant is exercisable for one of OXAC’s Class A ordinary share at a price of $ 11.50 per share, and as such meets the definition of a derivative as outlined within ASC 815, Derivatives and Hedging. The Sponsor also purchased an aggregate of 2,875,000 of OXAC’s Class B ordinary shares (the “Class B shares”) par value $0.0001 per share for $25,000. The Class B shares and Private Placement Warrants were issued to and are held by Sponsor. The Class B shares of OXAC held by the Sponsor will

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2023

4.	INVESTMENTS (continued)

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2023

4.	INVESTMENTS (continued)

Level 3 in the fair value hierarchy. Subsequent changes in fair value will be recorded in the consolidated statements of operations during the period of the change.

As a result of the re-measurement of our investment in OXAC, we recognized for the six months ended June 30, 2023, an unrealized gain on other investments of $505,000 within our consolidated statement of operations.

Other investments as of June 30, 2023 consist of the following (in thousands):

	June 30, 2023	December 31, 2022

Oxbridge Acquisition Corp. Promissory Note	$214	214
Oxbridge Acquisition Corp. Class B Ordinary Shares	11,714	11,209
Total	$11,928	11,423

	Six Months ended June 30, 2023	Six Months ended June 30, 2022

Beginning of period	$11,423	11,173
Unrealized gain on investment in affiliate	505	341
End of period	$11,928	11,514

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

On August 7, 2023, OXAC held an extraordinary general meeting at which the business combination with Jet Token, Inc. was approved by OXAC shareholders. In conjunction with the business combination, OXAC was redomesticated as a Delaware entity, and changed its name to Jet.AI Inc. The business combination was closed on August 10, 2023, and on August 11, 2023, OXAC common stock and warrants began trading on the Nasdaq Global Market under the new ticker symbols JTAI and JTAIW.

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2023 and December 31, 2022:

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2023

4.	INVESTMENTS (continued)

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2023	($ in thousands)
Financial Assets:
Cash and cash equivalents	$3,117	$-	$-	$3,117

Restricted cash and cash equivalents	$372	$-	$-	$372

Other investments	$-	$-	$11,928	$11,928

Equity securities	$723	$-	$-	$723

Total	$4,212	$-	$11,928	$16,140

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2022	($ in thousands)
Financial Assets:
Cash and cash equivalents	$1,207	$-	$-	$1,207

Restricted cash and cash equivalents	$2,721	$-	$-	$2,721

Other investments	$-	$-	$11,423	$11,423

Equity securities	$642	$-	$-	$642

Total	$4,570	$-	$11,423	$15,993

Assets Measured at Estimated Fair Value on a Recurring Basis (continued)

At December 31, 2022 the Company utilized the services of an independent valuation expert (“Valuation Expert”) to determine the fair value of the Company’s indirect investment in OXAC. The Valuation Expert observed that the Class A shares of OXAC trades in a relatively liquid market at the measurement date, and the Company’s share of OXAC’s Class B shares were convertible to OXAC’s Class A Shares on a 1 to 1 basis. The Valuation Expert applied this ratio to the value of OXAC’s Class A shares and then applied an additional 25.11% discount to account for the lack of marketability and the inherent risk of forfeiture should a business combination not occur. At June 30, 2023, management determined the discount rate of 25.11% was reasonable due to no significant variations of marketability of the securities at December 31, 2022 through to present. Additionally, management concludes that with respect to OXAC, there is reduced inherent risk of forfeiture and reduced default probability due to OXAC’s additional extension through to August 16, 2023 as well as the proposed business combination with Jet Token Inc, which closed on August 10, 2023.

Historically, we relied on the Black-Scholes option pricing model to determine the fair value of the Company’s beneficial interest in OXAC’s private placement warrants with a strike price of $11.50. At June 30, 2023 and December 31, 2022, the fair value of the Private Placement Warrants were determined to be $0.

Management has estimated the fair value of the Company’s beneficial interest in the Promissory Note to be equivalent to the discount rate of 25.11%, as determined above, applied to the pro-rata original principal amount of the Promissory Note.

There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2023 and 2022.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the other investments classified as Level 3:

Other Investments (in thousands)
Fair value of Level 3 other investment at January 1, 2023	$11,423
Change in valuation inputs or other assumptions	505
Fair value of Level 3 other investment at June 30, 2023	$11,928

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2023

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

June 30, 2023

6.	VARIABLE INTEREST ENTITIES (continued)

In addition, holders of such notes are generally entitled to interest payments, payable annually, as determined by the applicable governing documents of each series of notes.

The Company receives an origination and structuring fee in connection with the formation, operation and management of Oxbridge Re NS.

Notes Payable to Series 2020-1 noteholders

Oxbridge Re NS entered into a retrocession agreement with Oxbridge Reinsurance Ltd on June 1, 2020 and issued $216,000 of participating notes which provides quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. The participating notes have been assigned Series 2020-1 and are due to mature on June 1, 2023. Participating notes totaling $98,000 were redeemed during the six-month period ended June 30, 2023 resulting in a balance due of $118,000 at June 30, 2023 None of the participating notes were redeemed during the six-month period ending June 30, 2022.

The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the six-month ended June 30, 2023 and 2022 was $0 and $43,000, respectively, and are included within accounts payable and other liabilities as at June 30, 2023 and 2022, respectively.

SurancePlus Inc.

SurancePlus Inc., a wholly-owned subsidiary of Oxbridge Re Holdings Limited, was incorporated as a British Virgin Islands Business Company on December 19, 2022 for the purposes of tokenizing reinsurance contracts underwritten by its affiliated licensed reinsurer, Oxbridge Re NS.

On March 27, 2023, the Company and SurancePlus Inc. (“SurancePlus”), issued a press release announcing the commencement of an offering by SurancePlus of DeltaCat tokenized reinsurance securities (the “Tokens”), which represent Series DeltaCat Preferred Shares of SurancePlus (“Preferred Shares”), and together with the Tokens, the “Securities”). Each digital security or token, which will have a purchase price of $10.00 per Token, will represent one Preferred Share of SurancePlus.

The proceeds from the offer and sale of the Securities will be used by SurancePlus to purchase one or more participating notes of Oxbridge Re NS, and the proceeds from the sale of participating notes will be invested in collateralized reinsurance contracts to be underwritten by Oxbridge Re NS. The holders of the digital Securities will generally be entitled to proceeds from the payment of participating notes in the amount of a preferred return of 20% plus an additional 80% of any proceeds in excess of the amount necessary to pay the preferred return. Assuming no casualty losses to properties reinsured by Oxbridge Re’s reinsurance subsidiaries, DeltaCat Re token investors are expected to receive an annual return on the original purchase price of the digital securities of 42%.

On June 27, 2023, SurancePlus Inc. completed its private placement (the “Private Placement”) of Series DeltaCat Re Preferred Shares represented by DeltaCat Re Tokens (the “Securities”). On June 27, 2023, SurancePlus entered into subscription agreements with accredited investors and non-U.S. persons in the Private Placement with respect to 229,766 of the Securities at a purchase price of $10.00 per token for aggregate gross proceeds of $2,297,660. SurancePlus also previously entered into subscription agreements for and sold 15,010 of the Securities between April 5, 2023 and May 18, 2023 for gross proceeds of $150,100, also at a purchase price of $10.00 per token. The aggregate amount raised in the Private Placement was $2,447,760 for the issuance of 244,776 Securities of which approximately $1,280,000 was received from third-party investors and approximately $1,167,000 from Oxbridge Re Holdings Limited. Approximately $300,000 and $273,000 of management fees were deducted from the gross proceeds from the third-party investors and Oxbridge Re Holdings Limited, respectively, The tokens were issued on the Avalanche blockchain. Ownership of DeltaCat Re tokenized reinsurance securities indirectly confers fractionalized interests in reinsurance contracts underwritten by Oxbridge Re’s reinsurance subsidiary, Oxbridge Re NS, for the 2023-2024 treaty year.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2023

On June 28, 2023, Oxbridge issued a press release announcing the completion of the Private Placement.

The Securities have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state or other securities laws and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state or other securities laws. The Securities were sold in a transaction exempt from registration under the Securities Act and were sold only to persons reasonably believed to be accredited investors in the United States under SEC Rule 506(c) under the Securities Act and outside the United States only to non-U.S. persons in accordance with Regulation S under the Securities Act.

The selected unconsolidated historical financial information and other data presented below is derived from SurancePlus’ standalone unaudited financial statements for the three and six months ended June 30, 2023 and the balance sheet data as of June 30, 2023.

	For Three Months Ended	For Six Months Ended
Statement of Operations Data:	June 30, 2023	June 30, 2023
	(Unaudited)	(Unaudited)
	(in thousands)

SurancePlus management fee income	$574	$574
Underwriting-related income	163	163
Total revenue	$737	$737

Expenses	$(225)	$(225)
Income attributable to tokenholders	(149)	(149)
Net income	363	363

Balance Sheet Data:	At June 30, 2023
(Unaudited)
(in thousands)
Total assets	$2,611
Amounts due to Delta Cat Re Tokenholders	1,129
Total shareholder’s equity	1,482

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2023

7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table summarizes the Company’s loss and loss adjustment expenses (“LAE”) and the reserve for loss and LAE reserve movements for the six-month periods ending June 30, 2023 and 2022:

	At June 30,	At June 30,
	2023	2022
	(in thousands)

Balance, beginning of period	$1,073	$-
Incurred related to:
Current period	-	-
Prior period	-	-
Total incurred	-	-
Paid related to:
Current period	(1,073)	-
Prior period	-	-
Total paid	(1,073)	-
Balance, end of period	$-	$-

When losses occur, the reserves for losses and LAE are typically comprised of case reserves (which are based on claims that have been reported) and IBNR reserves (which are based on losses that are believed to have occurred but for which claims have not yet been reported and include a provision for expected future development on existing case reserves). The Company typically suffers limit losses in the event of a Category 3 or above hurricane making landfall in a populated area where the Company has catastrophe risk exposure. For the period ended June 30, 2023, the Company has recorded its reserves for losses and LAE based on the contractual maximum loss the Company can suffer under the affected contracts.

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

There were no losses incurred during the three and six-month period ended June 30, 2023.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2023

8. (LOSS) EARNINGS PER SHARE

A summary of the numerator and denominator of the basic and diluted (loss) earnings per share is presented below (dollars in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Numerator:
Net (loss) income	$(85)	77	$57	(310)

Denominator:
Weighted average shares - basic	5,870,234	5,781,586	5,863,973	5,766,382
Effect of dilutive securities - Stock options	-	-	-	-
Shares issuable upon conversion of warrants	-	-	-	-
Weighted average shares - diluted	5,870,234	5,781,586	5,863,973	5,766,382
(Loss) earnings per share - basic	$(0.01)	0.01	$0.01	(0.05)
(Loss) earnings per share - diluted	$(0.01)	0.01	$0.01	(0.05)

For the three-month period ended June 30, 2023 and the six-month period ended June 30, 2022, options to purchase 846,250 ordinary shares and 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive due to the net loss during these periods.

For the six-month period ended June 30, 2023 and the three-month period ended June 30, 2022, options to purchase 896,250 ordinary shares and 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive due to the exercise price of these securities, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary shares during these periods.

GAAP requires the Company to use the two-class method in computing basic (loss) earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common shareholders. These participating securities effect the computation of both basic and diluted (loss) earnings per share during periods of net (loss) income.

9. WARRANTS

There were 8,230,700 warrants outstanding at June 30, 2023 and December 31, 2022. One warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per share on or before March 26, 2024. The Company at its option may cancel the warrants in whole or in part, provided that the closing price per ordinary share has exceeded $9.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period. No warrants were exercised during the three and six-month periods ended June 30, 2023 and 2022.

10. DIVIDENDS

As of June 30, 2023, none of the Company’s retained earnings were restricted from payment of dividends to the company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in its subsidiaries, a dividend from the subsidiaries would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2023

11. SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “2014 Plan”) and the 2021 Omnibus Incentive Plan (the “2021 Plan”) (hereinafter collectively referred to as “the Plans”). Under each of the Plans, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. During the period ended June 30, 2023, the Company granted 100,647 restricted stock to directors, officers and employees under the 2021 Plan. At June 30, 2023, there were 895,353 shares and 11,750 shares available for grant under the 2021 Plan and the 2014 Plan, respectively.

Stock options

Stock options granted and outstanding under the Plan vests quarterly over four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three and six-month periods ended June 30, 2023 and 2022 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	896,250	4.71	6.9 years
Outstanding at March 31, 2022	896,250	4.71	6.6 years
Exercisable at March 31, 2022	601,250	4.44	5.7 years
Outstanding at June 30, 2022	896,250	$4.71	6.4 years	$-
Exercisable at June 30, 2022	641,250	$4.42	5.6 years	$-
Outstanding at January 1, 2023	871,250	$4.67	5.6 years	$-
Forfeited	(25,000)	$6.00
Outstanding at March 31, 2023	846,250	$4.63	5.5 years	$-
Exercisable at March 31, 2023	736,875	$4.43	5.2 years	$-
Outstanding at June 30, 2023	846,250	$4.63	5.3 years	$-
Exercisable at June 30, 2023	752,500	$4.46	5.0 years	$-

Compensation expense recognized for the three-month periods ended June 30, 2023 and 2022 totaled $5,000 and $15,000 and for the six-month periods ended June 30, 2023 and 2022 totaled $10,000 and 30,000, respectively. Compensation expense is included in general and administrative expenses. At June 30, 2023 and 2022, there was approximately $30,000 and $84,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plans. The Company expects to recognize the remaining compensation expense over a weighted-average period of eighteen (18) months.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2023

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

During the six-month periods ended June 30, 2023 and 2022, the Company granted 100,647 and 32,000 shares of restricted stock, respectfully to directors and employees under the 2021 Plan. Information with respect to the activity of unvested restricted stock awards during the period ended June 30, 2023 is as follows (share amounts not in thousands):

	Weighted-	Weighted-
	Number of Restricted	Average Grant Date
	Stock Awards	Fair Value

Nonvested at January 1, 2023	23,000	$2.37
Granted	100,647	$2.37
Vested	(32,750)	$2.37
Nonvested at June 30, 2023	90,897	$

Restricted stock awards (continued)

Compensation expense recognized for the three and six-months ended June 30, 2023 totaled $50,000 and $99,000, respectively, and is included in general and administrative expenses. Compensation expense for the three- and six-month periods ended June 30, 2022 totaled $17,000 and $34,000, respectively. At June 30, 2023, there was approximately $244,000 unrecognized compensation expense related to non-vested restricted stock granted under the Plan, which the Company expects to recognize over a weighted-average period of thirteen (13) months.

12. NET WORTH FOR REGULATORY PURPOSES

The subsidiaries are subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of their respective licenses, Oxbridge Reinsurance Limited and Oxbridge Re NS are required to maintain a minimum and prescribed capital requirement of $500 in accordance with the relevant subsidiary’s approved business plan filed with CIMA.

At June 30, 2023, the Oxbridge Reinsurance Limited’s net worth of $8.71 million exceeded the minimum and prescribed capital requirement. For the three and six-month periods ended June 30, 2023 and 2022, the Subsidiary’s net loss was approximately $420,000 and $509,000, respectively.

At June30, 2023, the Oxbridge Re NS’ net worth of $156,000 exceeded the minimum and prescribed capital requirement. For the three and six-month periods ended June 30, 2023 and 2022, the Subsidiary’s net income was approximately $0 and $1,000, respectively.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2023

The Subsidiaries are not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiaries’ GAAP capital, surplus and net (loss) income, and its statutory capital, surplus and net (loss) income as of June 30, 2023 or for the periods then ended.

13. FAIR VALUE AND CERTAIN RISKS AND UNCERTAINTIES)

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

June 30, 2023

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

The Company has two operating lease obligations namely for the Company’s office facilities located at Suite 201, 42 Edward Street Grand Cayman, Cayman Islands and residential space at Turnberry Villas in Grand Cayman, Cayman Islands. The office lease has a remaining lease term of approximately eight (8) months and includes an option to extend the lease. Under the terms of the lease, the Company also has the right to terminate the lease after thirty-six (36) months upon giving appropriate notice in writing to the Lessor. The residential lease has a remaining lease term of approximately six (6) months.

The components of lease expense and other lease information as of and during the six-month periods ended June 30, 2023 and 2022 are as follows:

	For the Six-Month Period	For the Six-Month Period
(in thousands)	Ended June 30, 2023	Ended June 30, 2022
Operating Lease Cost (1)	$50	$48

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$50	$48

(1) Includes short-term leases

(in thousands)	At June 30, 2023	At December 31, 2022
Operating lease right-of-use assets	$60	$44

Operating lease liabilities	$60	$44

Weighted-average remaining lease term - operating leases	0.57 years	1.17 years

Weighted-average discount rate - operating leases	7.70%	6.50%

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2023

14.	leases (continued)

Future minimum lease payments under non-cancellable leases as of June 30, 2023 and December 31, 2022, reconciled to our discounted operating lease liability presented on the consolidated balance sheet are as follows:

(in thousands)	At June 30, 2023	At December 31, 2022
Remainder of 2023	53	-
2024	9	40
Thereafter	-	6
Total future minimum lease payments	$62	$46

Less imputed interest	(2)	(2)
Total operating lease liability	$60	44

15. RELATED PARTY TRANSACTIONS

Administrative Services Agreement

Commencing on the effective date of the SPAC’s IPO, the Sponsor agreed to pay the Company a total of up to $10,000 per month for office space, utilities, secretarial and administrative support to the Sponsor and the SPAC. Upon completion of the SPAC’s initial Business Combination or the SPAC’s liquidation, the Sponsor will cease paying these monthly fees. For the period ended June 30, 2023, the Company recorded $60,000 income from the Sponsor under the Administrative Services Agreement, which is included in “net investment and other income” in the consolidated statements of operations.

Included within “due from related party” on the consolidated balance sheets is a balance of $8 thousand representing reimbursable expenses relating to government fees and professional fees that the Company paid on behalf of the SPAC and the Sponsor, as well as $90,000 administrative fees from the Sponsor.

Participating Notes

During the year ending December 31, 2021, Mr. Jay Madhu, a director and officer of the Company and its subsidiaries, invested a principal amount of $68,000 in Series 2020-1 participating notes. During the six-month period ended June 30, 2023, Mr. Madhu received a payment of $76,000 representing partial redemption of principal and return on investment.

DeltaCat Re Tokens

During the six-month period ended June 30, 2023, Mr. Jay Madhu, a director and officer of the Company and its subsidiaries, entered into subscription agreement to purchase a total of 6,200 Series DeltaCat Re tokens at a purchase price of $10.00 per token for aggregate gross proceeds of $62,000. Ownership of DeltaCat Re tokenized reinsurance securities indirectly confers fractionalized interests in reinsurance contracts underwritten by Oxbridge Re NS for the 2023-2024 treaty year.

TypTap Insurance Company (“TypTap”) Contract

During the three-month and six-month periods ended June 30, 2023 the Company entered into a reinsurance agreement with TypTap, an insurance subsidiary of HCI Group, Inc., which is a related entity through common directorship. At June 30, 2023, included within premium receivable, deferred acquisition costs and unearned premiums on the condensed consolidated balance sheets are amounts equal to $977,000 , $110,000 and $1,007,000 respectively, relating to the reinsurance agreement with TypTap. During the three-month and six-month periods ended June 30, 2023, included within assumed premiums, change in unearned premium reserve and policy acquisition costs and underwriting expenses on the condensed consolidated statements of income are amounts equal to $1,099,000, ($92,000) and $10,000, respectively.

16. SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements.

There were no other events subsequent to June 30, 2023, other than disclosed in Note 4, for which disclosure was required.

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

GENERAL

The following is a discussion and analysis of our results of operations for the three and six-month periods ended June 30, 2023 and 2022 and our financial condition as of June 30, 2023 and December 31, 2022. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, unless the context dictates otherwise.

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

On February 28, 2023, the Company announced in a press release that Oxbridge Acquisition filed a Current Report on Form 8-K with the Securities and Exchange Commission in connection with Oxbridge Acquisition’s business combination with Jet Token Inc. (“Jet”), a Delaware based company. Upon the closing of the transaction, the combined company will be named Jet.AI Inc. Jet offers fractional aircraft ownership, jet card, aircraft brokerage and charter service through its fleet of private aircraft and those of Jet’s Argus Platinum operating partner. Jet’s charter app enables travelers to look, book and fly. The funding and capital markets access from this transaction is expected to enable Jet to continue its growth strategy of AI software development and fleet expansion. The business combination was completed on August 10, 2023.

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

PRINCIPAL REVENUE AND EXPENSE ITEMS

Revenues

We derive our most significant revenues from four principal sources:

●	premiums assumed from reinsurance on property and casualty business;
●	income from investments and unrealized gain (loss) on other investments;
●	income under our Administrative Services Agreement;
●	income from SurancePlus management fees.

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

Administrative Services Agreement

Commencing on the effective date of the SPAC’s IPO, the Sponsor agreed to pay the Company a total of up to $10,000 per month for office space, utilities, secretarial and administrative support to the Sponsor and the SPAC. Upon completion of the SPAC’s initial Business Combination or the SPAC’s liquidation, the Sponsor will cease paying these monthly fees. For the six months ended June 30, 2023, the Company recognized $60,000 in connection with this agreement. In addition, for the six-month periods ended June 30, 2023 and 2022, the Company recorded other income of $90,000, and a corresponding receivable of $90,000 from the Sponsor under the Administrative Services Agreement, which is included in “net investment and other income” in the consolidated statements of operations, and “Due from related party” in the consolidated balance sheet, respectively.

Incentive, Technology, Origination and Management Fee Income

During the six-month period ending June 30, 2023, the Company’s subsidiary, SurancePlus Inc., entered into subscriptions agreements for the sale of its Series DeltaCat Re tokens, representing fractionalized interest in reinsurance contracts underwritten by Oxbridge Re NS. The tokens were issued on the Avalanche blockchain.

SurancePlus receives an incentive and management fee to cover costs associated with origination, structuring and the blockchain technology related to the tokens. These fees are included in SurancePlus management fee line item in the consolidated statement of operations.

Expenses

Our expenses consist primarily of the following:

●	losses and loss adjustment expenses;

●	policy acquisition costs and underwriting expenses; and

●	general and administrative expenses.

Loss and Loss Adjustment Expenses

Loss and loss adjustment expenses are a function of the amount and type of reinsurance contracts we write and of the loss experience of the underlying coverage. As described below, loss and loss adjustment expenses are based on the claims reported by our Company’s ceding insurers and may include an actuarial analysis of the estimated losses, including losses incurred during the period and changes in estimates from prior periods. Depending on the nature of the contract, loss and loss adjustment expenses may be paid over a period of years.

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

RESULTS OF OPERATIONS

The following is our consolidated statement of operations and performance ratios for the three and six-month periods ended June 31, 2023 and 2022 (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue
Assumed premiums	$2,196	669	2,196	705
Premiums ceded	-	(24)	-	(60)
Change in unearned premiums reserve	(2,013)	(451)	(2,013)	(241)

Net premiums earned	183	194	183	404
SurancePlus management fee income	300	-	300	-
Net investment and other income	79	41	168	75
Net realized investment gain	-	19	-	27
Unrealized gain on other investments	124	571	505	341
Change in fair value of equity securities	5	(322)	81	(342)

Total revenue	691	503	1,237	505

Expenses
Policy acquisition costs and underwriting expenses	20	21	20	44
General and administrative expenses	677	389	1,081	728

Total expenses	697	410	1,101	772

(Loss) income before income attributable to noteholders and tokenholders	(6)	93	136	(267)

Income attributable to noteholders and tokenholders	(79)	(16)	(79)	(43)

Net (loss) income	$(85)	77	57	(310)

(Loss) earnings per share
Basic and Diluted	$(0.01)	0.01	0.01	(0.05)

Weighted-average shares outstanding
Basic and Diluted	5,870,234	5,781,586	5,863,973	5,766,382

Performance ratios to net premiums earned:
Loss ratio	0.0%	0.0%	0.0%	0.0%
Acquisition cost ratio	10.9%	10.8%	10.9%	10.9%
Expense ratio	380.9%	211.3%	601.6%	191.1%
Combined ratio	380.9%	211.3%	601.6%	191.1%

General. Net loss for the quarter ended June 30, 2023 was $85,000, or ($0.01) basic and diluted earnings per share compared to a net income of $77,000, or $0.01 basic and diluted earnings per share, for the quarter ended June 30, 2022. The decrease is due to higher general and administrative expenses as a result of SurancePlus’ token offering during the quarter ended June 30, 2023.

Net income for the six months ended June 30, 2023 was $57,000, or $0.01 per basic or diluted earnings per share compared to a net loss of $319,000, or ($0.06) per basic and diluted loss per share, for the six months ended June 2022. The decrease in net loss was the result of higher revenue driven by increase in SurancePlus management fee income, unrealized gain on other investment and equity securities, more than offsetting the increased general and administrative expenses associated with SurancePlus’ token offering during the six months ended June 30, 2023 when compared with the prior period

Premium Income. Net premiums earned typically reflects the pro rata inclusion into income of premiums assumed over the life of the reinsurance contracts.

Net premiums earned for the quarter ended June 30, 2023 decreased to $183,000 from $194,000 for the quarter ended June 30, 2023.

Net premiums earned for the six months ended June 30, 2023 decreased to $183,000 from $404,000 for the six months ended June 30, 2022. The decrease is due to the reinsurance contracts in force during the quarter ended June 30, 2023, when compared to the prior period.

Losses Incurred. There were no losses incurred during the three and six-month periods ending June 30, 2023 and 2022.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs and underwriting expenses for the quarter ended June 30, 2023 decreased to $20,000 from $44,000 for the quarter ended June 30, 2022.

Policy acquisition costs and underwriting expenses for the six months ended June 30, 2023 decreased to $20,000 from $44,000 for the six-months ended June 30, 2022.

General and Administrative Expenses. General and administrative expenses for the six-months ended June 30, 2023 increased $288,000, to $677,000, from $389,000 for the six-months ended June 30, 2022. The increase is due to inflationary expense fluctuations during the six-months ended June 30, 2023 along with all the recognition of offering costs associated with SurancePlus.

General and administrative expenses for the six months ended June 30, 2023 increased to $1.1 million, from $728,000 for the quarter ended June 30, 2022. The increase is due to expense fluctuations along with all the offering costs associated with SurancePlus being recognized during the six-month period ending June 30, 2023.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio for the quarter ended June 30, 2023 and 2022 was 0%. This is due to no loss and loss adjustment expenses incurred in the quarters and six-month period ended June 30, 2023 and 2022.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business.

The acquisition cost ratio remained consistent at 10.9% and 10.8% for the six-month period ended June 30, 2023 and 2022, respectively.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and general and administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio increased from 191.1% for the six-month period ended June 30, 2023 to 601.6% for the six-month period ended June 30, 2023. The increase is due to higher general administrative expenses incurred during the six-month period ended June 30, 2023, when compared with the prior period

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. The combined ratio increased from 191.1% for the six-month period ended June 30, 2022 to 601.6% for the six-month period ended June 30, 2023. The increase is due to higher general administrative expenses incurred during the six-month period ended June 30, 2023, when compared with the prior period

FINANCIAL CONDITION –JUNE 30, 2023 COMPARED TO DECEMBER 31, 2022

Restricted Cash and Cash Equivalents. As of June 30, 2023, our restricted cash and cash equivalents decreased by $2.35 million, or 86%, to $0.37 million, from $2.72 million as of December 31, 2022. The decrease is the result of funds being released from Avatar and Olympus during the six months ended June 30, 2023.

Investments. As of June 30, 2023, our total investments increased by $81,000 or 13% to $723,000, from $642,000 as of December 31, 2022. The increase is primarily a result of the increase in value of the equity securities during the six-month period ended June 30, 2023.

Other investments. As of June 30, 2023, our other investments increased $505,000 to $11.93 million from $11.42 million at December 31, 2022. The increase is due to fair value changes of our investment in Oxbridge Acquisition Corp., a special purpose acquisition company in which the Company has an equity investment measured at fair value.

Notes Payable to Noteholders. As of June 30, 2023, our notes payable decreased by $46,000 to $118,000 from $216,000 at December 31, 2022, The decrease is due to a return made to noteholders on the Lighthouse and Avatar Contracts. These notes relate to Series 2020-1 participating notes by our reinsurance sidecar subsidiary, Oxbridge Re NS during the quarter ending June 30, 2020.

Other liabilities – Delta Cat Re Tokenholders. As of June 30, 2023, amounts due to Delta Cat Re tokenholders increased by $1.06 million from $0 at December 31, 2022. The increase is due to the proceeds from third-party investors purchasing the Delta Cat Re tokens (net of management fees), plus one month underwriting-relating income that is attributable to third-party tokenholders.

LIQUIDITY AND CAPITAL RESOURCES

General

We are organized as a holding company and provide administrative and management services to our subsidiaries, as well as to Oxbridge Acquisition Corp., a special purpose acquisition company Our operations are conducted through our reinsurance subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS and our web3 focused subsidiary SurancePlus, Inc which underwrites risks associated with our property and casualty reinsurance programs. We have minimal continuing cash needs at the holding company level, with such needs principally being related to the payment of administrative expenses and shareholder dividends. There are restrictions on Oxbridge Reinsurance Limited’s and Oxbridge Re NS’ ability to pay dividends which are described in more detail below.

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

As of June 30, 2023, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no plans to issue debt, and we expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, its subsidiaries Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for each subsidiary is $500. As of June 30, 2023, each subsidiary exceeded the minimum required. By law, each subsidiary is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing and financing activities for the six-month periods ended June 30, 2023 and 2022 are summarized below.

Cash Flows for the Six months ended June 30, 2023 (in thousands)

Net cash used in operating activities for the six months ended June 30, 2023 totaled $1,614, which consisted primarily of cash received net written premiums less cash disbursed for operating expenses. Net cash used in investing activities of $5. Net cash provided by financing activities was $1,180 which consisted primarily of net proceeds from Delta Cat Re Tokens offset by the payment made to noteholders.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2023, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Exposure to Catastrophes

As with other reinsurers, our operating results and financial condition could be adversely affected by volatile and unpredictable natural and man-made disasters, such as hurricanes, windstorms, earthquakes, floods, fires, riots and explosions. Although we attempt to limit our exposure to levels, we believe are acceptable, it is possible that an actual catastrophic event or multiple catastrophic events could have a material adverse effect on our financial condition, results of operations and cash flows. As described under “CRITICAL ACCOUNTING POLICIES—Reserves for Losses and Loss Adjustment Expenses” below, under accounting principles generally accepted in the United States of America (‘‘GAAP’’), we are not permitted to establish loss reserves with respect to losses that may be incurred under reinsurance contracts until the occurrence of an event which may give rise to a claim. As a result, only loss reserves applicable to losses incurred up to the reporting date may be established, with no provision for a contingency reserve to account for expected future losses.

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

Level 3 Inputs that are unobservable.

Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. For fixed maturity securities, inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics, broker quotes for similar securities and other factors. The fair value of investments in stocks and exchange-traded funds is based on the last traded price. The fair value of our indirect investment in Oxbridge Acquisition Corp. is based on the fair value calculation made by an independent valuation expert utilizing observable and unobservable inputs. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Company’s investment custodians and management. The investment custodians and management consider observable data to be market data, which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant markets. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument, as well as the marketability of the instrument and the risk of forfeiture of such instrument.

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

As at June 30, 2023 we had no reserves for loss and loss adjustment expenses due to no significant events occurring during the year and no reported claims on contract in force. See Note 7 to the consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit No.	Document

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: August 14, 2023	By:	/s/ JAY MADHU
Jay Madhu Chief Executive Officer and President (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ WRENDON TIMOTHY
Wrendon Timothy Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

