Form 10-Q
period 2023-09-30
OXBRIDGE RE HOLDINGS Ltd
filed 2023-11-14
CIK 1584831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023; 5,870,234 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At September 30, 2023	At December 31, 2022
	(Unaudited)
Assets
Investments:
Equity securities, at fair value (cost: $1,926)	$608	642
Cash and cash equivalents	1,801	1,207
Restricted cash and cash equivalents	1,848	2,721
Accrued interest and dividend receivable	13	-
Premiums receivable	1,465	282
Loan receivable	100	-
Other Investments	5,039	11,423
Due from Related Party	60	45
Deferred policy acquisition costs	161	-
Operating lease right-of-use assets	35	44
Prepayment and other assets	62	114
Prepaid Offering Costs	-	133
Property and equipment, net	5	5
Total assets	$11,197	16,616

Liabilities and Shareholders’ Equity
Unearned Premium	1,463	-
Other Liabilities - Delta Cat Re Token Holders	1,291	-
Notes payable to noteholders	118	216
Losses payable	-	1,073
Operating lease liabilities	35	44
Accounts payable and other liabilities	342	294
Total liabilities	3,249	1,627

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 5,870,234 and 5,769,587 shares issued and outstanding)	6	6
Additional paid-in capital	32,684	32,482
Accumulated Deficit	(24,742)	(17,499)
Total shareholders’ equity	7,948	14,989
Total liabilities and shareholders’ equity	$11,197	16,616

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(expressed in thousands of U.S. Dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue
Assumed premiums	-	-	2,195	705
Premiums ceded	-	-	-	(60)
Change in unearned premiums reserve	549	591	(1,463)	350

Net premiums earned	549	591	732	995
SurancePlus fees income	-	-	300	-
Net investment and other income	74	53	242	128
Net realized investment gain	-	-	-	27
Unrealized loss on other investments	(6,889)	(1,327)	(6,384)	(986)
Change in fair value of equity securities	(115)	(13)	(34)	(355)

Total revenue	(6,381)	(696)	(5,144)	(191)

Expenses
Losses and loss adjustment expenses	-	1,073	-	1,073
Policy acquisition costs and underwriting expenses	60	65	80	110
General and administrative expenses	628	323	1,708	1,050

Total expenses	688	1,461	1,788	2,233

Loss before income attributable to noteholders and tokenholders	(7,069)	(2,157)	(6,932)	(2,424)

Income attributable to noteholders and tokenholders	(231)	-	(311)	(43)

Net loss	(7,300)	(2,157)	(7,243)	(2,467)

Loss per share
Basic and Diluted	(1.24)	(0.37)	(1.23)	(0.43)

Weighted-average shares outstanding
Basic and Diluted	5,870,234	5,781,587	5,866,083	5,771,506

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Nine Months Ended
	September 30,
	2023	2022
Operating activities
Net loss	$(7,243)	(2,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	202	96
Depreciation and amortization	5	3
Net realized investment gains	-	(27)
SurancePlus fee income	(300)	-
Change in fair value of other investments	6,384	986
Change in fair value of equity securities	34	355
Change in operating assets and liabilities:
Accrued interest and dividend receivable	(13)	-
Premiums receivable	(1,183)	(286)
Due from related party	(15)	(3)
Deferred policy acquisition costs	(161)	38
Prepayment and other assets	52	(56)
Prepaid offering costs	133	-
Reserve for losses and loss adjustment expenses	(1,073)	1,073
Other Liablities Delta Cat Re Tokenholders	311	-
Unearned premiums reserve	1,463	(350)
Accounts payable and other liabilities	48	(44)

Net cash used in operating activities	$(1,356)	(682)

Investing activities
Purchase of equity securities	-	(1,002)
Purchase of loan receivable	(100)	-
Proceeds from sale of equity securities	-	626
Purchase of property and equipment	(5)	-

Net cash used in investing activities	$(105)	(376)

Financing activities
Partial redemption of notes payable to noteholders	(98)	-
Gross proceeds from the issuance of Delta Cat Re tokens	1,280	-
Net cash provided by financing activities	$1,182	-

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Nine Months Ended
	September 30,
	2023	2022

Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the period	(279)	(1,058)
Balance at beginning of period	3,928	5,418

Balance at end of period	$3,649	4,360

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three and Nine Months Ended September 30, 2023 and 2022

(expressed in thousands of U.S. Dollars, except share amounts)

	Ordinary Share Capital		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2021	5,749,587	6	32,355	(15,710)	16,651
Net loss for the period	-	-	-	(387)	(387)
Stock-based compensation	-	-	32	-	32
Issuance of restricted stock	32,000	-	-	-	-
Balance at March 31, 2022	5,781,587	6	32,387	(16,097)	16,296
Net income for the period	-	-	-	77	77
Stock-based compensation	-	-	32	-	32
Balance at June 30, 2022	5,781,587	6	32,419	(16,020)	16,405
Net loss for the period	-	-	-	(2,157)	(2,157)
Stock-based compensation	-	-	32	-	32
Balance at September 30, 2022	5,781,587	6	32,451	(18,177)	14,280

Balance at December 31, 2022	5,769,587	6	32,482	(17,499)	14,989
Net income for the period	-	-	-	142	142
Stock-based compensation	-	-	54	-	54
Issuance of restricted stock	96,647	-	-	-	-
Balance at March 31, 2023	5,866,234	6	32,536	(17,357)	15,185
Net loss for the period	-	-	-	(85)	(85)
Stock-based compensation	-	-	55	-	55
Issuance of restricted stock	4,000	-	-	-	-
Balance at June 30, 2023	5,870,234	6	32,591	(17,442)	15,155
Net loss for the period	-	-	-	(7,300)	(7,300)
Stock-based compensation	-	-	93	-	93
Balance at September 30, 2023	5,870,234	6	32,684	(24,742)	7,948

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2023

1. ORGANIZATION AND BASIS OF PRESENTATION

(a) Organization

Oxbridge Re Holdings Limited (the “Company”) was incorporated as an exempted company on April 4, 2013 under the laws of the Cayman Islands. The Company owns 100% of the equity interest in Oxbridge Reinsurance Limited, an exempted entity incorporated on April 23, 2013 under the laws of the Cayman Islands and for which a Class “C” Insurer’s license was granted on April 29, 2013 under the provisions of the Cayman Islands Insurance Law. The Company also owns 100% of the equity interest in Oxbridge Re NS, an entity incorporated as an exempted company on December 22, 2017 under the laws of the Cayman Islands to function as a reinsurance sidecar facility and to increase the underwriting capacity of Oxbridge Reinsurance Limited. The Company also owns 100% of the equity interest in SurancePlus, an entity incorporated as a business company on December 19, 2022 under the laws of the British Virgin Islands to issue digital securities. The Company and its subsidiaries (collectively “Oxbridge Re”) provide the following: SurancePlus; is a Web3-focused subsidiary that currently leverages blockchain technology to democratize access to high-return reinsurance contracts via digital securities. Oxbridge Reinsurance Limited; is a licensed reinsurance subsidiary that provides reinsurance business solutions primarily to property and casualty insurers in the Gulf Coast region of the United States; Oxbridge Re NS; a licensed reinsurance SPV/side car that provides third-party investors with access to reinsurance contracts with returns uncorrelated to the financial markets. The Company operates as a single business segment through its wholly-owned subsidiaries. The Company’s headquarters and principal executive offices are located at Suite 201, 42 Edward Street, George Town, Grand Cayman, Cayman Islands, and have their registered offices at P.O. Box 309, Ugland House, Grand Cayman, Cayman Islands.

The Company’s ordinary shares and warrants are listed on The NASDAQ Capital Market under the symbols “OXBR” and “OXBRW,” respectively.

(b) Basis of Presentation and Consolidation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2023 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2023. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Form 10-K, which was filed with the SEC on March 30, 2023.

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the reserve for losses and loss adjustment expenses (if any), which may include amounts estimated for claims incurred but not yet reported. The Company uses various assumptions and actuarial data it believes to be reasonable under the circumstances to make these estimates. In addition, accounting policies specific to valuation of investments involve significant judgments and estimates material to the Company’s consolidated financial statements. Although considerable variability is likely to be inherent in these estimates, management believes that the amounts provided are reasonable. These estimates are continually reviewed and adjusted if necessary. Such adjustments are reflected in current operations.

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

September 30, 2023

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

Investments: The Company from time to time invests in fixed-maturity debt securities and equity securities, and for which its fixed-maturity debt securities are classified as available-for-sale. The Company’s available for sale debt investments are carried at fair value with changes in fair value included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. For the Company’s investment in equity securities, and for the Company’s investment in Jet.AI classified as “other investments”, the changes in fair value are recorded within the consolidated statements of operations. At September 30, 2023 and December 31, 2022 the company did not own any fixed maturity debt securities.

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

September 30, 2023

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

Offering Expenses: During the three months ended September 30, 2023 the Company recognized offering costs totaling $133,000 on the consolidated statements of operations which was related to an equity distribution agreement with Maxim Group LLC (“Maxim”) for the sale of the ordinary shares. During the three and nine-month period ended September 30, 2023, the Company recognized in the consolidated statements of operations $236,000 of offering expenses in relation to the offering of Delta Cat Re digital securities issuable by the Company’s new subsidiary, SurancePlus Inc. (See Note 6).

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

September 30, 2023

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

Ceded premiums are written during the period in which the risk incept and are expensed over the contract period in proportion to the period of protection. Unearned premiums ceded consist of the unexpired portion of the reinsurance obtained. There were no unearned premiums ceded at September 30, 2023 or December 2022.

SurancePlus Fee Income: SurancePlus incentive, technology, origination and management (“ITOM”) fee income represents fee income related to the completion of the DeltaCat tokenized reinsurance securities as well as placement of the underlying insurance policies. The Company recognizes the associated revenue at the time of the placement of the underlying insurance policies as the performance obligation is satisfied at that time.

Uncertain Income Tax Positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at September 30, 2023 or December 31, 2022.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2023

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accounting Updates:

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the effect of recently issued standards that are not yet effective will not have a material effect on its consolidated financial position or results of operations upon adoption.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2023

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At	At
	September 30, 2023	December 31, 2022
	(in thousands)

Cash on deposit	$1,801	$1,207
Restricted cash held in trust	1,848	2,721
Total	$3,649	$3,928

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

4. INVESTMENTS

The Company from time to time invests in fixed-maturity debt securities and equity securities, with its fixed-maturity debt securities classified as available-for-sale. At September 30, 2023 and December 31, 2022, the Company did not hold any available-for-sale securities.

Proceeds received, and the gross realized gains and losses from sale of equity securities, for the periods ended September 30, 2023 and 2022, are as follows:

	Gross	Gross	Gross
	proceeds	Realized	Realized
	from sales	Gains	Losses
($ in thousands)

Three Months Ended September 30, 2023
Equity securities	$-	$-	$-

Nine Months Ended September 30, 2023
Equity securities	$-	$-	$-

Three Months Ended September 30, 2022
Equity securities	$-	$-	$-

Nine Months Ended September 30, 2022
Equity securities	$626	$27	$-

Other Investments

In connection with Oxbridge Acquisition Corp. (“OXAC”) initial public offering (“IPO”) in August 2021, the Company’s affiliate OAC Sponsor Ltd. (“Sponsor”) purchased an aggregate 4,897,500 private placement warrants from OXAC (“Private Placement Warrants”) at a price of $1.00 per warrant. Each Private Placement Warrant was exercisable for one of OXAC’s Class A ordinary share at a price of $ 11.50 per share, and as such met the definition of a derivative as outlined within ASC 815, Derivatives and Hedging. The Sponsor also purchased an aggregate of 2,875,000 of OXAC’s Class B ordinary shares (the “Class B shares”) par value $0.0001 per share for $25,000. The Class B shares and Private Placement Warrants were issued to and held by Sponsor. The Class B shares of OXAC held by Sponsor automatically convert into shares of OXAC’s Class A ordinary shares on a one-for- one basis at the time of OXAC’s initial business combination and were subject to certain transfer restrictions.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2023

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

In connection with the Extension Amendment Proposal, the Sponsor agreed to contribute to OXAC a loan of $575,000 (the “Extension Loan” or “Promissory Note”), to be deposited into OXAC Trust Account to extend the Termination Date from November 16, 2022 to August 16, 2023. On November 14, 2022, the Company subscribed for additional ordinary shares in the Sponsor for an amount of $285,000, representing the Company’s pro-rata portion of the Extension Loan. As such, the Company’s Sponsor Equity Interest remained at approximately 49.6% and 63.1% of the ordinary shares and preferred shares, respectively, of the Sponsor.

On August 7, 2023, OXAC held an extraordinary general meeting at which the business combination with Jet Token, Inc. was approved by OXAC shareholders. In conjunction with the business combination, OXAC was redomesticated as a Delaware entity, and changed its name to Jet.AI Inc (“Jet.AI”). The business combination was closed on August 10, 2023, and on August 11, 2023, OXAC common stock and warrants began trading on the Nasdaq under the new ticker symbols JTAI and JTAIW.

The Company’s beneficial interests in Jet.AI’s ordinary shares, public warrants and extension loan are recorded at fair value and are classified in “Other Investments” on the consolidated balance sheets. The fair value calculation of the Company’s beneficial interest in JetAI’s ordinary shares and public warrants is dependent on the observable trading prices of JetAI’s Class A shares and public warrants. The fair value of of the Company’s beneficial interest in the Extension Loan is estimated to be the pro-rata original principal amount of the Extension Loan due to the short-term nature.

The Sponsor holds 2,875,000 ordinary shares, 575 Series A-1 preferred shares with par value of $1,000 each, along with the 4,897,500 warrants. One of the Company’s executive officers is an independent member of Jet.AI’s board.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2023

4. INVESTMENTS (continued)

As a result of the re-measurement of our investment in Jet.AI we recognized for the three and nine months ended September 30, 2023, an unrealized loss on other investments of $6,889,000 and $6,384,000, respectively within our consolidated statements of operations.

Other investments as of September 30, 2023 consist of the following (in thousands):

September 30, 2023

Jet.AI Series A-1 Preferred Shares	$285
Jet.AI Common Stock & Public Warrants	4,754
Total	$5,039

Nine Months ended September 30, 2023

Beginning of period	$11,423
Unrealized loss on investment in affiliate	(6,384)
End of period	$5,039

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2023 and December 31, 2022:

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2023

4. INVESTMENTS (continued)

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2023	($ in thousands)
Financial Assets:
Cash and cash equivalents	$1,801	$-	$-	$1,801

Restricted cash and cash equivalents	$1,848	$-	$-	$1,848

Other investments	$-	$-	$5,039	$5,039

Equity securities	$608	$-	$-	$608

Total	$4,257	$-	$5,039	$9,296

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2022	($ in thousands)
Financial Assets:
Cash and cash equivalents	$1,207	$-	$-	$1,207

Restricted cash and cash equivalents	$2,721	$-	$-	$2,721

Other investments	$-	$-	$11,423	$11,423

Equity securities	$642	$-	$-	$642

Total	$4,570	$-	$11,423	$15,993

Assets Measured at Estimated Fair Value on a Recurring Basis (continued)

There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2023 and 2022.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the other investments classified as Level 3:

Other
Investments
(in thousands)
Fair value of Level 3 other investment at January 1, 2023	$11,423
Change in valuation inputs or other assumptions	(6,384)
Fair value of Level 3 other investment at September 30, 2023	$5,039

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2023

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

6. VARIABLE INTEREST ENTITIES

Oxbridge Re NS. On December 22, 2017, the Company established Oxbridge Re NS, a Cayman domiciled and licensed special purpose insurer, formed to provide additional collateralized capacity to support Oxbridge Reinsurance Limited’s reinsurance business. In respect of the debt issued by Oxbridge Re NS to investors, Oxbridge Re NS has entered into a retrocession agreement with Oxbridge Reinsurance Limited effective September 1, 2020. Under this agreement, Oxbridge Re NS receives a quota share of Oxbridge Reinsurance Limited’s catastrophe business. Oxbridge Re NS is a non-rated insurer and the risks have been fully collateralized by way of funds held in trust for the benefit of Oxbridge Reinsurance Limited. Oxbridge Re NS is able to provide investors with access to natural catastrophe risk backed by the distribution, underwriting, analysis and research expertise of Oxbridge Re.

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

September 30, 2023

6. VARIABLE INTEREST ENTITIES (continued)

In addition, holders of such notes are generally entitled to interest payments, payable annually, as determined by the applicable governing documents of each series of notes.

The Company receives an origination and structuring fee in connection with the formation, operation and management of Oxbridge Re NS.

Notes Payable to Series 2020-1 noteholders

Oxbridge Re NS entered into a retrocession agreement with Oxbridge Reinsurance Ltd on June 1, 2020 and issued $216,000 of participating notes which provides quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. The participating notes have been assigned Series 2020-1 and matured on June 1, 2023. Participating notes totaling $98,000 were redeemed during the nine-month period ended September 30, 2023 resulting in a balance due of $118,000 at September 30, 2023. None of the participating notes were redeemed during the nine-month period ending September 30, 2022.

The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the nine-month periods ended September 30, 2023 and 2022 was $0 and $43,000, respectively, and are included within accounts payable and other liabilities as at September 30, 2023 and 2022, respectively.

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

The proceeds from the offer and sale of the Securities will be used by SurancePlus to purchase one or more participating notes of Oxbridge Re NS, and the proceeds from the sale of participating notes will be invested in collateralized reinsurance contracts to be underwritten by Oxbridge Re NS. The holders of the digital Securities will generally be entitled to proceeds from the payment of participating notes in the amount of a preferred return of 20% plus an additional 80% of any proceeds in excess of the amount necessary to pay the preferred return. Assuming no casualty losses to properties reinsured by Oxbridge Re’s reinsurance subsidiaries, DeltaCat Re token investors are expected to receive an annual return on the original purchase price of 42%.

On June 27, 2023, SurancePlus Inc. completed its private placement (the “Private Placement”) of Series DeltaCat Re Preferred Shares represented by DeltaCat Re Tokens (the “Securities”). On Juner 27, 2023, SurancePlus entered into subscription agreements with accredited investors and non-U.S. persons in the Private Placement with respect to 229,766 of the Securities at a purchase price of $10.00 per token for aggregate gross proceeds of $2,297,660. SurancePlus also previously entered into subscription agreements for and sold 15,010 of the Securities between April 5, 2023 and May 18, 2023 for gross proceeds of $150,100, also at a purchase price of $10.00 per token. The aggregate amount raised in the Private Placement was $2,447,760 for the issuance of 244,776 Securities of which approximately $1,280,000 was received from third-party investors and approximately $1,167,000 from Oxbridge Re Holdings Limited. Approximately $300,000 and $273,000 of ITOM fees were deducted from the gross proceeds from the third-party investors and Oxbridge Re Holdings Limited, respectively, The tokens were issued on the Avalanche blockchain. Ownership of DeltaCat Re tokenized reinsurance securities indirectly confers fractionalized interests in reinsurance contracts underwritten by Oxbridge Re’s reinsurance subsidiary, Oxbridge Re NS, for the 2023-2024 treaty year.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2023

6. VARIABLE INTEREST ENTITIES (continued)

SurancePlus Inc. (cont’d)

On June 28, 2023, Oxbridge issued a press release announcing the completion of the Private Placement

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

The selected unconsolidated historical financial information and other data presented below is derived from SurancePlus’ standalone unaudited financial statements for the three and nine months ended September 30, 2023 and the balance sheet data as of September 30, 2023.

	For Three Months Ended	For Nine Months Ended
Statement of Operations Data:	September 30, 2023	September 30, 2023
	(Unaudited)	(Unaudited)

Surance Plus fee income	-	574
Underwriting related income	489	651
Total revenue	489	1,225
Expenses	(10)	(236)
Income attributable to tokenholders	(443)	(592)
Net income	36	397

Balance Sheet Data:	At September 30, 2023
(Unaudited)
(In thousands)
Total assets	3,099
Amounts due to Delta Cat Re Tokenholders*	1,573
Due to Parent	10
Total shareholder’s equity	1,516

*	includes underwriting profit of $282,000 due to Parent.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2023

7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table summarizes the Company’s loss and loss adjustment expenses (“LAE”) and the reserve for loss and LAE reserve movements for the nine-month periods ending September 30, 2023 and 2022:

	At	At
	September 30, 2023	September 30, 2022
	(in thousands)

Balance, beginning of period	$1,073	$-
Incurred related to:
Current period	-	1,073
Prior period	-	-
Total incurred	-	1,073
Paid related to:
Current period	-	-
Prior period	(1,073)	-
Total paid	(1,073)	-
Balance, end of period	$-	$1,073

When losses occur, the reserves for losses and LAE are typically comprised of case reserves (which are based on claims that have been reported) and IBNR reserves (which are based on losses that are believed to have occurred but for which claims have not yet been reported and include a provision for expected future development on existing case reserves). The Company typically suffers limit losses in the event of a Category 3 or above hurricane making landfall in a populated area where the Company has catastrophe risk exposure. For the nine-month periods ended September 30, 2023 and 2023, the Company has recorded its reserves for losses and LAE based on the contractual maximum loss the Company can suffer under the affected contracts.

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

There were no losses incurred during the three and nine-month period ended September 30, 2023

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2023

8. LOSS PER SHARE

A summary of the numerator and denominator of the basic and diluted loss per share is presented below (dollars in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Numerator:
Net loss	$(7,300)	(2,157)	$(7,243)	(2,467)

Denominator:
Weighted average shares - basic	5,870,234	5,781,587	5,866,083	5,771,506
Effect of dilutive securities - Stock options	-	-	-	-
Shares issuable upon conversion of warrants	-	-	-	-
Weighted average shares - diluted	5,870,234	5,781,587	5,866,083	5,771,506
Loss per share - basic	$(1.24)	(0.37)	$(1.23)	(0.43)
Loss per share - diluted	$(1.24)	(0.37)	$(1.23)	(0.43)

For the three-month period ended September 30, 2023 and the nine-month period ended September 30, 2022, options to purchase 846,250 ordinary shares and 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive due to the net loss during these periods.

For the nine -month period ended September 30, 2023 and the three-month period ended September 30, 2022, options to purchase 896,250 ordinary shares and 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive due to the net loss during these periods.

GAAP requires the Company to use the two-class method in computing basic loss per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common shareholders. These participating securities effect the computation of both basic and diluted loss per share during periods of net loss.

9. WARRANTS

There were 8,230,700 warrants outstanding at September 30, 2023 and December 31, 2022. One warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per share on or before March 26, 2024. The Company at its option may cancel the warrants in whole or in part, provided that the closing price per ordinary share has exceeded $9.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period. No warrants were exercised during the three and nine-month periods ended September 30, 2023 and 2022.

10. DIVIDENDS

As of September 30, 2023, none of the Company’s retained earnings were restricted from payment of dividends to the company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in its subsidiaries, a dividend from the subsidiaries would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2023

11. SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “2014 Plan”) and the 2021 Omnibus Incentive Plan (the “2021 Plan”) (hereinafter collectively referred to as “the Plans”). Under each of the Plans, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. During the nine-month period ended September 30, 2023, the Company granted 100,647 restricted stock to directors ,officers and employees under the 2021 Plan. At September 30, 2023, there were 895,353 shares and 11,750 shares available for grant under the 2021 Plan and the 2014 Plan, respectively.

Stock options

Stock options granted and outstanding under the Plan vests quarterly over four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three and nine-month periods ended September 30, 2023 and 2022 is as follows:

		Weighted-
	Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at January 1, 2023	871,250	$4.67	5.6 years	$-
Forfeited	(25,000)	$6.00
Outstanding at March 31, 2023	846,250	$4.63	5.5 years	$-
Exercisable at March 31, 2023	736,875	$4.43	5.2 years	$-
Outstanding at June 30, 2023	846,250	$4.63	5.3 years	$-
Exercisable at June 30, 2023	752,500	$4.46	5.0 years	$-
Outstanding at September 30, 2023	846,250	$4.63	5.0 years	$-
Exercisable at September 30, 2023	768,125	$4.49	4.76 years	$-

Outstanding at January 1, 2022	896,250	$4.71	6.9 years	$-
Outstanding at March 31, 2022	896,250	$4.71	6.6 years
Exercisable at March 31, 2022	601,250	$4.44	5.7 years	$-
Outstanding at June 30, 2022	896,250	$4.71	6.4 years	$-
Exercisable at June 30, 2022	641,250	$4.42	5.6 years	$-
Outstanding at September 30, 2022	896,250	$4.71	6.14 years	$-
Exercisable at September 30, 2022	681,250	$4.41	5.5 years	$-

Compensation expense recognized for the three-month periods ended September 30, 2023 and 2022 totaled $5,000 and $15,000 and for the nine-month periods ended September 30, 2023 and 2022 totaled $15,000 and $44,000, respectively. Compensation expense is included in general and administrative expenses. At September 30, 2023 and 2022, there was approximately $25,000 and $71,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plans. The Company expects to recognize the remaining compensation expense over a weighted-average period of fifteen (15) months.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2023

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

During the nine-month periods ended September 30, 2023 and 2022, the Company granted 100,647 and 32,000 shares of restricted stock, respectfully to directors and employees under the 2021 Plan. Information with respect to the activity of unvested restricted stock awards during the period ended September 30, 2023 is as follows (share amounts not in thousands):

	Weighted-
	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Nonvested at January 1, 2023	23,000	$2.37
Granted	100,647	$2.37
Vested	(32,750)	$2.37
Nonvested at June 30, 2023	90,897	$2.37
Vested	(32,324)	$2.37
Nonvested at September 30, 2023	58,573	$2.37

Compensation expense recognized for the three and nine-months ended September 30, 2023 totaled $88,000 and $187,000 respectively and is included in general and administrative expenses. Compensation expense for the three and nine- month periods ended September 30, 2022 totaled $17,000 and $52,000, respectively. At September 30, 2023, there was approximately $181,000 unrecognized compensation expense related to non-vested restricted stock granted under the Plan, which the Company expects to recognize over a weighted-average period of ten (10) months.

12. NET WORTH FOR REGULATORY PURPOSES

The Company's reinsurance subsidiaries are subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of their respective licenses, Oxbridge Reinsurance Limited and Oxbridge Re NS are required to maintain a minimum and prescribed capital requirement of $500 in accordance with the relevant subsidiary’s approved business plan filed with CIMA.

At September 30, 2023, Oxbridge Reinsurance Limited’s net worth of $1.06 million exceeded the minimum and prescribed capital requirement. For the three and nine-month periods ended September 30, 2023, the Subsidiary’s net loss was approximately $7.65 million and $8.16 million, respectively.

At September 30, 2023, Oxbridge Re NS’ net worth of $186,000 exceeded the minimum and prescribed capital requirement. For the three and nine-month periods ended September 30, 2023, the Subsidiary’s net income was approximately $30,000 and $31,000, respectively.

The Company’s reinsurance subsidiaries are not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the reinsurance subsidiaries’ GAAP capital, surplus and net loss , and its statutory capital, surplus and net loss as of September 30, 2023 or for the period then ended.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2023

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

September 30, 2023

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

The Company has two operating lease obligations namely for the Company’s office facilities located at Suite 201, 42 Edward Street Grand Cayman, Cayman Islands and residential space at Turnberry Villas in Grand Cayman, Cayman Islands. The office lease has a remaining lease term of approximately five (5) months and includes an option to extend the lease. Under the terms of the lease, the Company also has the right to terminate the lease after thirty-six (36) months upon giving appropriate notice in writing to the Lessor. The residential lease has a remaining lease term of approximately three (3) months.

The components of lease expense and other lease information as of and during the nine-month periods ended September 30, 2023 and 2022 are as follows:

	For the Nine-Month Period Ended	For the Nine-Month Period Ended
(in thousands)	September 30, 2023	September 30, 2022
Operating Lease Cost (1)	$76	$72

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$76	$72

(1)	Includes short-term leases

(in thousands)	At September 30, 2023	At December 31, 2022
Operating lease right-of-use assets	$35	$44

Operating lease liabilities	$35	$44

Weighted-average remaining lease term - operating leases	0.37 years	1.17 years

Weighted-average discount rate - operating leases	7.62%	6.50%

Future minimum lease payments under non-cancellable leases as of September 30, 2023 and December 31, 2022, reconciled to our discounted operating lease liability presented on the consolidated balance sheet are as follows:

(in thousands)	At September 30, 2023	At December 31, 2022
Remainder of 2023	26	40
2024	9	6
Thereafter	-	-
Total future minimum lease payments	$35	$46

Less imputed interest	-	(2)
Total operating lease liability	$35	44

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2023

15. RELATED PARTY TRANSACTIONS

Administrative Services Agreement

Commencing on the effective date of the SPAC’s IPO, the Sponsor agreed to pay the Company a total of up to $10,000 per month, for office space, utilities, secretarial and administrative support to the Sponsor and the SPAC. Upon completion of the SPAC’s initial Business Combination on August 10th, the Sponsor ceased paying these monthly fees. For the nine-month period ended September 30, 2023, the Company recorded $80,000 income from the Sponsor under the Administrative Services Agreement, which is included in “net investment and other income” in the consolidated statements of operations.

Participating Notes

During the year ending December 31, 2021, Mr. Jay Madhu, a director and officer of the Company and its subsidiaries, invested a principal amount of $68,000 in Series 2020-1 participating notes. During the nine-month period ended September 30, 2023, Mr. Madhu received a payment of $76,000 representing partial redemption of principal and return on investment.

DeltaCat Re Tokens

During the nine-month period ended September 30, 2023, Mr. Jay Madhu, a director and officer of the Company and its subsidiaries, entered into subscription agreement to purchase a total of 6,200 Series DeltaCat Re tokens at a purchase price of $10.00 per token for aggregate gross proceeds of $62,000. Ownership of DeltaCat Re tokenized reinsurance securities indirectly confers fractionalized interests in reinsurance contracts underwritten by Oxbridge Re NS for the 2023-2024 treaty year.

TypTap Insurance Company (“TypTap”) Contract

During the three-month and nine-month periods ended September 30, 2023 the Company entered into a reinsurance agreement with TypTap, an insurance subsidiary of HCI Group, Inc., which is a related entity through common directorship. At September 30, 2023, included within premium receivable, deferred acquisition costs and unearned premiums on the consolidated balance sheets are amounts equal to $733,000, $80,000 and $732,000 respectively, relating to the reinsurance agreement with TypTap. During the three-month and nine-month periods ended September 30, 2023, included within assumed premiums, change in unearned premium reserve and policy acquisition costs and underwriting expenses on the consolidated statements of income are amounts equal to $NIL, ($274,000) and $30,000 for the three- month period and $1,099,000, ($366,000) and $40,000, for the nine- month period, respectively.

Bridge Loan with Affiliate

On September 11, 2023, the Company, along with seven (7) other investors, entered into a binding term sheet (“Bridge Agreement”) with Jet.AI to provide Jet.AI with an aggregate sum of $500,000 of short-term bridge financing pending its receipt of funds from its other existing financing arrangements. During the month of September 2023, and prior to the Bridge Agreement, Jet.AI had engaged in discussions with numerous third parties to secure short-term bridge funding but was not offered terms it found acceptable.

The Bridge Agreement provides for the issuance of Notes in an aggregate principal amount of $625,000, reflecting a 20% original issue discount. The Notes bear interest at 5% per annum and mature on March 11, 2024. Jet.AI is required to redeem the Notes with 100% of the proceeds of any equity or debt financing at a redemption premium of 110% of the principal amount of the Notes. Jet.AI anticipates redeeming the Notes in full with proceeds expected to be received over the next several months from existing financing arrangements.

An event of default under the Notes includes failing to redeem the Notes as provided above and other typical bankruptcy events of Jet.AI. In an event of default, the outstanding principal amount of the Notes will increase by 120%, and the company may convert its Note into shares of common stock of Jet.AI at the conversion price set forth in the Bridge Agreement with registration rights associated with those shares.

The Company invested the sum of $100,000 in the Notes and is recorded as “Loan Receivable” on the consolidated balance sheet.

16. SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements.

There were no other events subsequent to September 30, 2023, for which disclosure was required.

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

GENERAL

The following is a discussion and analysis of our results of operations for the three and nine-month periods ended September 30, 2023 and 2022 and our financial condition as of September 30, 2023 and December 31, 2022. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, unless the context dictates otherwise.

Overview and Trends

We are primarily a Cayman Islands provider of tokenized Real World Assets (“RWA”) as Tokenized Reinsurance Securities and reinsurance business solutions to property and casualty insurers in the Gulf Coast region. Our Tokenized Reinsurance Securities are provided through our RWA Web3 focused subsidiary, SurancePlus Inc., and our reinsurance business solutions are provided through our reinsurance subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS. Oxbridge Re NS functions as a reinsurance sidecar which increases the underwriting capacity of Oxbridge Reinsurance Limited. Oxbridge Re NS issues participating notes to third party investors, the proceeds of which are utilized to collateralize Oxbridge Reinsurance Limited’s reinsurance obligations. We focus on underwriting fully collateralized reinsurance contracts primarily for property and casualty insurance companies in the Gulf Coast region of the United States, with an emphasis on Florida. We specialize in underwriting medium frequency, high severity risks, where we believe sufficient data exists to analyze effectively the risk/return profile of reinsurance contracts.

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

Our level of profitability is primarily determined by how adequately our premiums assumed and investment income cover our costs and expenses, which consist primarily of acquisition costs and other underwriting expenses, claim payments and general and administrative expenses. One factor leading to variation in our operational results is the timing and magnitude of any follow-on offerings we undertake (if any), as we are able to deploy new capital to collateralize new reinsurance treaties and consequently, earn additional premium revenue. In addition, our results of operations may be seasonal in that hurricanes and other tropical storms typically occur during the period from September 1 through November 30. Further, our results of operations may be subject to significant variations due to factors affecting the property and casualty insurance industry in general, which include competition, legislation, regulation, general economic conditions, judicial trends, and fluctuations in interest rates and other changes in the investment environment.

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

The initial public offering of Oxbridge Acquisition was sponsored by OAC Sponsor Ltd. (“Sponsor”). In connection with Oxbridge Acquisition’s initial public offering, Sponsor purchased from Oxbridge Acquisition, simultaneous with the closing of the initial public offering, an aggregate of 4,897,500 warrants at a price of $1.00 per warrant ($4,897,500 in the aggregate) in a private placement (the “Private Placement Warrants”). Each Private Placement Warrant was exercisable to purchase one Class A ordinary share of Oxbridge Acquisition at $11.50 per share. In addition, Sponsor held 2,875,000 shares of the Class B ordinary shares of Oxbridge Acquisition, representing 20% of the outstanding shares of Oxbridge Acquisition (the “Class B Shares”).

In connection with the organization of Sponsor, OXRE placed approximately 34.7% of the risk capital and owns approximately 49.6% and 63.1% of the ordinary shares and preferred shares, respectively, of the Sponsor (the “Sponsor Equity Interest”). The preferred shares of Sponsor were nonvoting shares and generally entitle the holders thereof to receive the net proceeds, if any, received by Sponsor from the sale, exchange, or disposition of the Private Placement Warrants or the shares issuable upon the exercise thereof, and the ordinary shares of Sponsor (which are voting shares in Sponsor) will generally be equivalent to the value of the Class B Shares of Oxbridge Acquisition held by Sponsor.

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

In connection with the Extension Amendment Proposal, the Sponsor agreed to contribute to Oxbridge Acquisition a loan of $575,000 (the “Extension Loan”), to be deposited into Oxbridge Acquisition’s Trust Account to extend the Termination Date from November 16, 2022 to August 16, 2023. On November 14, 2022, the Company subscribed for additional ordinary shares in the Sponsor for an amount of $285,000, representing the Company’s pro-rata portion of the Extension Loan. As such, the Company’s Sponsor Equity Interest remained at approximately 49.6% and 63.1% of the ordinary shares and preferred shares, respectively, of the Sponsor.

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

The Company’s wholly-owned licensed reinsurance subsidiary, Oxbridge Reinsurance Limited (“Oxbridge Reinsurance”), was the lead investor in Oxbridge Acquisition’s sponsor and held the equivalent of 1,426,180 ordinary shares and 3,094,999 public warrants.

Bridge Loan with Affiliate

On September 11, 2023, the Company, along with seven (7) other investors, entered into a binding term sheet (“Bridge Agreement”) with Jet.AI to provide Jet.AI with an aggregate sum of $500,000 of short-term bridge financing pending its receipt of funds from its other existing financing arrangements. During the month of September 2023, and prior to the Bridge Agreement, Jet.AI had engaged in discussions with numerous third parties to secure short-term bridge funding but was not offered terms it found acceptable.

The Bridge Agreement provides for the issuance of Notes in an aggregate principal amount of $625,000, reflecting a 20% original issue discount. The Notes bear interest at 5% per annum and mature on March 11, 2024. Jet.AI is required to redeem the Notes with 100% of the proceeds of any equity or debt financing at a redemption premium of 110% of the principal amount of the Notes. Jet.AI anticipates redeeming the Notes in full with proceeds expected to be received over the next several months from existing financing arrangements.

An event of default under the Notes includes failing to redeem the Notes as provided above and other typical bankruptcy events of Jet.AI. In an event of default, the outstanding principal amount of the Notes will increase by 120%, and the company may convert its Note into shares of common stock of Jet.AI at the conversion price set forth in the Bridge Agreement with registration rights associated with those shares.

The Company invested the sum of $100,000 in the Notes and is recorded as “Loan Receivable” on the consolidated balance sheet.

PRINCIPAL REVENUE AND EXPENSE ITEMS

Revenues

We derive our most significant revenues from three principal sources:

●	premiums assumed from reinsurance on property and casualty business;
●	income from investments and unrealized gain (loss) on other investments;
●	income under our Administrative Services Agreement
●	income from SurancePlus ITOM fees.

Premiums Assumed

Premiums assumed include all premiums received by a reinsurance company during a specified accounting period, even if the policy provides coverage beyond the end of the period. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in the unearned premiums reserve and are realized as revenue in subsequent periods over the remaining term of the policy. Our policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2023, typically one-half of the premiums will be earned in 2023 and the other half will be earned during 2024. However, in the event of limit losses on our policies, premium recognition will be accelerated to match losses incurred in the period, when there is no possibility of any future treaty-year losses under the contracts.

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

Administrative Services Agreement

Commencing on the effective date of the SPAC’s IPO, the Sponsor agreed to pay the Company a total of up to $10,000 per month for office space, utilities, secretarial and administrative support to the Sponsor and the SPAC. Upon completion of the SPAC’s initial Business Combination on August 10th, the Sponsor ceased paying these monthly fees. For the nine months ended September 30, 2023, the Company recognized $80,000 in connection with this agreement. In addition, for the nine-month periods ended September 30, 2023 and 2022, the Company recorded other income of $80,000 and $90,000, from the Sponsor under the Administrative Services Agreement, which is included in “net investment and other income” in the consolidated statements of operations.

Incentive, Technology, Origination and Management Fee Income

During the nine-month period ending September 30, 2023, the Company’s subsidiary, SurancePlus Inc., entered into subscriptions agreements for the sale of its Series DeltaCat Re tokens, representing fractionalized interest in reinsurance contracts underwritten by Oxbridge Re NS. The tokens were issued on the Avalanche blockchain.

SurancePlus receives an incentive, technology, origination and management (ITOM) fee to cover costs associated with origination, structuring and the blockchain technology related to the tokens. These fees are included in SurancePlus fee income line item in the consolidated statement of operations.

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

RESULTS OF OPERATIONS

The following is our consolidated statement of operations and performance ratios for the three and nine-month periods ended September 30, 2023 and 2022 (dollars in thousands, except per share amounts):

	Three Months Ended September, 30		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenue
Assumed premiums	$-	-	2,195	705
Premiums ceded	-	-	-	(60)
Change in unearned premiums reserve	549	591	(1,463)	350

Net premiums earned	549	591	732	995
SurancePlus fee income	-	-	300	-
Net investment and other income	74	53	242	128
Net realized investment gain	-	-	-	27
Unrealized loss on other investments	(6,889)	(1,327)	(6,384)	(986)
Change in fair value of equity securities	(115)	(13)	(34)	(355)

Total revenue	(6,381)	(696)	(5,144)	(191)

Expenses
Losses and loss adjustment expenses	-	1,073	-	1,073
Policy acquisition costs and underwriting expenses	60	65	80	110
General and administrative expenses	628	323	1,708	1,050

Total expenses	688	1,461	1,788	2,233

Loss before income attributable to noteholders and tokenholders	(7,069)	(2,157)	(6,932)	(2,424)
Income attributable to noteholders and tokenholders	(231)	-	(311)	(43)

Net loss	$(7,300)	(2,157)	(7,243)	(2,467)

Loss per share
Basic and Diluted	$(1.24)	(0.37)	(1.23)	(0.43)

Weighted-average shares outstanding
Basic and Diluted	5,870,234	5,781,587	5,866,083	5,771,506

Performance ratios to net premiums earned:

Loss ratio	0.0%	181.6%	0.0%	107.8%
Acquisition cost ratio	10.9%	11.0%	10.9%	11.1%
Expense ratio	125.3%	65.7%	244.3%	116.6%
Combined ratio	125.3%	247.2%	244.34%	224.4%

General. Net loss for the quarter ended September 30, 2023 was $7.3 million, or ($1.24) basic and diluted earnings per share compared to a net loss of $2.16 million, or ($0.37) basic and diluted earnings per share, for the quarter ended September 30, 2022. The increase in net loss is due to unrealized loss on other investments during the quarter ended September 30, 2023.

Net loss for the nine months ended September 30, 2023 was $7.24 million or ($1.23) per basic or diluted loss per share compared to a net loss of $2.47 million, or ($0.43) per basic and diluted loss per share, for the nine months ended September 2022. The increase in net loss was the result of unrealized loss on other investments and equity securities, more than offsetting the underwriting income and SurancePlus fee income during the nine months ended September 30, 2023 when compared with the prior period.

Premium Income. Net premiums earned typically reflects the pro rata inclusion into income of premiums assumed over the life of the reinsurance contracts.

Net premiums earned for the quarter ended September 30, 2023 decreased to $549,000 from $591,000 for the quarter ended September 30, 2022.

Net premiums earned for the nine months ended September 30, 2023 decreased to $732,000 from $995,000 for the nine months ended September 30, 2022. The decrease is due to the acceleration of premium recognition on one of the Company’s reinsurance contract due to a limit loss suffered during the prior year.

Losses Incurred. Losses incurred for the quarter ended September 30, 2023 decreased to $nil to from $1,073,000 for the quarter ended September 30, 2022. The decrease during the quarter is wholly due to the triggering of a limit loss on two of the Company’s reinsurance contracts, due to the impact of Hurricane Ian on our book of business in September 2022.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs and underwriting expenses for the quarter ended September 30, 2023 decreased to $60,000 from $65,000 for the quarter ended September 30, 2022.

Policy acquisition costs and underwriting expenses for the nine months ended September 30, 2023 decreased to $80,000 from $110,000 for the nine months ended September 30, 2022. The decrease is due to the acceleration of premium recognition due to limit loss suffered in prior period as disclosed above, and the corresponding acceleration of deferred acquisition costs in the prior year.

General and Administrative Expenses. General and administrative expenses for the quarter ended September 30, 2023 increased $305 thousand to $628,000, from $323,000 for the quarter ended September 30, 2022. The increase is due to inflationary expense fluctuations during the quarter along with all the offering costs associated with the Maxim equity distribution agreement being recognized in the quarter.

General and administrative expenses for the nine months ended September 30, 2023 increased to $1,708,000, from $1,050,000 for the quarter ended September 30, 2022. The increase is due to expense fluctuations along with all the offering costs associated with Maxim equity distribution agreement being recognized during the nine-month period ending September 30, 2023.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio decreased from 181.6% for the quarter end September 30, 2022 to 0% for the quarter ended September 30, 2023. The decrease during the quarter ended September 30, 2023, is wholly due to the limit losses suffered on one of our reinsurance contracts as a result of Hurricane Ian in September 2022.

The loss ratio decreased from 107.8% for the nine-month period ended September 30, 2022 to 0% for the nine-month period ended September 30, 2023. The decrease during the quarter ended September 30, 2023, is wholly due to the limit losses suffered on one of our reinsurance contracts as a result of Hurricane Ian in September 2022.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business.

The acquisition cost ratio decreased marginally to 10.9% for the nine-month period ended September 30, 2023.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and general and administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio increased from 116.6% for the nine-month period ended September 30, 2022 to 244.3% for the nine-month period ended September 30, 2023. The increase is due to higher general administrative expenses incurred during the nine-month period ended September 30, 2023, when compared with the prior period

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. The combined ratio increased from 224% for the nine-month period ended September 30, 2022 to 244.3% for the nine-month period ended September 30, 2023. The increase is due to higher general administrative expenses incurred during the nine-month period ended September 30, 2023, when compared with the prior period

FINANCIAL CONDITION –SEPTEMBER 30, 2023 COMPARED TO DECEMBER 31, 2022

Restricted Cash and Cash Equivalents. As of September 30, 2023, our restricted cash and cash equivalents decreased by $0.87 million, or 32%, to $1.85 million, from $2.72 million as of December 31, 2022. The decrease is the result of funds being released from the underlying trusts for treaty year ending May 31, 2023 more than offsetting new collateral deposits for treaty year ending May 31, 2024.

Investments. As of September 30, 2023, our total investments decreased by $34 thousand or 5% to $608 thousand, from $642 thousand as of December 31, 2022. The decrease is primarily a result of the decrease in value of the equity securities during the nine-month period ended September 30, 2023.

Other investments. As of September 30, 2023, our other investments decreased $6.38 million to $5.04 million from $11.42 million at December 31, 2022. The increase is due to fair value changes of our investment in Jet.AI in which the Company has an equity investment measured at fair value.

Notes Payable to Noteholders. As of September 30, 2023, our notes payable decreased by $98,000 to $118,000 from $216,000 at December 31, 2022, The decrease is due to a return made to noteholders on the underlying contracts for previous treaty periods.

LIQUIDITY AND CAPITAL RESOURCES

General

We are organized as a holding company and provide administrative and management services to our subsidiaries, as well as to Oxbridge Acquisition Corp., a special purpose acquisition company, up to the time of its business combination with Jet.AI Inc. in August 2023. Our operations are conducted through our reinsurance subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS and our web3 focused subsidiary SurancePlus Inc., which underwrites risks associated with our property and casualty reinsurance programs. We have minimal continuing cash needs at the holding company level, with such needs principally being related to the payment of administrative expenses and shareholder dividends. There are restrictions on Oxbridge Reinsurance Limited’s and Oxbridge Re NS’ ability to pay dividends which are described in more detail below.

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts (net of brokerage fees and federal excise taxes, where applicable) and investment income, including interest, dividends and realized gains. We use cash to pay losses and loss adjustment expenses, other underwriting expenses, dividends, and general and administrative expenses. Substantially all of our surplus funds, net of funds required for cash liquidity purposes, are invested in accordance with our business plan and investment guidelines. Our investment portfolio, except for our investments in JetAI, is primarily comprised of cash and highly liquid securities, which can be liquidated, if necessary, to meet current liabilities. We believe that we have sufficient flexibility to liquidate any securities that we own to generate liquidity.

As of September 30, 2023, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no plans to issue debt, and we expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, its subsidiaries Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for each subsidiary is $500. As of September 30, 2023, each subsidiary exceeded the minimum required. By law, each subsidiary is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing and financing activities for the nine-month periods ended September 30, 2023 and 2022 are summarized below.

Cash Flows for the Nine months ended September 30, 2023 (in thousands)

Net cash used in operating activities for the nine months ended September 30, 2023 totaled $1,356, which consisted primarily of cash received net written premiums less cash disbursed for operating expenses. Net cash used in investing activities totaled $105 which due mainly to investment in note receivable from Jet.AI. Net cash provided by financing activities was $1,182 which consisted primarily of net proceeds from Delta Cat Re Tokens offset by the payment made to noteholders.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2023, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

As at September 30, 2023 we had no reserves for loss and loss adjustment expenses due to no significant events occurring during the year and no reported claims on contract in force. See Note 7 to the consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any litigation or arbitration. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

Item 1A. Risk Factors

There have been no material changes to our risk factors during the nine months ended September 30, 2023. However, we draw attention to the below risk factors relating to our investment in Jet.AI Inc. that can have a material impact on our earnings and shareholders’ equity in the near term.

Our use of fair value accounting of our significant investment in Jet.AI Inc. could result in income statement volatility, which in turn, could cause significant market price and trading volume fluctuations for our securities.

Our significant beneficial interests in Jet.AI Inc.’s common stock and public warrants are recorded at fair value with changes in fair value being recorded in the consolidated statement of operations during the period of change. Additionally, the fair value of the investment must be remeasured quarterly. Because of this, and due to significance of our investment in Jet.AI relative to our total assets, our earnings may experience greater volatility in the future as a decline in the fair value of our investment in Jet.AI Inc. could significantly reduce both our earnings and shareholders’ equity, which in turn, could cause significant market price and trading volume fluctuations for our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

None.

(b)	Repurchases of Equity Securities

None.

(c)	Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit No.	Document

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: November 14, 2023	By:	/s/ JAY MADHU
Jay Madhu
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ WRENDON TIMOTHY
Wrendon Timothy
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

