Form 10-K
period 2023-12-31
OXBRIDGE RE HOLDINGS Ltd
filed 2024-03-26
CIK 1584831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $10,013,951 (based upon the quoted closing sale price per share of the registrant’s ordinary shares on The NASDAQ Capital Market) on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2023). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of June 30, 2023 were affiliates.

As of March 26, 2024, 5,870,234 ordinary shares, par value $0.001 (USD) per share, were outstanding.

Documents Incorporated by Reference:

Information required by Part III is incorporated by reference from registrant’s Proxy Statement for its 2024 annual meeting of stockholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2023.

OXBRIDGE RE HOLDINGS LIMITED

Index to Annual Report on Form 10-K

Year Ended December 31, 2023

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Unless the context dictates otherwise, references to “we,” “us,” “our,” “our company,” or “the Company” in this Annual Report on Form 10-K refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiaries, Oxbridge Reinsurance Limited, SurancePlus Holdings Ltd., Oxbridge Re NS, SurancePlus Inc. and DSN Blockchain Technologies Ltd.

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

In addition to our historical reinsurance business operations, in 2023, our new subsidiary SurancePlus Inc. (“SurancePlus”) began developing, offering, and selling a tokenized reinsurance security representing fractionalized interests in reinsurance contracts, with each token representing an interest in participating notes issued by Oxbridge Re NS. These efforts culminated in the development, launch, and issuance of our first tokenized reinsurance security, the DeltaCat Re Token, which we believe is the first “on-chain” reinsurance security of its kind to be developed by a subsidiary of a public company. Following the issuance of the DeltaCat Re Token, we intend to develop, launch, and issue additional series of tokenized reinsurance securities representing fractional interests in reinsurance contracts, and we are also using our tokenization experience and activities as a foundation for developing Web3-focused business offerings and products relating to the tokenization of other real-world assets (RWAs), including RWAs held or being acquired by third parties. Our tokenization business will be conducted through SurancePlus and through other subsidiaries of our wholly owned subsidiary, SurancePlus Holdings Ltd. (“SurancePlus Holdings”), a Cayman Islands exempted company that we have organized to serve as a holding company for subsidiaries that will operate our developing Web3-focused business operations.

In our historical reinsurance business operations, we underwrite reinsurance contracts on a selective and opportunistic basis as opportunities arise based on our goal of achieving favorable long-term returns on equity for our shareholders. Our goal is to achieve long-term growth in book value per share by writing business that generates attractive underwriting profits relative to the risk we bear. Additionally, we intend to complement our underwriting profits with investment profits on an opportunistic basis. Our underwriting business focus is on fully collateralized reinsurance contracts for property catastrophes, primarily in the Gulf Coast region of the United States. Within that market and risk category, we attempt to select the most economically attractive opportunities across a variety of property and casualty insurers. As we attempt to grow our capital base, we expect that we will consider growth opportunities in other geographic areas and risk categories.

Our level of profitability in our reinsurance business operations is primarily determined by how adequately our premiums assumed and investment income cover our costs and expenses, which consist primarily of acquisition costs and other underwriting expenses, claim payments and general and administrative expenses. One factor leading to variation in our operational results is the timing and magnitude of any follow-on offerings we undertake (if any), and issuance of participating notes to investors as we are able to deploy new capital to collateralize new reinsurance treaties and consequently, earn additional premium revenue. In addition, our results of operations may be seasonal in that hurricanes and other tropical storms typically occur during the period from June 1 through November 30. Further, our results of operations may be subject to significant variations due to factors affecting the property and casualty insurance industry in general, which include competition, legislation, regulation, general economic conditions, judicial trends, and fluctuations in interest rates and other changes in the investment environment.

Because we employ an opportunistic underwriting and investment philosophy, period-to-period comparisons of our underwriting results may not be meaningful. In addition, our historical investment results may not necessarily be indicative of future performance. Due to the nature of our reinsurance and investment strategies, our operating results will likely fluctuate from period to period.

Organizational Chart

Other Developments

Formation of SurancePlus

SurancePlus Inc., an indirect wholly-owned subsidiary of Oxbridge Re Holdings Limited, was incorporated as a British Virgin Islands Business Company on December 19, 2022 for the purposes of tokenizing reinsurance contracts underwritten by its affiliated licensed reinsurer, Oxbridge Re NS.

On March 27, 2023, we, through SurancePlus, issued a press release announcing the commencement of an offering by SurancePlus of up to $5.0 million of DeltaCat Re Tokens (“Tokens”) with a purchase price of $10.00 per Token and representing one share of Series DeltaCat Re Preferred Shares per Token (the “Private Placement”).

On June 27, 2023, SurancePlus completed the Private Placement. The aggregate amount raised in the Private Placement was $2,447,760 for the issuance of 244,776 Tokens, of which approximately $1,280,000 was received from third-party investors and approximately $1,167,000 was received from Oxbridge Re Holdings Limited.

On September 11, 2023, the DeltaCat Re tokens were reclassified as tokenized interests carrying rights equivalent to the DeltaCat Re Preferred Shares in accordance with the provisions of the British Virgin Islands law.

Oxbridge Acquisition Corp.

On February 28, 2023, the Company announced in a press release that Oxbridge Acquisition Corp. (“Oxbridge Acquisition”) filed a Current Report on Form 8-K with the Securities and Exchange Commission in connection with Oxbridge Acquisition’s business combination with Jet Token Inc., a Delaware corporation. Upon the closing of the transaction, the combined company became Jet.AI Inc. (“Jet.AI”). Jet.AI offers fractional aircraft ownership, jet card, aircraft brokerage and charter service through its fleet of private aircraft and those of Jet.AI’s Argus Platinum operating partner. Jet.AI’s charter app enables travelers to look, book and fly. The funding and capital markets access from this transaction is expected to enable Jet.AI to continue its growth strategy of AI software development and fleet expansion. The business combination was completed on August 10, 2023.

The Company’s wholly-owned licensed reinsurance subsidiary, Oxbridge Reinsurance Limited (“Oxbridge Reinsurance”), was the lead investor in Oxbridge Acquisition’s sponsor and currently indirectly holds the equivalent of 1,423,827 of Jet.AI common stock (NASDAQ: JTAI), 3,094,999 of Jet.AI public warrants (NASDAQ: JTAIW) and 285 of Jet.AI Series A-1 Convertible Preferred Stock with purchase price of $285,000.

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

The Company invested the sum of $100,000 in the Notes and is recorded as “Loan Receivable” on the consolidated balance sheets at cost. On March 11, 2024, the Notes matured and were redeemed by Jet.AI in accordance with the Bridge Agreement. The Company receive an aggregate of $140,000 upon the redemption of the Notes.

Our Business Strategy

Our goal is to achieve attractive risk-adjusted returns for our shareholders through the prudent management of underwriting and investments risks relative to our capital base. To achieve this objective, the following are the principal elements of our business strategy.

●	Maintain a Commitment to Disciplined Underwriting. We employ a disciplined and data-driven underwriting approach to select a diversified portfolio of risks that we believe will generate an attractive return to our shareholders over the long term. Neither our underwriting nor our investment strategies are designed to generate smooth or predictable quarterly earnings, but rather to optimize growth in book value per share over the long term.

●	Focus on Risk Management. We treat risk management as an integral part of our underwriting and business management processes. All of our reinsurance contracts contain loss limitation provisions that limit our losses to the value of the assets collateralizing our reinsurance contracts.

●	Deployment of Capital. In order to eliminate the possibility of complete losses, we intend to place only a portion of our total capital at risk in any single year. This means that we expect lower returns than some of our competitors in years where there are lower than average catastrophe losses but that our capital will not be completely eroded in the event of multiple large losses.

●	Take Advantage of Market Opportunities. Although our business is initially focused on catastrophe coverage for Gulf Coast insurers we intend to continuously evaluate various market opportunities in which our business may be strategically or financially expanded or enhanced in the future. Such opportunities could take the form of investing into related party special purpose acquisition companies, further diversifying our business into other geographic or market areas, which could include quota share reinsurance contracts, joint ventures, renewal rights transactions, corporate acquisitions of other insurers or reinsurers, spinoffs, mergers or the formation of insurance or reinsurance platforms in new markets.

●	Develop and Pursue Additional Tokenization Business Opportunities. Through SurancePlus Holdings and our Web3-focused subsidiaries, we intend to leverage our experience and knowledge with the tokenization of RWAs (including the initial DeltaCat Re Token) to develop other Web3-focused business offerings and products relating to the tokenization of RWAs, including RWAs held or being acquired by third parties.

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

Excess-of-loss contracts are typically written on a losses-occurring basis, which means that they cover losses that occur during the contract term, regardless of when the underlying policies came into force. Premiums from excess-of-loss contracts are earned rateably over the contract term, which is ordinarily 12 months. Most excess-of-loss contracts provide for a reinstatement of coverage following a covered loss event in return for an additional premium.

The Florida Property and Casualty Insurance Market

General Overview

Florida’s property and casualty insurance market has undergone significant changes in the past few decades. This market, which was formerly dominated by large, national, multi-line insurance companies, now includes Citizens Property Insurance Corporation (“Citizens”), a state-sponsored insurance company created by the Florida Legislature; Florida-based insurance companies that focus primarily on writing property insurance policies in the state of Florida; and Florida-based subsidiaries of national insurance companies that focus on writing property insurance policies in the state of Florida. While these four types of companies participate in the market at varying levels, Citizens and the Florida-based insurance companies are now the dominant market participants. Within the private market, which excludes Citizens, there is a strong dependence on small insurance companies, which have limited capitalization and a limited ability to diversify.

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

According to the National Oceanic and Atmosphere Administration (“NOAA”) Technical Memorandum NWS NHC-6, entitled “The Deadliest, Costliest, and Most Intense United States Tropical Cyclones from 1851 to 2010 (and Other Frequently Requested Hurricane Facts) (the “NOAA Memorandum”), “forty percent of all U.S. hurricanes and major hurricanes were in Florida,” and “sixty percent of category 4 or higher hurricane strikes have occurred in either Florida or Texas.” The NOAA Memorandum also indicates that, between 1851 and 2010, there were 114 hurricane strikes and 37 major hurricanes in Florida. (For these purposes, a “major hurricane” is a category 3, 4, or 5 hurricane.)

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

Our reinsurance portfolio of business continues to be characterized by relatively large transactions with a relatively few number of cedants and anticipate that our reinsurance entities business will continue to be characterized by a relatively small number of reinsurance contracts for the foreseeable future.

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

Investment Strategy

Our Company takes an opportunistic approach with respect to investment income and intend to increase shareholder value through supplemental investment income when favorable opportunities are available. The Company, from time to time, and dependent upon favorable investment conditions and our investment guidelines, may invest in real estate and other ventures that have the potential to increase shareholder value. Through its reinsurance subsidiaries, the Company has made and intend to make future investments that can contribute to the growth of capital and surplus in its licensed reinsurance subsidiaries over time.

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

Our competitors include Renaissance Re, Berkshire Hathaway, PartnerRe Ltd, Aeolus and Nephila which are dominant companies in the reinsurance industry. Although we seek to provide coverage where capacity and alternatives are limited, we directly compete with these larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business. We also compete with smaller companies and other niche reinsurers from time to time.

While we have a limited operating history, we believe that our unique approach to multi-year underwriting will allow us to be successful in underwriting transactions against more established competitors.

Our Tokenization Business

We have decided to develop and pursue business opportunities in the tokenization of RWAs based on the expectation that a successful expansion into this specialization will further increase the underwriting capacity and potential profitability of our reinsurance subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS. We believe this represents a unique opportunity to drive value to our shareholders. The Boston Consulting Group published research projecting the RWA asset tokenization market to reach $16.1 trillion by 2030. A separate publication by Bloomberg reported  that, in 2023, reinsurance was one of the top performing hedge fund strategies. It is at the intersection of these two, i.e., RWA tokenization and reinsurance, that we believe there exist substantial growth opportunities for our business.

Accordingly, SurancePlus was incorporated to further innovate upon existing capital raising mechanisms of Oxbridge Re NS for collateralizing reinsurance contracts while simultaneously transforming the corresponding investment product into one that is more accessible to United States accredited investors under Rule 506(c) of Regulation D and to international investors under Regulation S. SurancePlus has since applied insights and technology from the Web3 digital ecosystem to create a multi-year series of real-world asset-backed digital securities, called the Cat Re (short for “catastrophe reinsurance”) token series. Ownership of the tokens confer an indirect fractional interest in reinsurance contracts entered into by Oxbridge Re NS or Oxbridge Reinsurance Limited. The DeltaCat Re token was the first of the token series, and it was issued in 2023 on the Avalanche blockchain network. The subsequent year’s offering of EpsilonCat Re tokens was announced in a Form 8-K filed with the SEC on March 18, 2024. SurancePlus intends to continue to issue the Cat Re token series over several years.

We project that SurancePlus Inc. may develop into a significant revenue generating stream for the Oxbridge Re group that may progressively reduces Oxbridge Re’s annual capital deployed into collateralizing reinsurance contracts.. As opportunities arise, Oxbridge Re intends to pursue, through its Web3-focused subsidiaries, additional expansion of its RWA tokenization business to further increase underwriting profit.

Employees

As of March 26, 2024, we had four employees, all of which were full-time. We believe that our relations with our employees are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements. We believe that we will continue to have relatively few employees and intend to outsource some functions to specialist firms in the Cayman Islands if and when we determine that such functions are necessary. We intend to use the expertise of our Board of Directors and where necessary, external consultants to provide any other service we may require from time to time.

Legal Proceedings

We are not currently involved in any litigation or arbitration. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

Regulation and Capital Requirements

Our wholly-owned reinsurance subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, each holds a Class C Insurer’s License issued in accordance with the terms of the Insurance Law (as revised) of the Cayman Islands (the “Law”), and is subject to regulation by the Cayman Islands Monetary Authority (“CIMA”), in terms of the Law. As the holder of a Class C Insurer’s License, Oxbridge Reinsurance Limited and Oxbridge Re NS are permitted to undertake insurance business approved by CIMA.

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

●	Our results of operations will fluctuate from period to period and may not be indicative of our long-term prospects.
●	Our tokenization business operations are at an early stage of development and have a limited operating history, and our strategy of developing a Web3-focused tokenization business may not be successful.
●	Developing a Web3.0-focused business around the tokenization of RWAs involves significant risks.

●	Failure to become rated by A.M. Best, or receipt of a negative rating, could significantly and negatively affect our ability to grow.
●	Established competitors with greater resources may make it difficult for us to effectively market our products or offer our products at a profit.
●	If actual renewals of our existing contracts do not meet expectations, our premiums assumed in future years and our future results of operations could be materially adversely affected.
●	Reputation is an important factor in the reinsurance industry, and our lack of an established reputation may make it difficult for us to attract or retain business.
●	If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be significantly and negatively affected.
●	The property and casualty reinsurance market may be affected by cyclical trends and over-supply.
●	Our property and property catastrophe reinsurance operations will make us vulnerable to losses from catastrophes and may cause our results of operations to vary significantly from period to period.
●	We could face unanticipated losses from war, terrorism, and political unrest, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.
●	We depend on our clients’ evaluations of the risks associated with their insurance underwriting, which may subject us to reinsurance losses.
●	Changing climate conditions may adversely affect our financial condition, profitability or cash flows.
●	Operational risks, including human or systems failures, are inherent in our business.
●	The effect of emerging claim and coverage issues on our business is uncertain
●	We are required to maintain sufficient collateral accounts, which could significantly and negatively affect our ability to implement our business strategy.
●	The inability to obtain business provided from brokers could adversely affect our business strategy and results of operations.

●	The involvement of reinsurance brokers may subject us to their credit risk.
●	Our use of fair value accounting of our significant investment in Jet.AI Inc. could result in income statement volatility, which in turn, could cause significant market price and trading volume fluctuations for our securities
●	U.S. and global economic downturns could harm our business, our liquidity and financial condition and the price of our securities.
●	Our ability to implement our business strategy could be delayed or adversely affected by Cayman Islands employment restrictions.
●	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
●	If we lose or are unable to retain our senior management and other key personnel and are unable to attract qualified personnel, our ability to implement our business strategy could be delayed or hindered, which, in turn, could significantly and negatively affect our business.
●	There are differences under Cayman Islands corporate law and Delaware corporate law with respect to interested party transactions which may benefit certain of our shareholders at the expense of other shareholders.
●	Any suspension or revocation of our reinsurance license would materially impact our ability to do business and implement our business strategy.
●	Our reinsurance subsidiaries are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.
●	As a holding company, we will depend on the ability of our subsidiaries to pay dividends.
●	We may be subject to the risk of possibly becoming an investment company under U.S. federal securities law.
●	Insurance regulations to which we are, or may become, subject, and potential changes thereto, could have a significant and negative effect on our business.
●	We will likely be exposed to credit risk due to the possibility that counterparties may default on their obligations to us.
●	Provisions of our Third Amended and Restated Memorandum and Articles of Association (“Articles”) could adversely affect the value of our securities.
●	Provisions of the Companies Law of the Cayman Islands could prevent a merger or takeover of our company.
●	Holders of our securities may have difficulty obtaining or enforcing a judgment against us, and they may face difficulties in protecting their interests because we are incorporated under Cayman Islands law.
●	Provisions of our Articles may reallocate the voting power of our ordinary shares.
●	We do not currently have an effective registration statement registering the issuance of the shares underlying our publicly traded warrants, and therefore you may not be able to exercise the warrants in a cash exercise.
●	We may become subject to taxation in the Cayman Islands which would negatively affect our results.
●	We may be subject to United States federal income taxation.
●	We may be treated as a PFIC, in which case a U.S. holder of our ordinary shares should be subject to disadvantageous rules under U.S. federal income tax laws. We may be treated as a CFC and may be subject to the rules for related person insurance income, and in either case this may subject a U.S. holder of our ordinary shares to disadvantageous rules under U.S. federal income tax laws.
●	United States tax-exempt organizations who own ordinary shares may recognize unrelated business taxable income.
●	Changes in United States tax laws may be retroactive and could subject us, and/or United States persons who own ordinary shares to United States income taxation on our undistributed earnings.
●	We do not intend to resume paying cash dividends in the foreseeable future.
●	Outages, computer viruses and similar events could disrupt our operations.
●	Increased Information Technology (“IT”) security threats and more sophisticated computer crime could pose a risk to our systems, networks, and services.
●

Increased scrutiny by and changing expectations from investors, employees, and other stakeholders regarding our environmental, social, and governance (“ESG”) practices and reporting could cause us to incur additional costs and adversely impact our reputation, tenant and employee acquisition and retention, and access to capital.

ITEM 1A RISK FACTORS

Risks Relating to Our Business

We will need additional capital in the future in order to grow and operate our business. Such capital may not be available to us or may not be available to us on favorable terms. Furthermore, our raising additional capital could dilute your ownership interest in our company.

We expect that we will need to raise additional capital in the future through public or private equity or debt offerings or otherwise in order to:

●	further capitalize our reinsurance subsidiaries and implement our growth strategy;
●	fund liquidity needs caused by underwriting or investment losses;
●	replace capital lost in the event of significant reinsurance losses or adverse reserve developments;
●	meet applicable statutory jurisdiction requirements;
●	fund our business activities relating to our new tokenization business operations; and/or
●	respond to competitive pressures.

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

Our tokenization business operations are at an early stage of development and have a limited operating history, and our strategy of developing a Web3-focused RWA tokenization business may not be successful.

Our Web3-focused RWA tokenization business is still in the development stage, and our operating history in such business has been limited to the development and issuance of a token for participation in reinsurance contracts underwritten by our Oxbridge Re NS subsidiary. We have not yet announced any revenue-producing activities for tokenization of RWAs that are held by or being acquired by third parties, and we may not be able to successfully complete the development of any products or services relating to tokenization of third-party RWAs. Accordingly, we have only a very limited operating history and limited experience in this business and have not earned any revenues to date in this business (other than limited management fees from the issuance of the DeltaCat Re Tokens). If we are not able to develop this business as planned, we may not be able to generate material revenues from our developing tokenization business.

Developing a Web3.0-focused business around the tokenization of RWAs involves significant risks.

Our planned tokenization business activities are based on a new area of technology and carries significant risks, including the following:

●	an active trading market for tokenized RWAs may not develop or be sustained;
●	there is no guarantee that tokenized RWAs will hold their value or increase in value;
●	tokenized RWAs of SurancePlus may not be listed on any securities exchange and may not be available to trade on any alternative trading system (“ATS”), which would result in limited liquidity for holders;
●	if the tokenized RWAs become available for trading on an ATS, the number of securities traded on such ATS may be very small, making the market price more easily manipulated;
●	technology on which an ATS relies for its operations may not function properly;
●	blockchain networks are relatively new technologies;
●	asset tokenization via blockchain technologies is a relatively new digital innovation;
●	blockchain network transaction fees may significantly increase over the duration of the investment;
●	smart contracts may have implementation errors that vitiate them;
●	blockchain transactions may be taken advantage of for financial crimes; and
●	the Avalanche blockchain the tokenized RWAs rely upon and the tokenized RWAs themselves may be the target of malicious cyberattacks.

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

Our competitors Renaissance Re, Berkshire Hathaway, PartnerRe Ltd, Aeolus Re, and Nephila which are dominant companies in the reinsurance industry, as well as smaller companies and other niche reinsurers. Although we seek to provide coverage where capacity and alternatives are limited, we will directly compete with these larger companies due to the breadth of their coverage across the property and casualty market in substantially all lines of business.

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

Our significant beneficial interests in Jet.AI Inc.’s common stock and public warrants are recorded at fair value with changes in fair value being recorded in the consolidated statements of operations during the period of change. Additionally, the fair value of the investment must be remeasured quarterly. Because of this, and due to significance of our investment in Jet.AI relative to our total assets, our earnings may experience greater volatility in the future as a decline in the fair value of our investment in Jet.AI Inc. could significantly reduce both our earnings and shareholders’ equity, which in turn, could cause significant market price and trading volume fluctuations for our securities.

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

Furthermore, in certain circumstances, including when CIMA is of the opinion that:

●	a licensee either is or appears to be likely to become unable to meet its obligations as they fall due;
●	a licensee is carrying on its business in a manner which is seen as detrimental to the general public interest or to the interests of its creditors or policy holders;
●	the activities of any member of the licensee’s insurance group are detrimental to those interests of the licensee’s creditors, as well as its policy holders;
●	a licensee has contravened the Law or the Money Laundering Regulations (2023 Revision) of the Cayman Islands;
●	the licensee has failed to comply with a condition of its license such as maintaining a margin of solvency as prescribed by CIMA;
●	the direction and/or management of the licensee’s business has not been conducted in a fit and proper manner;
●	a director, manager or officer of the licensee’s business is not someone who would qualify or be seen as a person suitable to hold the respective position;
●	any person who is either holding or acquiring control or ownership of the licensee is not a fit and proper person to have such control or ownership;
●	the licensee has ceased to carry on business; or
●	the licensee is placed in liquidation or is dissolved;

CIMA may take one of a number of steps, including:

●	requiring the licensee to take steps to rectify the matter;
●	suspending the license of the licensee pending a full inquiry into the licensee’s affairs;
●	revoking the license;
●	imposing conditions upon the licensee in terms of decisions made by it, including the suspension of voting rights or nullification of votes cast by it, and amending or revoking any such condition;
●	requiring the substitution or removal of any director, manager or officer of the licensee, at the expense of the licensee;
●	appointing a person to advise the licensee on the proper conduct of its affairs, at the expense of the licensee;
●	appointing a person to assume control of the licensee’s affairs; or
●	otherwise requiring such action to be taken by the licensee as CIMA considers necessary.

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

For you to be able to effect a cash exercise of our publicly traded warrants, the sale of the ordinary shares to be issued to you upon exercise of the warrants must be covered by an effective and current registration statement. We have not maintained a current registration statement relating to the sale of the shares of common stock underlying the warrants. As a result, you would be unable to exercise the warrants in a cash exercise and will be required to engage in a cashless exercise in which a number of warrant shares equal to the fair market value of the exercised shares will be withheld. In those circumstances, we may, but are not required to, redeem the warrants by payment in cash. Consequently, there is a possibility that you will never be able to exercise the warrants and receive the underlying ordinary shares. This potential inability to exercise the warrants in a cash exercise, our right to cancel the warrants under certain circumstances, and the possibility that we may redeem the warrants for nominal value, may have an adverse effect on demand for the warrants and the prices that can be obtained from reselling them.

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

Regardless of whether the term “applicable insurance liabilities” includes not only the unpaid loss and loss adjustment expenses but also the paid loss and loss adjustment expenses, we believe that each of Oxbridge Reinsurance Limited and Oxbridge Re NS met the requirements for being a “qualified insurance corporation” for the 2023 and 2022 years. For years prior to 2022, we also believe that each of those corporations met the requirement of being predominantly engaged in an insurance business. Accordingly, we believe that we have not been a PFIC during 2023 or prior years. We do not have an expectation, however, as to whether or not we may be a PFIC in years after 2023. If you are a United States person, we urge you to consult your own tax advisor concerning the potential tax consequences to you under the PFIC rules.

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

Outages, computer viruses and similar events could disrupt our operations.

We rely on information technology networks and systems, some of which are owned and operated by third parties, to process, transmit and store electronic information. Any of these systems may be susceptible to outages due to fire, floods, power loss, telecommunications failures, terrorist or cyber-attacks and similar events. Despite the implementation of network security measures, our systems and those of third parties on which we rely may also be vulnerable to computer viruses and similar disruptions. If we or the third parties on whom we rely are unable to prevent such outages and breaches, our operations could be disrupted.

Increased Information Technology (“IT”) security threats and more sophisticated computer crime could pose a risk to our systems, networks, and services.

Cyber incidents can result from deliberate attacks or unintentional events. There have been an increased number of significant cyber-attacks targeted at the retail, insurance, financial and banking industries that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks on websites. Cyber-attacks by third parties or insiders utilize techniques that range from highly sophisticated efforts to electronically circumvent network security or overwhelm a website to more traditional intelligence gathering, and social engineering aimed at obtaining information necessary to gain access.

Increased global IT security threats are more sophisticated and targeted computer crimes pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. The open nature of interconnected technologies may allow for a network or Web outage or a privacy breach that reveals sensitive data or transmission of harmful/malicious code to business partners and clients. Because the techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures.

Cyber-attacks may result in substantial financial and reputational cost, including but are not limited to:

●	Compromising of confidential information;
●	Manipulation and destruction of data;
●	Loss of trade secrets;
●	System downtimes and operational disruptions;
●	Remediation costs that may include liability for stolen assets or information and repairing system damage, as well as incentives offered to business partners in an effort to maintain business relationships;
●	Loss of revenues resulting from unauthorized use of proprietary information;
●	Cost to deploy additional protection strategies, training employees and engaging third party experts and consultants;
●	Reputational damage adversely affecting investor confidence; and
●	Costly litigation.

The control environment for cybersecurity is an ever-changing risk landscape across the entire attack surface which includes risks from on-premises, cloud infrastructure, software as a service and mobile applications. While we attempt to mitigate these risks by employing a number of cybersecurity measures, such measures may be insufficient to prevent a cyberattack and our systems, networks, and services remain potentially vulnerable to advanced threats.

Increased scrutiny by and changing expectations from investors, employees, and other stakeholders regarding our environmental, social, and governance (“ESG”) practices and reporting could cause us to incur additional costs and adversely impact our reputation, tenant and employee acquisition and retention, and access to capital.

Companies across all industries are facing increasing scrutiny related to their ESG practices and disclosure. Investors, employees, and other stakeholders have begun to focus increasingly on ESG practices and to place heightened importance on the environmental and social cost of their investments, business decisions and consumer choices. For example, an increasing number of investment funds focus on positive ESG practices and sustainability scores when making an investment decision. Additionally, certain institutional investors have demonstrated increased activism with respect to their existing investments, including by urging companies to take certain actions in areas of perceived ESG significance.

Investors, particularly institutional investors, use or may use third-party benchmarks and scores to assess our ESG practices against our peers and if we are perceived as lagging, such investors may decide to not invest in our ordinary shares or to divest from their current investment, and we may face reputational challenges. Alternatively, such investors may decide to actively engage with us to improve ESG disclosure or performance, and may also make voting decisions on this basis. Given increased investor focus and demand, public disclosure regarding ESG practices is becoming more broadly expected. Any disclosure we make may include our policies and practices on a variety of ESG matters, including corporate governance, environmental compliance, human capital management, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG practices, reporting and goals, or with our speed of adoption. If our ESG practices and disclosures do not meet investor, tenant, employee or other stakeholder expectations, which continue to evolve, our reputation and employee retention, and access to capital may be negatively impacted.

In 2022, the SEC proposed extensive rules aimed at enhancing and standardizing climate-related disclosures in an effort to foster greater consistency, comparability and reliability of climate-related information among public issuers. In March 2024, the SEC adopted final rules which will require public issuers to include prescribed climate-related information in their registration statements and annual reports, including information regarding greenhouse gas emissions and climate-related risks and opportunities and related financial impacts, governance and strategy. Additionally, we may become subject to new compliance requirements and/or new costs or taxes associated with natural resource or energy usage and related emissions (such as a “carbon tax”), which could increase our operating costs.

We could incur additional costs relating to implementing, monitoring and reporting various ESG practices and initiatives, as well as complying with applicable law, which could place a strain on our personnel, systems and resources. Our failure, or perceived failure, to meet the goals and objectives we set in any ESG disclosure within the timelines announced or at all, or the expectations of our various stakeholders could negatively impact our reputation, tenant and employee retention, and access to capital.

ITEM 1B UNRESOLVED STAFF COMMENTS

The Company has no unresolved written comments regarding its periodic or current reports from the staff of the SEC.

ITEM 1C CYBERSECURITY

Governance

Cybersecurity is an integral part of the Board’s risk analysis and discussions with management. At least annually, the full Board is updated on the Company’s cybersecurity risks and risk mitigation strategy by our Chief Information Officer (“CIO”), who is responsible for management of our Information Technology program. The Board also receives ad hoc updates, as needed, about material changes to the Company’s cybersecurity program and/or the cybersecurity landscape, including briefings on major legislative and regulatory developments.

Our CIO regularly evaluates the Company’s cybersecurity risk profile and leads the development of strategies to mitigate risks and address cybersecurity issues that may arise in consultation with members of our senior management team. Our CIO holds a Ph.D. in Information Systems from the London School of Economics and has over 20 years’ experience and certifications in the field of information technology and data security.

We have formal policies and procedures that address cybersecurity incident response and disaster recovery from interference with our critical applications. Our Cybersecurity Incident Response Standard provides a documented framework for responding to cybersecurity incidents in coordination across multiple departments. In the event of such an incident, our Cybersecurity Incident Response Team (“CIRT”), which is comprised of our CIO, Chief Executive Officer, Chief Financial Officer, and outside legal counsel, would respond to such incident in accordance with our Cybersecurity Incident Response Standard. Any cybersecurity incident that is designated by the CIRT with a “High” severity classification according to the Cybersecurity Incident Response Standard or that otherwise necessitates regulatory disclosure because of its materiality, will be communicated by the CIRT to the Board within specified timeframes. All cybersecurity incidents, will be evaluated by our CIRT to assess the impact of the incident on the Company, considering qualitative and quantitative factors. In conducting this assessment and responding to an incident, the CIRT Team may utilize the services of third-party consultants. Third-party consultants may be engaged to assist with the identification of the source of any cybersecurity incidents, remediation and recovery from such incident, and the refinement of cybersecurity controls to avert similar future cybersecurity threats and incidents.

Cybersecurity user awareness training is mandatory for all new hires and for existing employees on an annual basis to help protect our employees and the Company against cybersecurity threats. Novel cybersecurity threats to the Company that are identified by our CIO are communicated to all employees by email, as needed, in an effort to promote awareness and protect the Company from cyber attacks.

Risk Management Strategy

We maintain an Enterprise Risk Management (“ERM”) program to identify and respond to the most critical risks to our business, including cybersecurity risks. Risks and vulnerabilities from our increased reliance on information technology systems are assessed at least annually by our CIO and Executive Management Team as part of our ERM program. In response to such assessments, controls are embedded into our processes and technology by our CIO and Executive Management Team to seek to mitigate risks to our systems and processes from cybersecurity incidents. We continuously evaluate whether we have adequate controls in place utilizing a risk-based approach that tailors and applies best practice from various industry standard IT Management frameworks such as Information Technology Infrastructure Library (ITIL), Control Objectives for Information Technologies (COBIT), National Institute of Standards and Technology CyberSecurity Framework, and ISO/IEC 27001.

Our daily operations are continuously monitored. We monitor traffic traversing our computer networks and have implemented IT controls and processes to secure our business applications and prevent unauthorized access to or the loss of sensitive data. Our controls include the use of multiple encryption layers for data in transit and at rest, multi-factor authentication, data classification, and data loss prevention. We plan to assess the adequacy of our cybersecurity IT controls through annual cybersecurity vulnerability testing.

We maintain a risk-based approach to evaluating and overseeing cybersecurity risks presented by our third-party vendors. Third-party vendors that meet certain criteria, such as owning and operating any information technology networks and systems on which the Company relies, are evaluated to assess their performance across several domains, including data security and operations management. We seek to maintain effective communication with our third-party vendors to facilitate timely notification of cybersecurity incidents that might impact the Company. We also independently monitor reputable cybersecurity publications for notifications about vulnerabilities in widely used software libraries, APIs, and other generally available technologies upon which our third-party vendors’ products might rely.

Although risks from cybersecurity threats have to date not materially affected, and we do not believe they are reasonably likely to materially affect, us, our business strategy, results of operations or financial condition, like other companies in our industry, we could, from time to time, experience threats and security incidents related to our and our third-party vendors’ information systems. For more information, please see “Item 1A. Risk Factors - Increased Information Technology (“IT”) security threats and more sophisticated computer crime could pose a risk to our systems, networks, and services.”

ITEM 2 PROPERTIES

We currently lease office space at Suite 201, 42 Edward Street, Georgetown, Grand Cayman. This lease expires in February 2027. We believe that our current office is suitable and sufficient for us to conduct our operations for the foreseeable future.

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

Holders of Record and Tax Information

As of March 26, 2024, there were 13 holders of record of our ordinary shares. There are no current applicable Cayman Islands laws, decrees or regulations relating to restrictions on the import or export of capital or exchange controls affecting remittances of dividends, interest and other payments to non-resident holders of our ordinary shares. There are no existing laws or regulations of the Cayman Islands imposing taxes or containing withholding provisions to which United States holders of our ordinary shares are subject. There are no reciprocal tax treaties between the Cayman Islands and the United States.

Dividend Policy

The declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on our results of operations and cash flows, our financial position and capital requirements, general business conditions, rating agency guidelines (if applicable), any legal, tax, regulatory and contractual restrictions on the payment of dividends, and any other factors considered relevant by our Board of Directors. Our ability to pay dividends will also depend on the requirements of any future financing agreements to which we may be a party and the ability of our reinsurance subsidiaries, or other subsidiaries, to pay dividends to us. Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited and Oxbridge Re NS, our reinsurance subsidiaries, are subject to Cayman Islands regulatory constraints that affect their ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for Oxbridge Reinsurance Limited and Oxbridge Re NS is $500. As of December 31, 2023, both subsidiaries exceeded the minimum requirement. By law, Oxbridge Reinsurance Limited and Oxbridge Re NS is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

We paid no dividends in both 2023 and 2022.

Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our Board of Directors may deem relevant.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by us during the year ended December 31, 2023, other than as previously disclosed in our Current Report on Form 8-K filed with the SEC on June 28, 2023.

Issuer Purchases of Equity Securities

The Company did not repurchase any ordinary shares or warrants in 2023.

ITEM 6 [RESERVED]

Not applicable.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our Consolidated Financial Statements and the related notes contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

General

The following is a discussion and analysis of our results of operations for the years ended December 31, 2023 and 2022 and our financial condition as of December 31, 2023 and 2022. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiaries, Oxbridge Reinsurance Limited, Oxbridge Re NS, SurancePlus Holdings Ltd., SurancePlus, Inc. and DSN Blockchain Technologies Ltd., unless the context dictates otherwise.

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

In addition to our historical reinsurance business operations, in 2023, our new subsidiary, SurancePlus, began developing, offering, and selling a tokenized reinsurance security representing fractionalized interests in reinsurance contracts, with each token representing an interest in participating notes issued by Oxbridge Re NS. These efforts culminated in the development, launch, and issuance of our first tokenized reinsurance security, the DeltaCat Re Token, which we believe is the first “on-chain” reinsurance security of its kind to be developed by a subsidiary of a public company. Following the issuance of the DeltaCat Re Token, we intend to develop, launch, and issue additional series of tokenized reinsurance securities representing fractional interests in reinsurance contracts, and we are also using our tokenization experience and activities as a foundation for developing Web3-focused business offerings and products relating to the tokenization of other RWAs, including RWAs held or being acquired by third parties. Our tokenization business will be conducted through SurancePlus and through other subsidiaries of our wholly owned subsidiary, SurancePlus Holdings Ltd. (“SurancePlus Holdings”), [a Cayman Islands exempted company] that we have organized to serve as a holding company for subsidiaries that will operate our developing Web3-focused business operations.

In our historical reinsurance business operations, we underwrite reinsurance contracts on a selective and opportunistic basis as opportunities arise based on our goal of achieving favorable long-term returns on equity for our shareholders. Our goal is to achieve long-term growth in book value per share by writing business that generates attractive underwriting profits relative to the risk we bear. Additionally, we complement our underwriting profits with investment profits on an opportunistic basis. Our underwriting business focus is on fully collateralized reinsurance contracts for property catastrophes, primarily in the Gulf Coast region of the United States, with an emphasis on Florida. Within that market and risk category, we attempt to select the most economically attractive opportunities across a variety of property and casualty insurers. As our capital base grows, however, we expect that we will consider further growth opportunities in other geographic areas and risk categories.

Our level of profitability in our historical reinsurance business is primarily determined by how adequately our premiums assumed and investment income cover our costs and expenses, which consist primarily of acquisition costs and other underwriting expenses, claim payments and general and administrative expenses. One factor leading to variation in our operational results is the timing and magnitude of any follow-on offerings we undertake (if any), as we are able to deploy new capital to collateralize new reinsurance treaties and consequently, earn additional premium revenue. In addition, our results of operations may be seasonal in that hurricanes and other tropical storms typically occur during the period from June 1 through November 30. Further, our results of operations may be subject to significant variations due to factors affecting the property and casualty insurance industry in general, which include competition, legislation, regulation, general economic conditions, judicial trends, and fluctuations in interest rates and other changes in the investment environment.

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

Recent Developments

Formation of SurancePlus

SurancePlus, an indirect wholly-owned subsidiary of the Company, was incorporated as a British Virgin Islands Business Company on December 19, 2022 for the purpose of tokenizing reinsurance contracts underwritten by its affiliated licensed reinsurer, Oxbridge Re NS.

On March 27, 2023, we, through SurancePlus, issued a press release announcing the commencement of an offering by SurancePlus of up to $5.0 million of DeltaCat Re Tokens with a purchase price of $10.00 per DeltaCat Re Token and representing one share of Series DeltaCat Re Preferred Shares per DeltaCat Re Token (the “Private Placement”).

On June 27, 2023, SurancePlus completed the Private Placement. The aggregate amount raised in the Private Placement was $2,447,760 for the issuance of 244,776 DeltaCat Re Tokens, of which approximately $1,280,000 was received from third-party investors and approximately $1,167,000 was received from Oxbridge Re Holdings Limited.

On September 11, 2023, the DeltaCat Re tokens were reclassified as tokenized interests carrying rights equivalent to the DeltaCat Re Preferred Shares in accordance with the provisions of British Virgin Islands law.

Oxbridge Acquisition Corp.

On February 28, 2023, the Company announced in a press release that Oxbridge Acquisition Corp. (“Oxbridge Acquisition”) filed a Current Report on Form 8-K with the Securities and Exchange Commission in connection with Oxbridge Acquisition’s business combination with Jet Token Inc., a Delaware corporation. Upon the closing of the transaction, the combined company became Jet.AI Inc. (“Jet.AI”). Jet.AI offers fractional aircraft ownership, jet card, aircraft brokerage and charter service through its fleet of private aircraft and those of Jet.AI’s Argus Platinum operating partner. Jet AI’s charter app enables travelers to look, book and fly. The funding and capital markets access from this transaction is expected to enable Jet.AI to continue its growth strategy of AI software development and fleet expansion. The business combination was completed on August 10, 2023.

The Company’s wholly-owned licensed reinsurance subsidiary, Oxbridge Reinsurance Limited (“Oxbridge Reinsurance”), was the lead investor in Oxbridge Acquisition’s sponsor and currently indirectly holds the equivalent of 1,423,827 of Jet.AI common stock (NASDAQ: JTAI), 3,094,999 of Jet.AI public warrants (NASDAQ: JTAIW) and 285 of Jet.AI Series A-1 Convertible Preferred Stock with purchase price of $285,000.

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

The Company invested the sum of $100,000 in the Notes and is recorded as “Loan Receivable” on the consolidated balance sheets at cost. On March 11, 2024, the Notes matured and were redeemed by Jet.AI in accordance with the Bridge Agreement. The Company receive an aggregate of $140,000 upon the redemption of the Notes.

PRINCIPAL REVENUE AND EXPENSE ITEMS

Revenues

We derive our most significant revenues from three principal sources:

●	premiums assumed from reinsurance on property and casualty business;
●	income from investments and unrealized (loss)/ gain on other investments;
●	income under our Administrative Services Agreement
●	income from SurancePlus ITOM fees

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

Investment Income

Income from our investments is primarily comprised of net realized and unrealized gains (losses) interest income and dividends on investment securities. Such income is primarily from the Company’s investments, which includes other investments in Jet.AI and investments held in trust accounts that collateralize the reinsurance policies that we write. The investment parameters for trust accounts are generally be established by the cedant for the relevant policy.

Administrative Services Agreement

Commencing on the effective date of the SPAC’s IPO, the Sponsor agreed to pay the Company a total of up to $10,000 per month for office space, utilities, secretarial and administrative support to the Sponsor and the SPAC. Upon completion of the SPAC’s initial Business Combination or the SPAC’s liquidation, the Sponsor will cease paying these monthly fees. For the year ended December 31, 2023, the Company received $80,000, and recorded income of $80,000 from the Sponsor under the Administrative Services Agreement, which is included in “net investment and other income” in the consolidated statements of operations.

Incentive, Technology, Origination and Management Fee Income

During the year ended December 31, 2023, the Company’s subsidiary, SurancePlus, entered into subscription agreements for the sale of DeltaCat Re Tokens representing fractionalized interest in reinsurance contracts underwritten by Oxbridge Re NS. The DeltaCat Re Tokens were issued on the Avalanche blockchain.

SurancePlus receives an incentive, technology, origination and management (“ITOM”) fee to cover costs associated with origination, structuring and the blockchain technology related to the DeltaCat Re Tokens. These fees are included in SurancePlus fees income line item in the consolidated statement of operations.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2023	2022

Revenue
Assumed premiums	$2,170	645
Change in unearned premiums reserve	(915)	350

Net premiums earned	1,255	995
Net investment and other income	303	201
Management fee income	300	-
Net realized investment gain	-	27
Unrealized loss on other investments	(8,945)	(35)
Change in fair value of equity securities	38	(338)

Total revenue	(7,049)	850

Expenses
Losses and loss adjustment expenses	-	1,073
Policy acquisition costs and underwriting expenses	141	110
General and administrative expenses	2,183	1,413

Total expenses	2,324	2,596

Loss before income attributable to noteholders	(9,373)	(1,746)

Income attributable to noteholders	(542)	(43)

Net loss	$(9,915)	(1,789)

Loss per share
Basic and Diluted	$(1.69)	(0.31)

Weighted-average shares outstanding
Basic and Diluted	5,867,129	5,772,396

Performance ratios to net premiums earned:
Loss ratio	0.0%	107.8%
Acquisition cost ratio	11.2%	11.0%
Expense ratio	185.2%	153.1%
Combined ratio	185.2%	260.9%

Comparison of the Year Ended December 31, 2023 to Year Ended December 31, 2022

General. Net loss for the year ended December 31, 2023 was $9.9 million or $1.69 basic and diluted loss per share compared to a net loss of $1.8 million or $0.31 basic and diluted earnings per share for the year ended December 31, 2022. The increase in loss is due primarily to an increase in unrealized losses on the Company’s investment in Jet.AI and increased general expenses associated with the launch of SurancePlus during the year ended December 31, 2023, when compared with the prior year.

Premium Income. Net premiums earned typically reflects the pro-rata inclusion into income of premiums assumed over the life of the reinsurance contracts. Net premiums earned for the year ended December 31, 2023 increased $260,000, to $1.26 million, from $995,000 for the year ended December 31, 2022. The increase is due to the higher rates on reinsurance contracts during the year ended December 31, 2023, when compared to the prior year.

Losses Incurred. Losses incurred for the year ended December 31, 2023 decreased to $0 from $1.07 million, for the year ended December 31, 2022. The decrease during the year is wholly due to the triggering of a limit loss on two of the Company’s reinsurance contracts, due to the impact of Hurricane Ian on our book of business in September 2022.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs and underwriting expenses for the year ended December 31, 2023 increased by $31,000, to $141,000 from $110,000 for the year ended December 31, 2022. The increase is due wholly due to the higher rates on reinsurance contracts during the year ended December 31, 2023 as mentioned above when compared to the prior year.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2023 increased by approximately $800,000 to $2.2 million from $1.4 million for the year ended December 31, 2022. The increase is due to expense fluctuations during the year ended December 31, 2023, and all the offering costs associated with Maxim equity distribution agreement along with the costs incurred in the launch of SurancePlus Inc.’s DeltaCat Re Token offering being recognized in the year ended December 31, 2023.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio for the year ended December 31, 2023 decreased to 0% from 107.8% for the year ended December 31, 2022. The decrease during the year ended December 31, 2023 is wholly due to the limit losses suffered on two of our reinsurance contracts as a result of Hurricane Ian, in the previous year when compared to no losses during the year ended December 31, 2023.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio increased marginally to 11.2% for the year ended December 31, 2023.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and general and administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio increased from 153.1% for the year ended December 31, 2022 to 185.2% for the year ended December 31, 2023. The increase is due to higher general and administrative expenses during the year ended December 31, 2023 primarily from the expenses associated with Maxim’s equity distribution agreement and launch of SurancePlus Inc. private placement offering.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. The combined ratio decreased from 260.9% for the year ended December 31, 2022 to 185.2% for the year ended December 31, 2023. The decrease is due to the decrease in loss ratio during the year ending December 31, 2023 as a result of limit loss suffered under two of our reinsurance contracts in the prior year, as well as higher general and administrative expenses.

FINANCIAL CONDITION – DECEMBER 31, 2023 COMPARED TO DECEMBER 31, 2022

Restricted Cash and Cash Equivalents. As of December 31, 2023, our restricted cash and cash equivalents decreased by $183,000, to $3.7 million from $3.9 million as of December 31, 2023. The decrease is the result of funds being released from the underlying trusts for treaty year ending May 31, 2023 more than offsetting new collateral deposits for treaty year ending May 31, 2024.

Investments. As of December 31, 2023, our equity securities increased marginally by $38,000 to $680,000, from $642,000 as of December 31, 2023. The increase is primarily a result of the positive change in value of the equity securities market during the year ended December 31, 2023.

Other investments. As of December 31, 2023, our other investments decreased to $2.5 million from $11.4 million at December 31, 2022. The decrease is due to the fair value changes of our investment in Jet.AI in which the Company has an equity investment measured at fair value.

Reserve of losses and loss adjustment expenses. As of December 31, 2023, our reserve for loss and loss adjustment expenses decreased to $0 from $1.1 million at December 31, 2022. The decrease is due to the payment made during 2023 and no losses occurring in the current year.

Notes Payable to Noteholders. As of December 31, 2023, our notes payable decreased by $98,000 to $118,000 from $216,000 at December 31, 2022, The decrease is due to a payment made to noteholders on the underlying contracts for previous treaty periods.

Unearned Premiums Reserve. As of December 31, 2023, our unearned premiums reserve increased by $915,000, to $915,000 from $0 at December 31, 2022. The increase is due wholly to the recognition of premium income on in-force reinsurance contracts during the year ending December 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

General

We are organized as a holding company and provide administrative and management services to our subsidiaries, as well as to Oxbridge Acquisition Corp., a special purpose acquisition company, up to the time of its business combination with Jet.AI Inc. (“Jet.AI”) in August 2023. Our operations are conducted through our reinsurance subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS and our Web3 focused subsidiary, SurancePlus, which includes the underwriting of risks associated with our property and casualty reinsurance programs, as well as the tokenization of RWAs such as reinsurance contracts. We have minimal continuing cash needs at the holding company level, with such needs principally being related to the payment of administrative expenses and shareholder dividends (if any). There are restrictions on Oxbridge Reinsurance Limited’s and Oxbridge Re NS’ ability to pay dividends which are described in more detail below.

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts (net of brokerage fees and federal excise taxes, where applicable) and investment income, including interest, dividends and realized gains. We use cash to pay losses and loss adjustment expenses, other underwriting expenses, dividends, and general and administrative expenses. Substantially all of our surplus funds, net of funds required for cash liquidity purposes, are invested in accordance with our business plan and investment guidelines. Our investment portfolio, except for our investment in Jet.AI, is primarily comprised of cash and highly liquid securities, which can be liquidated, if necessary, to meet current liabilities, We believe that we have sufficient flexibility to liquidate any securities that we own to generate liquidity.

As of December 31, 2023, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no current plans to issue debt and expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, its subsidiaries Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for each subsidiary is $500. As of December 31, 2023, each subsidiary exceeded the minimum required. By law, each subsidiary is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing, and financing activities for the years ended December 31, 2023 and 2022 are summarized below.

Cash Flows for the Year ended December 31, 2023 (in thousands)

Net cash used in operating activities for the year ended December 31, 2023 totaled $1,260, which consisted primarily of cash received on net written premiums less cash disbursed for operating expenses. Net cash used in investing activities of $105 which due mainly to investment in note receivable from Jet.AI. Net cash provided by financing activities was $1,182 which consisted primarily of net proceeds from Delta Cat Re Tokens offset by the partial redemption payment made to noteholders.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2023, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

CRITICAL ACCOUNTING POLICIES

We are required to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. These accounting policies pertain to fair value measurements, particular with respect to our investment in Jet.AI., premium revenues and risk transfer, reserve for loss and loss adjustment expenses, and deferred acquisition costs.

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

As at December 31, 2023 we had no reserves for loss and loss adjustment expenses due to no significant events occurring during the year and no reported claims on contract in force. See Note 7 to the consolidated financial statements.

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K (December 31, 2023). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months and the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule-10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended December 31, 2023.

ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than the information regarding our code of ethics set forth below, the information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after December 31, 2023.

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

ITEM 11 EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2024 Annual Meeting of Shareholders or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after December 31, 2023.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2024 Annual Meeting of Shareholders or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after December 31, 2023.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2024 Annual Meeting of Shareholders or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after December 31, 2023.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2024 Annual Meeting of Shareholders or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after December 31, 2023.

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

ITEM 16 FORM 10-K SUMMARY

None.

Oxbridge Re Holdings Limited

Index to Exhibits

Exhibit	Title

3	Third Amended and Restated Memorandum and Articles of Association of Oxbridge Re Holdings Limited, as amended through December 19, 2014 (incorporated by reference to Exhibit 3.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed December 24, 2014) (Commission File No. 1-36346).

4.1	Warrant Agreement, dated March 26, 2014, between Oxbridge Re Holdings Limited and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed May 28, 2014) (Commission File No. 1-36346).

4.3	Amendment #1 to Warrant Agreement between Oxbridge Re Holdings Limited and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed on November 19, 2018) (Commission File No. 1-36346).

4.4#	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.

4.5	Amendment #2 to Warrant Agreement between Oxbridge Re Holdings Limited and Broadridge Corporate Issuer Solutions, LLC (incorporated by reference to Exhibit 4.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed on February 2, 2024) (Commission File No. 1-36346).

10.2*	Oxbridge Re Holdings Limited 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed December 24, 2014) (Commission File No. 1-36346).

10.4*	Amended and Restated Employment Agreement, dated January 9, 2023, with Jay Madhu (incorporated by reference to Exhibit 10.3 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed January 13, 2023) (Commission File No. 1-36346).

10.5*	Amended and Restated Employment Agreement, dated January 9, 2023, with Wrendon Timothy (incorporated by reference to Exhibit 10.4 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed January 13, 2023) (Commission File No. 1-36346).

10.6*	Form of Oxbridge Re Holdings Limited 2014 Omnibus Incentive Plan Restricted Share Award (incorporated by reference to Exhibit 10.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed January 28, 2015) (Commission File No. 1-36346).

10.7*	Form of Oxbridge Re Holdings Limited 2014 Omnibus Incentive Plan Share Option Award Agreement (incorporated by reference to Exhibit 10.2 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed January 28, 2015) (Commission File No. 1-36346).

10.8*	Oxbridge Re Holdings 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed January 13, 2023) (Commission File No.1-36346).

10.9*	Form of Restricted Stock Agreement under the Oxbridge Re Holdings Limited 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed January 13, 2023) (Commission File No.1-36346).

10.10	Oxbridge Re Holdings Limited Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed January 13, 2023) (Commission File No.1-36346).

10.11	Share Purchase Agreement, dated August 11, 2021, by and between Oxbridge Reinsurance Limited and OAC Sponsor Ltd. (incorporated by reference to Exhibit 10.7 to Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q filed November 7, 2021) (Commission File No. 1-36346).

10.12	Equity Distribution Agreement, dated September 20, 2022, between Oxbridge Re Holdings Limited and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed September 30, 2022) (Commission File No.1-36346).

97.1#	Clawback Policy.

21.1	List of Subsidiaries of Oxbridge Re Holdings Limited.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101	The following materials from Oxbridge Re Holdings Limited’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Shareholders’ Equity and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates a management contract or compensatory plan or arrangement.

# Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

By	/s/ JAY MADHU
Jay Madhu
Chief Executive Officer and President (Principal Executive Officer)

Date:	March 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 25, 2024 by the following persons on behalf of the registrant and in the capacities indicated:

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

To the Shareholders and the Board of Directors

Oxbridge Re Holdings Limited

Grand Cayman, Cayman Islands:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Oxbridge Re Holdings Limited and Subsidiaries (the “Company”), as of December 31, 2023 and 2022 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended and the related notes and the consolidated financial statement schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 26, 2024

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At December 31,
	2023	2022

Assets
Investments:
Equity securities, at fair value (cost: $1,926)	$680	642
Cash and cash equivalents	495	1,207
Restricted cash and cash equivalents	3,250	2,721
Premiums receivable	977	282
Other investments	2,478	11,423
Loan receivable	100	-
Due from related parties	63	45
Deferred policy acquisition costs	101	-
Operating lease right-of-use assets	9	44
Prepayment and other assets	96	114
Prepaid offering costs	-	133
Property and equipment, net	4	5
Total assets	$8,253	16,616

Liabilities and Shareholders’ Equity
Liabilities:
Other Liabilities – Delta Cat Re Tokenholders	$1,523	-
Notes payable to noteholders	118	216
Reserve for losses and loss adjustment expenses	-	1,073
Unearned premiums reserve	915	-
Operating lease liabilities	9	44
Accounts payable and other liabilities	356	294
Total liabilities	2,921	1,627

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 5,870,234 and 5,769,587 shares issued and outstanding)	6	6
Additional paid-in capital	32,740	32,482
Accumulated Deficit	(27,414)	(17,499)
Total shareholders’ equity	5,332	14,989
Total liabilities and shareholders’ equity	$8,253	16,616

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Operations

(expressed in thousands of U.S. Dollars, except per share amounts)

	Years Ended December 31,
	2023	2022

Revenue
Assumed premiums	$2,170	645
Change in unearned premiums reserve	(915)	350

Net premiums earned	1,255	995
SurancePlus fee income	300	-
Net investment and other income	303	201
Net realized investment gain	-	27
Unrealized loss on other investments	(8,945)	(35)
Change in fair value of equity securities	38	(338)

Total revenue	$(7,049)	850

Expenses
Losses and loss adjustment expenses	$-	1,073
Policy acquisition costs and underwriting expenses	141	110
General and administrative expenses	2,183	1,413

Total expenses	$2,324	2,596

Loss before income attributable to noteholders and tokenholders	$(9,373)	(1,746)

Income attributable to noteholders and tokenholders	(542)	(43)

Net loss	$(9,915)	(1,789)

Loss per share
Basic and Diluted	(1.69)	(0.31)

Weighted-average shares outstanding
Basic and Diluted	5,867,129	5,772,396

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(expressed in thousands of U.S. Dollars)

	Years ended December 31
	2023	2022
Operating activities
Net loss	$(9,915)	(1,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	258	127
Depreciation and amortization	6	4
Net realized investment gains	-	(27)
SurancePlus fee income	(300)	-
Change in fair value of equity securities	(38)	338
Change in fair value of other investments	8,945	35
Change in operating assets and liabilities:
Premiums receivable	(695)	2
Due from related parties	(18)	(40)
Deferred policy acquisition costs	(101)	38
Prepayment and other assets	18	(64)
Prepaid offering costs	133	(133)
Other Liablities Delta Cat Re Tokenholders	543	-
Losses payable	(1,073)	1,073
Unearned premiums reserve	915	(350)
Accounts payable and other liabilities	62	(43)

Net cash used in operating activities	$(1,260)	(829)

Investing activities
Purchase of equity securities	-	(1,002)
Purchase of loan receivable	(100)	-
Purchase of other investments	-	(285)
Proceeds from sale of equity securities	-	626
Purchase of property and equipment	(5)	-

Net cash used in investing activities	$(105)	(661)

Financing activities
Partial redemption of notes payable to noteholders	(98)	-
Gross proceeds from the issuance of Delta Cat Re tokens	1,280	-
Net cash provided by financing activities	$1,182	-

	(continued)

F-4

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(expressed in thousands of U.S. Dollars)

	Years ended December 31
	2023	2022

Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the year	$(183)	(1,490)
Balance at beginning of year	$3,928	5,418

Balance at end of year	$3,745	3,928

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2023 and 2022

(expressed in thousands of U.S. Dollars, except per share amounts)

	Ordinary Share Capital		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2021	5,749,587	$6	$32,355	$(15,710)	$16,651
Net loss for the year	-	-	-	(1,789)	(1,789)
Issuance of restricted stock	20,000	-	-	-	-
Share-based compensation	-	-	127	-	127
Balance at December 31, 2022	5,769,587	$6	$32,482	$(17,499)	$14,989

Balance at December 31, 2022	5,769,587	$6	32,482	(17,499)	14,989

Net loss for the year	-	-	-	(9,915)	(9,915)
Issuance of Restricted stock, net	100,647	-	-	-	-
Share-based compensation	-	-	258	-	258
Balance at December 31, 2023	5,870,234	$6	$32,740	$(27,414)	$5,332

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. ORGANIZATION AND BASIS OF PRESENTATION

(a) Organization

Oxbridge Re Holdings Limited (the “Company”) was incorporated as an exempted company on April 4, 2013 under the laws of the Cayman Islands. The Company directly owns 100% of the equity interest in Oxbridge Reinsurance Limited, an exempted entity incorporated on April 23, 2013 under the laws of the Cayman Islands and for which a Class “C” Insurer’s license was granted on April 29, 2013 under the provisions of the Cayman Islands Insurance Law. The Company also indirectly owns 100% of the equity interest in Oxbridge Re NS, an entity incorporated as an exempted company on December 22, 2017 under the laws of the Cayman Islands to function as a reinsurance sidecar facility and to increase the underwriting capacity of Oxbridge Reinsurance Limited. The Company also indirectly owns 100% of the equity interest in SurancePlus, an entity incorporated as a business company on December 19, 2022 under the laws of the British Virgin Islands to issue digital securities. The Company and its subsidiaries (collectively “Oxbridge Re”) provide the following: SurancePlus; is a Web3-focused subsidiary that currently leverages blockchain technology to democratize access to high-return reinsurance contracts via digital securities. Oxbridge Reinsurance Limited; is a licensed reinsurance subsidiary that provides reinsurance business solutions primarily to property and casualty insurers in the Gulf Coast region of the United States; Oxbridge Re NS; a licensed reinsurance SPV/side car that provides third-party investors with access to reinsurance contracts with returns uncorrelated to the financial markets. The Company operates as a single business segment through its wholly-owned subsidiaries. The Company’s headquarters and principal executive offices are located at Suite 201, 42 Edward Street, George Town, Grand Cayman, Cayman Islands, and have their registered offices at P.O. Box 309, Ugland House, Grand Cayman, Cayman Islands.

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

Revenue Recognition

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

Investments: The Company from time to time invests in fixed-maturity securities and equity securities, and for which its fixed-maturity securities are classified as available-for-sale. The Company’s available for sale fixed-maturity investments are carried at fair value with changes in fair value included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. For the Company’s investment in equity securities, and for the Company’s investment in Jet.AI. classified as “other investments”, the changes in fair value are recorded within the consolidated statements of operations. At December 31, 2023 and 2022 the company did not own any fixed maturity debt securities.

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

Offering Expenses:

During the year ended December 31, 2023 the Company recognized offering costs totaling $133,000 on the consolidated statements of operations which was related to an equity distribution agreement with Maxim Group LLC (“Maxim”) for the sale of the ordinary shares. During the year ended December 31, 2023, the Company recognized in the consolidated statements of operations $236,000 of offering expenses in relation to the offering of Delta Cat Re digital securities issuable by the Company’s new subsidiary, SurancePlus Inc. (See Note 6)

In accordance with the terms of the equity distribution agreement with Maxim, we intend to offer and sell ordinary shares having an aggregate offering price of up to $6.3 million from time to time.

Property and equipment: Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the years ended December 31, 2023 and 2022, there were no impairments in property and equipment.

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

Ceded premiums are written during the period in which the risk incept and are expensed over the contract period in proportion to the period of protection. Unearned premiums ceded consist of the unexpired portion of the reinsurance obtained. There were no unearned premiums ceded at December 31, 2023 and 2022.

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

Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at December 31, 2023.

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

Share-Based Compensation: The Company accounts for share-based compensation under the fair value recognition provisions of GAAP which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors, including stock options and restricted stock issuances based on estimated fair values. The Company measures compensation for restricted stock based on the price of the Company’s ordinary shares at the grant date. Determining the fair value of stock options at the grant date requires significant estimation and judgment. The Company uses an option-pricing model (Black-Scholes option pricing model) to assist in the calculation of fair value for stock options. When estimating the expected volatility, the Company takes into consideration the historical volatility of entities similar to itself. The Company considers factors such as an entity’s industry, stage of life cycle, size and financial leverage when selecting similar entities. The Company may use a sample peer group of companies in the reinsurance industry and/or the Company’s own historical volatility in determining the expected volatility

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Additionally, the Company uses the guidance in the SEC’s Staff Accounting Bulletin No. 107 to determine the estimated life of options issued and has assumed no forfeitures during the life of the options.

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

Reclassifications: Any reclassifications of prior period amounts have been made to conform to the current period presentation.

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	December 31,
	2023	2022
	(in thousands)
Cash held on deposit	$495	$1,207
Restricted cash held in trust	3,250	2,721
Total	$3,745	$3,928

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

4. INVESTMENTS

The Company from time to time invests in fixed-maturity securities and equity securities, with its fixed-maturity securities classified as available-for-sale. At December 31, 2023 and 2022, the Company did not hold any available-for-sale securities.

Proceeds received, and the gross realized gains and losses from sale of equity securities, for the years ended December 31, 2023 and 2022 are as follows:

	Gross proceeds from sales	Gross Realized Gains	Gross Realized Losses
	($ in thousands)

Year ended December 31, 2023
Equity securities	$-	$-	$-

Year ended December 31, 2022
Equity securities	$626	$27	$-

Other Investments

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

The Company’s beneficial interests in Jet. AI’s ordinary shares, public warrants and Extension Loan are recorded at fair value and are classified in “Other Investments” on the consolidated balance sheets. The fair value calculation of the Company’s beneficial interest in Jet.AI’s ordinary shares and public warrants is dependent on the observable trading prices of JetAI’s Class A shares and public warrants. The fair value calculation of the Company’s beneficial interest in the Extension Loan is estimated to be the pro-rata original principal amount of the Extension Loan due to the short-term nature.

The Sponsor holds 2,875,000 ordinary shares, 575 Series A-1 preferred shares with purchase price of $1,000 each, along with the 4,897,500 warrants. One of the Company’s executive officers is an independent member of Jet.AI’s board.

As a result of the re-measurement of our investment in Jet.AI, we recognized for the year ended December 31, 2023, an unrealized loss of $8,945,000 within our consolidated statements of operations.

Other investments as of December 31, 2023 and 2022 consist of the following (in thousands):

	December 31,
	2023	2022
Jet.AI Series A-1 Convertible Preferred Stock	$285	$-
Jet.AI. Promissory Note	-	214
Jet.AI. common stock (2022: Class B Ordinary Shares)	2,193	11,209
Total	$2,478	$11,423

Beginning of year	$11,423	$11,173
Investment in affiliate	-	285
Unrealized loss on investment in affiliate	(8,945)	(35)
End of year	$2,478	$11,423

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

4. INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2023 and 2022:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2023	($ in thousands)
Financial Assets:
Cash and cash equivalents	$495	$-	$-	$495

Restricted cash and cash equivalents	$3,250	$-	$-	$3,250

Other investments	$2,193	$-	$285	$2,478

Equity securities	$680	$-	$-	$680

Total	$6,618	$-	$285	$6,903

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2022	($ in thousands)
Financial Assets:
Cash and cash equivalents	$1,207	$-	$-	$1,207

Restricted cash and cash equivalents	$2,721	$-	$-	$2,721

Other investments	$-	$-	$11,423	$11,423

Equity securities	$642	$-	$-	$642

Total	$4,570	$-	$11,423	$15,993

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

4. INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2023 and 2022 except as disclosed below.

In the financial statements for the year ended December 31, 2023, there has been a notable change in the classification of our investment in Jet.AI from Level 3 to Level 1 within the fair value hierarchy. This change is attributed to Oxbridge Acquisition Corp. (“OXAC”) successfully completing a business combination with Jet.AI Inc (“Jet.AI”) in August 2023, resulting in the investment now having an active market with readily available quoted prices.

Previously classified as Level 3 due to the reliance on unobservable inputs, the investment is now categorized as Level 1, as it is valued based on quoted prices in an active market. This change reflects the increased liquidity and transparency associated with Jet.AI’s publicly traded status, allowing for a more reliable and market-driven valuation of our investments.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the other investments classified as Level 3:

	Year ended
	December 31,
	2023	2022
	($ in thousands)
Fair value of Level 3 other investments at beginning of year	$11,423	$11,173
Transfer to Level 1	(11,138)
Investment in affiliate	-	285
Change in valuation inputs or other assumptions	-	(35)
Fair value of Level 3 other investment at December 31, 2023	$285	$11,423

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

6. VARIABLE INTEREST ENTITIES (continued)

Notes Payable to Series 2020-1 noteholders

Oxbridge Re NS entered into a retrocession agreement with Oxbridge Reinsurance Ltd on June 1, 2020 and issued $216,000 of participating notes which provides quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. The participating notes have been assigned Series 2020-1 and matured on June 1, 2023. Participating notes totaling $98,000 were redeemed during the year-ended December 31, 2023 resulting in a balance due of $118,000 at December 31, 2023. None of the participating notes were redeemed during the year ended December 31, 2022.

The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for year ended December 31, 2023 was $0. The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the year ended December 31, 2022 was $43,000 and are included within accounts payable and other liabilities at December 31, 2023 and 2022.

SurancePlus Inc.

SurancePlus Inc., a wholly-owned subsidiary of Oxbridge Re Holdings Limited, was incorporated as a British Virgin Islands Business Company on December 19, 2022 for the purposes of tokenizing reinsurance contracts underwritten by its affiliated licensed reinsurer, Oxbridge Re NS.

On March 27, 2023, the Company and SurancePlus Inc. (“SurancePlus”), issued a press release announcing the commencement of an offering by SurancePlus of DeltaCat Re tokenized reinsurance securities (the “Tokens”), which represent Series DeltaCat Preferred Shares of SurancePlus (“Preferred Shares”, and together with the Tokens, the “Securities”). Each digital security or token, which will have a purchase price of $10.00 per Token, will represent one Preferred Share of SurancePlus. On September 11, 2023, the DeltaCat Re tokens were reclassified as tokenized interests carrying rights equivalent to the DeltaCat Re Preferred Shares in accordance with the provisions of British Virgin Islands law.

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

On June 27, 2023, SurancePlus Inc. completed its private placement (the “Private Placement”) of Series DeltaCat Re Preferred Shares represented by DeltaCat Re Tokens (the “Securities”). On June 27, 2023, SurancePlus entered into subscription agreements with accredited investors and non-U.S. persons in the Private Placement with respect to 229,766 of the Securities at a purchase price of $10.00 per token for aggregate gross proceeds of $2,297,660. SurancePlus also previously entered into subscription agreements for and sold 15,010 of the Securities between April 5, 2023 and May 18, 2023 for gross proceeds of $150,100, also at a purchase price of $10.00 per token. The aggregate amount raised in the Private Placement was $2,447,760 for the issuance of 244,776 Securities of which approximately $1,280,000 was received from third-party investors and approximately $1,167,000 from Oxbridge Re Holdings Limited. Approximately $300,000 and $274,000 of ITOM fees were deducted from the gross proceeds from the third-party investors and Oxbridge Re Holdings Limited, respectively., The tokens were issued on the Avalanche blockchain. Ownership of DeltaCat Re tokenized reinsurance securities indirectly confers fractionalized interests in reinsurance contracts underwritten by Oxbridge Re’s reinsurance subsidiary, Oxbridge Re NS, for the 2023-2024 treaty year.

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

The selected unconsolidated historical financial information and other data presented below is derived from SurancePlus’ standalone unaudited financial statements for year ended December 31, 2023 and the balance sheet data as of December 31, 2023.

For Year Ended
Statement of Operations Data:	December 31, 2023
(Unaudited)

Surance Plus fee income	$574
Underwriting related income	1,140
Total revenue	$1,714
Expenses	$(272)
Income attributable to tokenholders	$(1,036)
Net income	$406

Balance Sheet Data:	At December 31, 2023
(Unaudited)
(In thousands)
Total assets	$3,588
Amounts due to Delta Cat Re Tokenholders*	$2,016
Due to Parent	$47
Total shareholder’s equity	$1,525

*	includes underwriting profit of $494,000 due to Parent.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table summarizes the Company’s loss and loss adjustment expenses (“LAE”) and the reserve for loss and LAE reserve movements for the years ended December 31, 2023 and 2022

	Year ended
	December 31,
	2023	2022
	($ in thousands)

Gross balance, beginning of year	$1,073	-
Incurred, net of reinsurance, related to:
Current year	-	1,073
Prior year	-	-
Total incurred	-	1,073
Paid related to:
Current year	-	-
Prior year	(1,073)	-
Total paid	-	-
Balance, end of year	$-	1,073

When losses occur, the reserves for losses and LAE are typically comprised of case reserves (which are based on claims that have been reported) and IBNR reserves (which are based on losses that are believed to have occurred but for which claims have not yet been reported and include a provision for expected future development on existing case reserves). The Company typically suffers limit losses in the event of a Category 3 or above hurricane making landfall in a populated area where the Company has catastrophe risk exposure. For the year ended December 31, 2023, the Company has recorded it’s reserves for losses and LAE based on the contractual maximum loss the Company can suffer under the affected contracts.

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

There were no losses incurred during the year ended December 31, 2023. The losses incurred during the year ended December 31, 2022 related to a first limit loss suffered by the Company as a result of underwriting exposure to Hurricane Ian, which made landfall in Florida on September 28, 2022.

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

There were no significant changes in the Company’s methodology or assumptions relating to the Company’s reserve for loss and loss adjustment expenses for the years ended December 31, 2023 or 2022.

Claims Development Tables, IBNR Reserves and Claims Frequency

The following table discloses information about the Company’s incurred and paid claims development as of December 31, 2023, as well as cumulative claim frequency and the total of incurred-but-not-reporting and expected development on reported claims included within the net incurred claims amounts. A claim is defined as a reported loss from a cedant on an excess-of-loss reinsurance contract arising from a loss event for which the Company records a paid loss or case reserve. The Company operates a single business segment, being property catastrophe reinsurance.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (continued)

Property Catastrophe Reinsurance

(in thousands)

Incurred Losses and Loss Adjustment Expenses

Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	As of December 31, 2023 Total of Incurred-but -Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
									(dollars in thousands)
2016	$14,775	$18,801	$17,795	$17,689	$17,689	$17,689	$17,689	$17,689	$-	5
2017		$38,401	$38,401	$38,401	$38,401	$38,401	$38,401	$38,401	$-	8
2018			$10,000	$10,000	$10,000	$10,000	$10,000	$10,000	$-	2
2019				$-	$-	$-	$-	$-	$-	-
2020					$-	$-	$-	$-	$-	-
2021						$158	$158	$158	$-	1
2022							$1,073	$1,073	$-	1
2023							$-	$-	$-	-
	Total						$67,321	$67,321	$-

Cumulative Paid Losses and Loss Adjustment Expenses

Accident Year	2016	2017	2018	2019	2020	2021	2022	2023
2016	$6,073	$16,073	$17,687	$17,689	$17,689	$17,689	$17,689	$17,689
2017		$36,293	$38,401	$38,401	$38,401	$38,401	$38,401	$38,401
2018			$6,000	$10,000	$10,000	$10,000	$10,000	$10,000
2019				$-	$-	$-	$-	$-
2020					$-	$-	$-	$-
2021						$158	$158	$158
2022							$1,073	$1,073
2023						$-		$-
	Total						$67,321	$67,321
Reserve for loss and loss adjustment expenses at December 31, 2023, net of reinsurance							$-	$-

The following table shows the historical average annual percentage payout of claims at December 31, 2022.

	Average Annual Percentage Payout of Incurred Claims by Age

Years	1	2	3	4	5	6

Property Catastrophe Reinsurance	57.8%	34.0%	9.1%	0.0%	0.0%	0%

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

8. LOSS PER SHARE

A summary of the numerator and denominator of the basic and diluted loss per share is presented below (dollars in thousands except per share amounts):

	Years ended December 31
	2023	2022

Numerator:
Net loss	$(9,915)	(1,789)

Denominator:
Weighted average shares - basic	5,867,129	5,772,396
Effect of dilutive securities - Stock options	-	-
Shares issuable upon conversion of warrants	-	-
Weighted average shares - diluted	5,867,129	5,772,396
Loss per share - basic	$(1.69)	(0.31)
Loss earnings per share - diluted	$(1.69)	(0.31)

For the years ended December 31, 2023, and 2022, options to purchase 871,250 ordinary shares were anti-dilutive due to the net losses during those years.

GAAP requires the Company to use the two-class method in computing basic loss per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted loss per share during the years ended December 31, 2023 and 2022.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

9. WARRANTS

There were 8,230,700 warrants outstanding at December 31, 2023 and 2022. One warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per share on or before March 26, 2024. The Company at its option may cancel the warrants in whole or in part, provided that the closing price per ordinary share has exceeded $9.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period. No warrants were exercised during the years ended December 31, 2023 and 2022.

On January 29, 2024, the Company extended the expiration date of the warrants (NASDAQ: OXBRW) (the “Warrants”) to 5:00 p.m. Philadelphia time on the earlier to occur of (a) March 26, 2029 and (b) the date fixed for cancellation by the Company following any 20-trading day period in which the Company’s ordinary shares traded above $9.38 per share for at least ten trading days.

10. DIVIDENDS

As of December 31, 2023, none of the Company’s accumulated deficit were restricted from payment of dividends to the company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in its subsidiaries, a dividend from the subsidiaries would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement.

11. SHARE-BASED COMPENSATION

The Company currently has outstanding share-based awards granted under the 2014 Omnibus Incentive Plan (the “2014 Plan”) and the 2021 Omnibus Incentive Plan (the “2021 Plan”) (herein collectively referred to as “the Plans”). Under each of the Plans, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. During the year ended December 31, 2023, the Company granted an aggregated of 100,647 of restricted stock to directors, officers and employees under the 2021 Plan. At December 31, 2023, there were 895,353 shares and 11,750 shares available for grant under the 2021 Plan and the 2014 Plan, respectively.

Stock options

Stock options granted and outstanding under the Plans vests quarterly over four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the years ended December 31, 2023 and 2022 is as follows (option amounts not in thousands):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2022	871,250	$4.67	5.8 years	$-
Exercisable at December 31, 2022	721,250	$4.39	5.3 years	$-

Outstanding at December 31, 2022	871,250	4.67	5.8 years	$-
Forfeited	(25,000)	(6.00)
Outstanding at December 31, 2023	846,250	$4.63	4.8 years	$-
Exercisable at December 31, 2023	783,750	$4.52	4.6 years	$-

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

11. SHARE-BASED COMPENSATION (continued)

Compensation expense recognized for the years ended December 31, 2023 and 2022 totaled $20,000 and $58,000, respectively, and is included in general and administrative expenses. At December 31, 2023 and 2022, there was approximately $20,000 and $48,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plans. The Company expects to recognize the remaining compensation expense over a weighted-average period of twelve (12) months.

There were no options granted during the year ended December 31, 2023 or 2022.

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

Information with respect to the activity of unvested restricted stock awards during the year ended December 31, 2023 is as follows (share amounts not in thousands):

	Weighted- Number of Restricted Stock Awards	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2022	15,000
Granted	32,000	$3.57
Vested	(12,000)
Forfeited	(12,000)	3.57
Nonvested at December 31, 2022	23,000
Granted	100,647	$2.37
Vested	(77,574)	2.37
Nonvested at December 31, 2023	46,073

Compensation expense recognized for the years ended December 31, 2023 and 2022 totaled $238,000 and $69,000, respectively, and is included in general and administrative expenses. At December 31, 2023 and 2022, there was approximately $133,000 and $121,000, respectively, of unrecognized compensation expense related to non-vested restricted stock granted under the Plans. The Company expects to recognize the remaining compensation expense over a weighted-average period of seven (7) months.

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

At December 31, 2023, the Oxbridge Reinsurance Limited’s net worth of $10 thousand exceeded the minimum and prescribed capital requirement. For the years ended December 31, 2023 and 2022, Oxbridge Reinsurance Ltd.’s net loss was approximately $11.29 million and $2.0 million, respectively.

At December 31, 2023, the Oxbridge Re NS’ net worth of $223 thousand exceeded the minimum and prescribed capital requirement. For the years ended December 31, 2023 and 2022, Oxbridge Re NS’ net income was approximately $68,000 and $11,000, respectively.

The Subsidiaries are not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiaries’ GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of December 31, 2023 or for the year then ended.

13. FAIR VALUE AND CERTAIN RISKS AND UNCERTAINTIES

Fair values

With the exception of balances in respect of insurance contracts (which are specifically excluded from fair value disclosures under GAAP) and investment securities as disclosed in Note 4 of these consolidated financial statements, the carrying amounts of all other financial instruments, which consist of cash and cash equivalents, restricted cash and cash equivalents, premiums receivable and other assets, loan receivable, notes payable, and accounts payable and other liabilities, approximate their fair values due to their short-term nature.

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

The Company mitigates its concentration of credit risk and counterparty risk by using reputable several counterparties which decreases the likelihood of any significant concentration of credit risk with any one counterparty.

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

The Company has two operating lease obligations namely for the Company’s office facilities located at Suite 201, 42 Edward Street Grand Cayman, Cayman Islands and residential space at Turnberry Villas in Grand Cayman, Cayman Islands. The office lease has a remaining lease term of approximately two (2) month and was renewed subsequent to year end for a period of five (5) years. The residential lease has a remaining lease term of less than 1 month and was renewed subsequent to year end for a period of three (3) years.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

14. LEASES (continued)

The components of lease expense and other lease information as of and during the years ended December 31, 2023 and 2022 are as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Operating Lease Cost (1)	$108	$96

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$108	$96

(1)	Includes short-term leases

	At December 31,
(in thousands)	2023	2022
Operating lease right-of-use assets	$9	$44

Operating lease liabilities	$9	$44

Weighted-average remaining lease term - operating leases	0.39 years	1.17 years

Weighted-average discount rate - operating leases	7.13%	6.5%

Future minimum lease payments under non-cancellable leases as of December 31, 2023 and 2022, reconciled to our discounted operating lease liability presented on the consolidated balance sheets are as follows:

	At December 31,
(in thousands)	2023	2022
2023	$-	$40
2024	9	6
Total future minimum lease payments	$9	$46

Less imputed interest	-	(2)
Total operating lease liabilities	$9	$44

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

15. RELATED PARTY TRANSACTIONS

Administrative Services Agreement

Commencing on the effective date of the SPAC’s IPO, the Sponsor agreed to pay the Company a total of up to $10,000 per month for office space, utilities, secretarial and administrative support to the Sponsor and the SPAC. Upon completion of the SPAC’s initial Business Combination or the SPAC’s liquidation, the Sponsor will cease paying these monthly fees. For the years ended December 31, 2023 and 2022, the company recorded income of $80,000 and $90,000, respectively, from the Sponsor under the Administrative Services Agreement, which is included in “net investment and other income” in the consolidated statements of operations. At December 31, 2023, the Company recorded a receivable of $62,000 relating to the Oxbridge Reinsurance portion of the working capital loan which is included in “due from related parties” in the consolidated balance sheets. At December 31, 2022, the Company recorded a receivable of $45,000 which is included in “due from related parties” in the consolidated balance sheets.

Participating Notes

During the year ending December 31, 2021, Mr. Jay Madhu, a director and officer of the Company and its subsidiaries, invested a principal amount of $68,000 in Series 2020-1 participating notes. During the year ended December 31, 2023, Mr. Madhu received a payment of $76,000 representing partial redemption of principal and return on investment.

DeltaCat Re Tokens

During the year ended December 31, 2023, Mr. Jay Madhu, a director and officer of the Company and its subsidiaries, entered into subscription agreement to purchase a total of 6,200 Series DeltaCat Re tokens at a purchase price of $10.00 per token for aggregate gross proceeds of $62,000. Ownership of DeltaCat Re tokenized reinsurance securities indirectly confers fractionalized interests in reinsurance contracts underwritten by Oxbridge Re NS for the 2023-2024 treaty year.

TypTap Insurance Company (“TypTap”) Contract

During the year ended December 31, 2023 the Company entered into a reinsurance agreement with TypTap, an insurance subsidiary of HCI Group, Inc., which is a related entity through common directorship. At December 31, 2023, included within premium receivable, deferred acquisition costs and unearned premiums on the consolidated balance sheets are amounts equal to $489,000, $50,000 and $458,000 respectively, relating to the reinsurance agreement with TypTap. During the year ended December 31, 2023, included within assumed premiums, change in unearned premium reserve and policy acquisition costs and underwriting expenses on the consolidated statements of operations are amounts equal to $1,099,000, ($458,000) and $70,000, respectively.

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

The Company invested the sum of $100,000 in the Notes and is recorded as “Loan Receivable” on the consolidated balance sheets at cost. On March 11, 2024, the Notes matured and were redeemed by Jet.AI in accordance with the Bridge Agreement. The Company receive an aggregate of $140,000 upon the redemption of the Notes.

16. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	At December 31,
	2023	2022

Leasehold improvements	$21	$21
Furniture and Fixtures	41	38
Motor vehicle	34	34
Computer equipment and software	39	37
Total, at cost	135	130
less accumulated depreciation and amortization	(131)	(125)
Property and equipment, net	$4	$5

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

17. SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements.

Other than as disclosed in Notes 9 and 15 above, there were no events subsequent to December 31, 2023 for which disclosure was required.

SCHEDULE I

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES

AS OF DECEMBER 31, 2023

(expressed in thousands of U.S. dollars)

	Cost or		Consolidated
	Amortized	Fair	Balance Sheet
Type of investment	Cost	Value	Value

Equity securities	$1,926	$680	$680

Total investments	$1,926	$680	$680

SCHEDULE II

OXBRIDGE RE HOLDINGS LIMITED

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEET - PARENT COMPANY ONLY

(expressed in thousands of U.S. Dollars)

	At December 31,
	2023	2022

Assets

Cash and cash equivalents	247	931
Equity securities	680	642
Investment in subsidiaries	1,757	9,389
Due from subsidiaries	2,905	3,872
Due from related party	-	35
Loan receivable	100	-
Prepayment and other assets	82	105
Prepaid offering costs	-	133
Operating lease right-of-use assets	9	44
Property and equipment, net	4	5
Total assets	$5,784	15,156

Liabilities and Shareholders’ Equity
Liabilities:
Operating lease liabilities	9	44
Due to Subsidiary	250	-
Accounts payable and other liabilities	193	123
Total liabilities	452	167

Shareholders’ equity:
Ordinary share capital	6	6
Additional paid-in capital	32,740	32,482
Accumulated Deficit	(27,414)	(17,499)
Total shareholders’ equity	5,332	14,989
Total liabilities and shareholders’ equity	$5,784	15,156

SCHEDULE II (continued)

OXBRIDGE RE HOLDINGS LIMITED

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS - PARENT COMPANY ONLY

(expressed in thousands of U.S. Dollars)

	Years Ended December 31,
	2023	2022

Revenue
Net investment income	$71	47
Change in fair value of equity securities	38	(338)
Net realized investment gain	-	27
Management fees and other income	2,978	1,883
Operating expenses	(1,912)	(1,406)
Income before equity in loss of subsidiaries	1,175	213
Equity in loss of subsidiaries	(11,090)	(2,002)

Net loss	$(9,915)	(1,789)

SCHEDULE II (continued)

OXBRIDGE RE HOLDINGS LIMITED

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENT OF CASH FLOWS - PARENT COMPANY ONLY

(expressed in thousands of U.S. Dollars)

	Years Ended December 31,
	2023	2022
Operating activities
Net loss	$(9,915)	(1,789)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in loss of subsidiaries	11,090	2,002
Share-based compensation	258	127
Underwriting Income – SurancePlus	(494)	-
Depreciation	6	4
Net realized investment gain	-	(27)
Change in fair value of equity securities	(38)	338
Change in operating assets and liabilities:
Due from subsidiary	967	(1,763)
Due from related party	35	(30)
Due to subsidiary	250	-
Prepayment and other assets	23	(55)
Prepaid offering costs	133	(133)
Accounts payable and other liabilities	70	(87)

Net cash provided by (used in) operating activities	$2,385	(1,413)

Investing activities
Purchase of equity securities	-	(1,002)
Purchase of loan receivable	(100)	-
Investment in subsidiary	(2,964)	(507)
Proceeds from sale of equity securities	-	626
Purchase of property and equipment	(5)	-

Net cash used in investing activities	$(3,069)	(883)

Net change in cash and cash equivalents	(684)	(2,296)
Cash and cash equivalents at beginning of year	931	3,227
Cash and cash equivalents at end of year	$247	931

SCHEDULE III

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(expressed in thousands of U.S. dollars)

Year	Segment	Deferred acquisition costs, net	Reserves for losses and loss adjustment expenses – gross	Unearned premiums – gross	Net premiums earned	Investment income	Net losses, and loss adjustment expenses	Amortization of deferred acquisition costs	Operating expenses	Gross premiums written
2023	Property & Casualty	$-	$-	$-	$1,255	$-	$-	$141	$2,183	$2,170

2022	Property & Casualty	$-	$1,073	$-	$995	$27	$1,073	$110	$1,413	$645

SCHEDULE IV

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

REINSURANCE INFORMATION

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

(expressed in thousands of U.S. dollars)

Year	Segment	Direct Gross Premiums	Premiums ceded to other companies	Premiums assumed from other companies	Net amount	Percentage of amount assumed to net
2023	Property & Casualty	$-	$-	$2,170	$2,170	100%

2022	Property & Casualty	$-	$-	$645	$645	100%

