Form 10-Q
period 2024-03-31
OXBRIDGE RE HOLDINGS Ltd
filed 2024-05-09
CIK 1584831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 09, 2024; 6,006,661 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At March 31, 2024	At December 31, 2023
	(Unaudited)
Assets
Investments:
Equity securities, at fair value (cost: $1,563 and $1,926)	$284	680
Cash and cash equivalents	532	495
Restricted cash and cash equivalents	3,780	3,250
Premiums receivable	489	977
Other Investments	1,790	2,478
Loan Receivable	-	100
Due from Related Party	63	63
Deferred policy acquisition costs	40	101
Operating lease right-of-use assets	148	9
Prepayment and other assets	123	96
Prepaid Offering Costs	12	-
Property and equipment, net	2	4
Total assets	$7,263	8,253

Liabilities and Shareholders’ Equity
Liabilities:
Notes payable to noteholders	118	118
Notes payable to DeltaCat Re Tokenholders	1,918	1,523
Unearned Premium Reserve	366	915
Operating lease liabilities	148	9
Accounts payable and other liabilities	214	356
Total liabilities	2,764	2,921

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 6,006,661 and 5,870,234 shares issued and outstanding)	6	6
Additional paid-in capital	32,812	32,740
Accumulated Deficit	(28,319)	(27,414)
Total shareholders’ equity	4,499	5,332
Total liabilities and shareholders’ equity	$7,263	8,253

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(expressed in thousands of U.S. Dollars, except per share amounts)

	Three Months Ended March 31,
	2024	2023

Revenue

Net premiums earned	549	-
Net investment and other income	62	89
Interest and gain on redemption of loan	41	-
Unrealized (loss) gain on other investments	(688)	381
Change in fair value of equity securities	(89)	76

Total revenue	(125)	546

Expenses
Policy acquisition costs and underwriting expenses	60	-
General and administrative expenses	488	404

Total expenses	548	404

(Loss) Income before income attributable to noteholders	(673)	142

Income attributable to noteholders	(232)	-

Net (loss) income	(905)	142

(Loss) Earnings per share
Basic and Diluted	(0.15)	0.02

Weighted-average shares outstanding
Basic and Diluted	6,005,162	5,857,643

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net (loss) income	$(905)	142
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	72	54
Depreciation and amortization	2	2
Change in fair value of other investments	688	(381)
Change in fair value of equity securities	89	(76)
Interest and gain on redemption of loan	(41)	-
Change in operating assets and liabilities:
Premiums receivable	488	138
Due from related party	-	(24)
Deferred policy acquisition costs	61	-
Prepayment and other assets	(27)	(34)
Prepaid Offering Costs	(12)
Other Liablities Delta Cat Re Tokenholders	395	-
Unearned premiums reserve	(549)	-
Accounts payable and other liabilities	(142)	39

Net cash provided by (used in) operating activities	$119	(140)

Investing activities
Purchase of property and equipment	-	(5)
Proceeds from redemption of loan receivable	141	-
Proceeds from sale of equity securities	307	-

Net cash provided by (used in) investing activities	$448	(5)

Financing activities
Partial redemption of notes payable to noteholders	-	(44)
Prepaid offering costs	-	(119)

Net cash used in financing activities	$-	(163)

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Three Months Ended March 31,
	2024	2023

Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the period	567	(308)
Balance at beginning of period	3,745	3,928

Balance at end of period	$4,312	3,620

Supplemental disclosure of cash flow information
Non-cash investing activities
Operating lease right-of-use assets	$148	65
Operating lease liabilities	$148	65

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three Months Ended March 31, 2024 and 2023

(expressed in thousands of U.S. Dollars, except share amounts)

	Ordinary Share Capital		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2022	5,769,587	6	32,482	(17,499)	14,989
Net income for the period	-	-	-	142	142
Stock-based compensation	-	-	54	-	54
Issuance of restricted stock	96,647	-	-	-	-
Balance at March 31, 2023	5,866,234	6	32,536	(17,357)	15,185

Balance at December 31, 2023	5,870,234	6	32,740	(27,414)	5,332
Net loss for the period	-	-	-	(905)	(905)
Stock-based compensation	-	-	72	-	72
Issuance of restricted stock	136,427	-	-	-	-
Balance at March 31, 2024	6,006,661	6	32,812	(28,319)	4,499

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2024

1. ORGANIZATION AND BASIS OF PRESENTATION

(a) Organization

Oxbridge Re Holdings Limited (the “Company”) was incorporated as an exempted company on April 4, 2013 under the laws of the Cayman Islands. The Company directly owns 100% of the equity interest in Oxbridge Reinsurance Limited, an exempted entity incorporated on April 23, 2013 under the laws of the Cayman Islands and for which a Class “C” Insurer’s license was granted on April 29, 2013 under the provisions of the Cayman Islands Insurance Law. The Company also indirectly owns 100% of the equity interest in Oxbridge Re NS, an entity incorporated as an exempted company on December 22, 2017 under the laws of the Cayman Islands to function as a reinsurance sidecar facility and to increase the underwriting capacity of Oxbridge Reinsurance Limited. The Company also indirectly owns 100% of the equity interest in SurancePlus, an entity incorporated as a business company on December 19, 2022 under the laws of the British Virgin Islands to issue digital securities. The Company and it’s subsidiaries (collectively “Oxbridge Re”) provide the following: SurancePlus is a Web3-focused subsidiary that currently leverages blockchain technology to democratize access to high-return reinsurance contracts via digital securities; Oxbridge Reinsurance Limited is a licensed reinsurance subsidiary that provides reinsurance business solutions primarily to property and casualty insurers in the Gulf Coast region of the United States; Oxbridge Re NS is a licensed reinsurance SPV/side car that provides third-party investors with access to reinsurance contracts with returns uncorrelated to the financial markets. The Company operates as a single business segment through its wholly-owned subsidiaries. The Company’s headquarters and principal executive offices are located at Suite 201, 42 Edward Street, George Town, Grand Cayman, Cayman Islands, and have their registered offices at P.O. Box 309, Ugland House, Grand Cayman, Cayman Islands.

The Company’s ordinary shares and warrants are listed on The NASDAQ Capital Market under the symbols “OXBR” and “OXBRW,” respectively.

(b) Basis of Presentation and Consolidation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of March 31, 2024 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2024. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Form 10-K, which was filed with the SEC on March 26, 2024.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2024

2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition: SurancePlus Inc’s incentive, technology, origination and management (“ITOM”) fee income represents fee income related to the completion of the DeltaCat tokenized reinsurance securities as well as placement of the underlying insurance policies. The Company recognizes the associated revenue at the time of the placement of the underlying insurance policies as the performance obligation is satisfied at that time.

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

Investments: The Company from time to time invests in fixed-maturity debt securities and equity securities, and for which its fixed-maturity debt securities are classified as available-for-sale. The Company’s available for sale debt investments are carried at fair value with changes in fair value included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. For the Company’s investment in equity securities, and for the Company’s investment in Jet.AI classified as “other investments”, the changes in fair value are recorded within the consolidated statements of operations. At March 31, 2024 and December 31, 2023 the company did not own any fixed maturity debt securities.

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

March 31, 2024

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

Offering Expenses: During the three-month period ended March 31, 2024, the Company recognized in the consolidated balance sheet $12,000 of offering expenses in relation to the offering of EpilsonCat Re digital securities issuable by the Company’s subsidiary, SurancePlus Inc. (See Note 6).

In accordance with the terms of the equity distribution agreement with Maxim, we intend to offer and sell ordinary shares having an aggregate offering price of up to $6.3 million from time to time. In accordance with prospectus of SurancePlus Inc., the Company intends to offer and sell its EpsilonCat Re digital securities having an aggregate price of up to $5 million. Reclassification of prepaid offering costs to additional paid-in capital will occur upon successful drawdown of an offering.

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

March 31, 2024

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

Ceded premiums are written during the period in which the risk is incepted and are expensed over the contract period in proportion to the period of protection. Unearned premiums ceded consist of the unexpired portion of the reinsurance obtained. There were no unearned premiums ceded at March 31, 2024 or December 31,2023.

Uncertain Income Tax Positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at March 31, 2024.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2024

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

The Company uses the straight-line attribution method for all grants that include only a service condition. Compensation expenses related to all awards is included in general and administrative expenses.

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

Reclassifications: Any reclassifications of prior period amounts have been made to conform to the current period presentation.

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At March 31,	At December 31,
	2024	2023
	(in thousands)

Cash on deposit	$532	$495
Restricted cash held in trust	3,780	3,250
Total	$4,312	$3,745

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2024

4. INVESTMENTS

The Company from time to time invests in fixed-maturity debt securities and equity securities, with its fixed-maturity debt securities classified as available-for-sale. At March 31, 2024 and December 31, 2023, the Company did not hold any available-for-sale securities.

Proceeds received, and the gross realized gains and losses from sale of equity securities, for the periods ended March 31, 2024 and 2023, are as follows:

	Gross proceeds from sales	Gross Realized Gains	Gross Realized Losses
	($ in thousands)

Three Months Ended March 31, 2024
Equity securities	$307	$-	$-

Three Months Ended March 31, 2023
Equity securities	$-	$-	$-

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

As a result of the re-measurement of our investment in Jet.AI, we recognized for the three months ended March 31, 2024, an unrealized loss of $688,000 within our consolidated statements of operations.

Other investments as of March 31, 2024 and December 31, 2023 consist of the following (in thousands):

	March 31, 2024	December 31, 2023

Jet.AI. Series A-1 Convertible Preferred Stock	$285	$285
Jet.AI common stock	1,505	2,193
Total	$1,790	$2,478

Beginning of year	$2,478	$11,423
Unrealized loss on other investments	(688)	(8,945)
End of period	$1,790	$2,478

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2024

4. INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2024 and December 31, 2023:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2024	($ in thousands)
Financial Assets:
Cash and cash equivalents	$532	$-	$-	$532

Restricted cash and cash equivalents	$3,780	$-	$-	$3,780

Other investments	$1,505	$-	$285	$1,790

Equity securities	$284	$-	$-	$284

Total	$6,101	$-	$285	$6,386

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2023	($ in thousands)
Financial Assets:
Cash and cash equivalents	$495	$-	$-	$495

Restricted cash and cash equivalents	$3,250	$-	$-	$3,250

Other investments	$2,193	$-	$285	$2,478

Equity securities	$680	$-	$-	$680

Total	$6,618	$-	$285	$6,903

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2024 and 2023.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2024

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

March 31, 2024

6. VARIABLE INTEREST ENTITIES (continued)

Notes Payable to Series 2020-1 noteholders

Oxbridge Re NS entered into a retrocession agreement with Oxbridge Reinsurance Ltd on June 1, 2020 and issued $216,000 of participating notes which provides quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. The participating notes have been assigned Series 2020-1 and matured on June 1, 2023. Participating notes totaling $98,000 were redeemed during the year ended December 31, 2023 resulting in a balance due of $118,000 at December 31, 2023. None of the participating notes were redeemed during the three-month period ending March 31, 2024.

The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the three-months ended March 31, 2024 and 2023 was $0.

SurancePlus Inc.

SurancePlus Inc., a indirect wholly-owned subsidiary of Oxbridge Re Holdings Limited, was incorporated as a British Virgin Islands Business Company on December 19, 2022 for the purposes of tokenizing reinsurance contracts underwritten by its affiliated licensed reinsurer, Oxbridge Re NS.

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

The net proceeds from the offer and sale of the Securities were used by SurancePlus to purchase one or more participating notes of Oxbridge Re NS, and the proceeds from the sale of participating notes were invested in collateralized reinsurance contracts to be underwritten by Oxbridge Re NS. The holders of the digital Securities are generally be entitled to proceeds from the payment of participating notes in the amount of a preferred return of 20% plus an additional 80% of any proceeds in excess of the amount necessary to pay the preferred return.

On June 27, 2023, SurancePlus Inc. completed its private placement (the “Private Placement”) of Series DeltaCat Re Preferred Shares represented by DeltaCat Re Tokens (the “Securities”). On June 27, 2023, SurancePlus entered into subscription agreements with accredited investors and non-U.S. persons in the Private Placement with respect to 229,766 of the Securities at a purchase price of $10.00 per token for aggregate gross proceeds of $2,297,660. SurancePlus also previously entered into subscription agreements for and sold 15,010 of the Securities between April 5, 2023 and May 18, 2023 for gross proceeds of $150,100, also at a purchase price of $10.00 per token. The aggregate amount raised in the Private Placement was $2,447,760 for the issuance of 244,776 Securities of which approximately $1,280,000 was received from third-party investors and approximately $1,167,000 from Oxbridge Re Holdings Limited. Approximately $300,000 and $273,000 of management fees were deducted from the gross proceeds from the third-party investors and Oxbridge Re Holdings Limited, respectively. The tokens were issued on the Avalanche blockchain. Ownership of DeltaCat Re tokenized reinsurance securities indirectly confers fractionalized interests in reinsurance contracts underwritten by Oxbridge Re’s reinsurance subsidiary, Oxbridge Re NS, for the 2023-2024 treaty year.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2024

6. VARIABLE INTEREST ENTITIES (continued)

Notes Payable to Series 2020-1 noteholders (continued)

On March 18, 2024, Oxbridge Re Holdings Limited (the “Company”) and its indirect wholly owned subsidiary SurancePlus Inc. (“SurancePlus”), a British Virgin Islands Business Company, announced the commencement of an offering by SurancePlus of Participation Shares (the “Securities”) represented by digital tokens to be issued under a 3-year Participation Share Investment Contract (the “PSIC”). The Participation Shares are not shares in SurancePlus and shall have no preemptive right or conversion rights. The Participation Shares solely confer contractual rights against SurancePlus as contained in the PSIC. At the offering’s commencement, up to one million (1,000,000) Participation Shares will be issued, represented by digital tokens labelled “EpsilonCat Re”. The quantity of Participation Shares to be issued in subsequent years of 2025, and 2026, shall be disclosed prior to their issuances. At the start of the offering, the Participation Shares will be offered at an initial price of $10.00 per Participation Share.

The net proceeds from the offer and sale of the Participation Shares will be used by SurancePlus to purchase one or more participating notes of Oxbridge Re NS, an affiliated Cayman Islands licensed reinsurance entity, and the proceeds from the sale of such participating notes will be invested in collateralized reinsurance contracts to be underwritten by Oxbridge Re NS. The holders of the Participation Shares will generally be entitled to proceeds from the payment of the participating notes in the amount of a preferred return equal to the initial Participation Share price, plus 20%, and then 80% of any proceeds in excess of the amount necessary to pay the preferred return.

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

The selected unconsolidated historical financial information and other data presented below is derived from SurancePlus’ standalone unaudited financial statements for the three months ended March 31, 2024 and the balance sheet data as of March 31, 2024.

Statement of Operations Data:	For Three Months Ended March 31, 2024
(Unaudited)

Surance Plus Management fee income	—
Underwriting related income	488
Total revenue	488
Expenses	(13)
Income attributable to tokenholders	(444)
Net income	31

Balance Sheet Data:	At March 31, 2024
(Unaudited)
(In thousands)
Total assets	4,088
Amounts due to Delta Cat Re Tokenholders*	2,461
Due to Parent	53
Total shareholder’s equity	1,575

*	includes underwriting profit of $705,000 due to Parent.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2024

7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table summarizes the Company’s loss and loss adjustment expenses (“LAE”) and the reserve for loss and LAE reserve movements for the three-month periods ending March 31, 2024 and 2023:

	At March 31,	At March 31,
	2024	2023
(in thousands)

Balance, beginning of period	$-	$1,073
Incurred related to:
Current period	-	-
Prior period	-	-
Total incurred	-	-
Paid related to:
Current period	-	-
Prior period	-	-
Total paid	-	-
Balance, end of period	$-	$1,073

When losses occur, the reserves for losses and LAE are typically comprised of case reserves (which are based on claims that have been reported) and IBNR reserves (which are based on losses that are believed to have occurred but for which claims have not yet been reported and include a provision for expected future development on existing case reserves). The Company typically suffers limit losses in the event of a Category 3 or above hurricane making landfall in a populated area where the Company has catastrophe risk exposure. For the three-month periods ended March 31, 2024 and 2023, the Company has recorded it’s reserves for losses and LAE based on the contractual maximum loss the Company can suffer under the affected contracts.

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

There were no losses incurred during the three-month periods ended March 31, 2024 and 2023.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2024

8. (LOSS) EARNINGS PER SHARE

A summary of the numerator and denominator of the basic and diluted (loss) earnings per share is presented below (dollars in thousands except per share amounts):

	Three Months Ended
	March 31,
	2024	2023

Numerator:
Net (loss) income	$(905)	142

Denominator:
Weighted average shares - basic	6,005,162	5,857,643
Weighted average shares - diluted	6,005,162	5,857,643
(Loss) Earnings per share - basic	$(0.15)	0.02
(Loss) Earnings per share - basic	$(0.15)	0.02

For the three-month period ended March 31, 2024 options to purchase 846,250 ordinary shares and 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive due to the net loss during this period.

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

9. WARRANTS

There were 8,230,700 warrants outstanding at March 31, 2024 and December 31, 2023. One warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per share on or before March 26, 2029. The Company at its option may cancel the warrants in whole or in part, provided that the closing price per ordinary share has exceeded $9.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period. No warrants were exercised during the three month periods ended March 31, 2024 and 2023.

10. DIVIDENDS

For the period ended March 31, 2024, none of the Company’s retained earnings were restricted from payment of dividends to the company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in its subsidiaries, a dividend from the subsidiaries would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2024

11. SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “2014 Plan”) and the 2021 Omnibus Incentive Plan (the “2021 Plan”) (hereinafter collectively referred to as “the Plans”). Under each of the Plans, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. During the period ended March 31, 2024, the Company granted 136,427 restricted stock to directors, officers and employees under the 2021 Plan. At March 31, 2024, there were 758,926 shares and 11,750 shares available for grant under the 2021 Plan and the 2014 Plan, respectively.

Stock options

Stock options granted and outstanding under the Plan vests quarterly over four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three-month periods ended March 31, 2024 and 2023 is as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2023	871,250	$4.67	5.6 years
Forfeited	(25,000)	$6.00
Outstanding at March 31, 2023	846,250	$4.63	5.5 years	$-
Exercisable at March 31, 2023	736,875	$4.43	5.2 years	$-

Outstanding at January 1, 2024	846,250	$4.63	4.8 years	$-
Outstanding at March 31, 2024	846,250	$4.63	4.5 years	$-
Exercisable at March 31, 2024	799,375	$4.55	4.4 years	$-

Compensation expense recognized for the three-month periods ended March 31, 2024 and 2023 totaled $5,000 and $5,000. Compensation expense is included in general and administrative expenses. At March 31, 2024 and 2023, there was approximately $15,000 and $35,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plans. The Company expects to recognize the remaining compensation expense over a weighted-average period of nine (9) months.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2024

11. SHARE-BASED COMPENSATION (cont’d)

Restricted Stock Awards (cont’d)

During the three-month periods ended March 31, 2024 and 2023, the Company granted 136,427 and 96,647 shares of restricted stock, respectfully to directors and employees under the 2021 Plan. Information with respect to the activity of unvested restricted stock awards during the periods ended March 31, 2024 and 2023 is as follows (share amounts not in thousands):

	Weighted-
	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Nonvested at January 1, 2024	46,073	$1.05
Granted	136,427	$1.05
Vested	(34,574)	$1.05
Nonvested at March 31, 2024	147,926

	Weighted-
	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Nonvested at January 1, 2023	23,000	$2.37
Granted	96,647	$2.37
Vested	(16,250)	$2.37
Nonvested at March 31, 2023	103,397	$2.37

Compensation expense recognized for the three-month periods ended March 31, 2024 and 2023 totaled $67,000 and $49,000, respectively and is included in general and administrative expenses. At March 31, 2024, there was approximately $262,000 unrecognized compensation expense related to non-vested restricted stock granted under the Plan, which the Company expects to recognize over a weighted-average period of eleven (11) months.

12. NET WORTH FOR REGULATORY PURPOSES

The subsidiaries are subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of their respective licenses, Oxbridge Reinsurance Limited and Oxbridge Re NS are required to maintain a minimum and prescribed capital requirement of $500 in accordance with the relevant subsidiary’s approved business plan filed with CIMA.

At March 31, 2024, Oxbridge Reinsurance Limited’s net worth of $3,000 exceeded the minimum and prescribed capital requirement. For the three-month periods ended March 31, 2024 and 2023, Oxbridge Reinsurance Limited’s net loss was approximately $1.28 million and $90,000, respectively.

At March 31, 2024, the Oxbridge Re NS’ net worth of $264,000 exceeded the minimum and prescribed capital requirement. For the three-month periods ended March 31, 2024 and 2023 the Oxbridge Re NS’ net income was approximately $41,000 and $NIL, respectively.

The Subsidiaries are not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiaries’ GAAP capital, surplus and net (loss) income, and its statutory capital, surplus and net (loss) income as of March 31, 2024 or for the period then ended.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2024

13. FAIR VALUE AND CERTAIN RISKS AND UNCERTAINTIES

Fair values

With the exception of balances in respect of insurance contracts (which are specifically excluded from fair value disclosures under GAAP) and investment securities as disclosed in Note 4 of these consolidated financial statements, the carrying amounts of all other financial instruments, which consist of cash and cash equivalents, restricted cash and cash equivalents, premiums receivable and other assets, notes payable and accounts payable and other liabilities, approximate their fair values due to their short-term nature.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2024

14. LEASES

Operating lease right-of-use assets and operating lease liabilities are disclosed as line in the consolidated balance sheets. We determine if a contract contains a lease at inception and recognize operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments at the commencement date. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. Lease agreements that have lease and non-lease components, are accounted for as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

The Company has two operating lease obligations namely for the Company’s office facilities located at Suite 201, 42 Edward Street Grand Cayman, Cayman Islands and residential space at Turnberry Villas in Grand Cayman, Cayman Islands. The office lease has a remaining lease term of approximately thirty-five (35) months and includes an option to extend the lease. Under the terms of the lease, the Company also has the right to terminate the lease after thirty-six (36) months upon giving appropriate notice in writing to the Lessor. The residential lease has a remaining lease term of approximately nine (9) months.

The components of lease expense and other lease information as of and during the three-month periods ended March 31, 2024 and 2023 are as follows:

	For the Three-Month Period	For the Three-Month Period
(in thousands)	Ended March 31, 2024	Ended March 31, 2023
Operating Lease Cost (1)	$24	$24

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$26	$24

(1)	Includes short-term leases

(in thousands)	At March 31, 2024	At December 31, 2023
Operating lease right-of-use assets	$148	$9

Operating lease liabilities	$148	$9

Weighted-average remaining lease term - operating leases	2.24 years	0.39 years

Weighted-average discount rate - operating leases	9.19%	7.13%

Future minimum lease payments under non-cancellable leases as of March 31, 2024 and December 31, 2023, reconciled to our discounted operating lease liability presented on the consolidated balance sheets are as follows:

(in thousands)	At March 31, 2024	At December 31, 2023
Remainder of 2024	80	9
2025	39	-
2026	39	-
2027	6	-
Total future minimum lease payments	$164	$9

Less imputed interest	(16)	-
Total operating lease liability	$148	9

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2024

15. RELATED PARTY TRANSACTIONS

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

TypTap Insurance Company (“TypTap”) Contract

During the year ended ended December 31, 2023 the Company entered into a reinsurance agreement with TypTap, an insurance subsidiary of HCI Group, Inc., which is a related entity through common directorship. At March 31, 2024, included within premium receivable, deferred acquisition costs and unearned premiums on the consolidated balance sheets are amounts equal to $244,000, $20,000 and $183,000 respectively, relating to the reinsurance agreement with TypTap. During the three-month period ended March 31, 2024, included within assumed premiums, change in unearned premium reserve and policy acquisition costs and underwriting expenses on the consolidated statements of operations are amounts equal to $0, ($275,000) and $30,000, respectively

Bridge Loan with Affiliate

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

The Bridge Agreement provides for the issuance of Notes in an aggregate principal amount of $625,000, reflecting a 20% original issue discount. The Notes bear interest at 5% per annum and matured on March 11, 2024. Jet.AI is required to redeem the Notes with 100% of the proceeds of any equity or debt financing at a redemption premium of 110% of the principal amount of the Notes. Jet.AI anticipates redeeming the Notes in full with proceeds expected to be received over the next several months from existing financing arrangements.

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

The Company invested the sum of $100,000 in the Notes and was previously recorded as “Loan Receivable” on the consolidated balance sheets at cost. On March 11, 2024, the Notes matured and were redeemed by Jet.AI in accordance with the Bridge Agreement. The Company received an aggregate of $141,000 upon the redemption of the Notes.

16. SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements.

There were no events subsequent to March 31, 2024 for which disclosure was required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including in this Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” contained in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2024. We undertake no obligation to publicly update or revise any forward -looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward -looking statements which speak only to the dates on which they were made.

GENERAL

The following is a discussion and analysis of our results of operations for the three-month periods ended March 31, 2024 and 2023 and our financial condition as of March 31, 2024 and December 31, 2023. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2024. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, unless the context dictates otherwise.

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

In addition to our historical reinsurance business operations, in 2023, our new subsidiary SurancePlus developing, offering, and selling a tokenized reinsurance security representing fractionalized interests in reinsurance contracts, with each token representing an interest in participating notes issued by Oxbridge Re NS. These efforts culminated in the development, launch, and issuance of our first tokenized reinsurance security, the DeltaCat Re Token, which we believe is the first “on-chain” reinsurance security of its kind to be developed by a subsidiary of a public company. Following the issuance of the DeltaCat Re Token, we intend to develop, launch, and issue additional series of tokenized reinsurance securities representing fractional interests in reinsurance contracts, and we are also using our tokenization experience and activities as a foundation for developing Web3-focused business offerings and products relating to the tokenization of other real-world assets (RWAs), including RWAs held or being acquired by third parties. Our tokenization business will be conducted through SurancePlus and through other subsidiaries of our wholly owned subsidiary, SurancePlus Holdings Ltd. (“SurancePlus Holdings”), [a Cayman Islands exempted company] that we have organized to serve as a holding company for subsidiaries that will operate our developing Web3-focused business operations.

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

On March 18, 2024, Oxbridge Re Holdings Limited (the “Company”) and its indirect wholly owned subsidiary SurancePlus Inc. (“SurancePlus”), a British Virgin Islands Business Company, announced the commencement of an offering by SurancePlus of Participation Shares (the “Securities”) represented by digital tokens to be issued under a 3-year Participation Share Investment Contract (the “PSIC”). The Participation Shares are not shares in SurancePlus and shall have no preemptive right or conversion rights. The Participation Shares solely confer contractual rights against SurancePlus as contained in the PSIC. At the offering’s commencement, up to one million (1,000,000) Participation Shares will be issued, represented by digital tokens labelled “EpsilonCat Re”. The quantity of Participation Shares to be issued in subsequent years of 2025, and 2026, shall be disclosed prior to their issuances. At the start of the offering, the Participation Shares will be offered at an initial price of $10.00 per Participation Share.

The net proceeds from the offer and sale of the Participation Shares will be used by SurancePlus to purchase one or more participating notes of Oxbridge Re NS, an affiliated Cayman Islands licensed reinsurance entity, and the proceeds from the sale of such participating notes will be invested in collateralized reinsurance contracts to be underwritten by Oxbridge Re NS. The holders of the Participation Shares will generally be entitled to proceeds from the payment of the participating notes in the amount of a preferred return equal to the initial Participation Share price, plus 20%, and then 80% of any proceeds in excess of the amount necessary to pay the preferred return.

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

The Company’s wholly-owned licensed reinsurance subsidiary, Oxbridge Reinsurance Limited (“Oxbridge Reinsurance”), is the lead investor in Oxbridge Acquisition’s sponsor and holds the equivalent of 1,426,180 of Jet.AI Inc’s common stock (NASDAQ: JTAI) and 3,094,999 of Jet.AI Inc.’s warrants (NASDAQ:JTAIW).

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

The Bridge Agreement provides for the issuance of Notes in an aggregate principal amount of $625,000, reflecting a 20% original issue discount. The Notes bear interest at 5% per annum and matured on March 11, 2024. Jet.AI is required to redeem the Notes with 100% of the proceeds of any equity or debt financing at a redemption premium of 110% of the principal amount of the Notes. Jet.AI anticipates redeeming the Notes in full with proceeds expected to be received over the next several months from existing financing arrangements.

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

The Company invested the sum of $100,000 in the Notes and was previously recorded as “Loan Receivable” on the consolidated balance sheets at cost. On March 11, 2024, the Notes matured and were redeemed by Jet.AI in accordance with the Bridge Agreement. The Company received an aggregate of $141,000 upon the redemption of the Notes.

PRINCIPAL REVENUE AND EXPENSE ITEMS

Revenues

We derive our most significant revenues from three principal sources:

●	premiums assumed from reinsurance on property and casualty business;
●	income from investments and unrealized (loss) gain on other investments;
●	income from SurancePlus management fees.

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

Investment Income

Income from our investments is primarily comprised of net realized and unrealized (losses) gains interest income and dividends on investment securities. Such income is primarily from the Company’s investments, which includes other investments in Jet.AI and investments held in trust accounts that collateralize the reinsurance policies that we write. The investment parameters for trust accounts are generally be established by the cedant for the relevant policy.

Incentive, Technology, Origination and Management Fee Income

During the year ending December 31, 2023, the Company’s subsidiary, SurancePlus Inc., entered into subscriptions agreements for the sale of its Series DeltaCat Re tokens, representing fractionalized interest in reinsurance contracts underwritten by Oxbridge Re NS. The tokens were issued on the Avalanche blockchain.

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

RESULTS OF OPERATIONS

The following is our consolidated statement of operations and performance ratios for the three-month periods ended March 31, 2024 and 2023 (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023

Revenue
Net premiums earned	549	-

Net investment and other income	62	89
Interest and gain on redemption of loan	41	-
Unrealized (loss) gain on other investments	(688)	381
Change in fair value of equity securities	(89)	76

Total revenue	(125)	546

Expenses
Policy acquisition costs and underwriting expenses	60	-
General and administrative expenses	488	404

Total expenses	548	404

(Loss) income before income attributable to noteholders	(673)	142

Income attributable to noteholders	(232)	-

Net (loss) income	(905)	142

(Loss) Earnings per share
Basic and Diluted	(0.15)	0.02

Weighted-average shares outstanding
Basic and Diluted	6,005,162	5,857,643

Performance ratios to net premiums earned:
Loss ratio	0.0%	0.0%
Acquisition cost ratio	10.9%	0.0%
Expense ratio	99.8%	0.0%
Combined ratio	99.8%	0.0%

General. Net loss for the quarter ended March 31, 2024 was $905,000, or ($0.15) basic and diluted earnings per share compared to a net earnings of $142,000, or $0.02 basic and diluted earnings per share, for the quarter ended March 31, 2023. The decrease is primarily due to the negative change in the fair value of equity securities and investments during the quarter ended March 31, 2024 when compared with the prior period.

Premium Income. Net premiums earned typically reflects the pro rata inclusion into income of premiums assumed over the life of the reinsurance contracts.

Net premiums earned for the quarter ended March 31, 2024 increased to $549,000 from $0 for the quarter ended March 31, 2023. The increase is due to the contracts that were in force in the quarter ended March 31, 2024 , as opposed to the prior period in which premiums were accelerated prior to the quarter ending March 31, 2023 as a result of losses incurred from Hurricane Ian.

Losses Incurred. There were no losses incurred during the three-month periods ending March 31, 2024 and 2023.

Policy Acquisition Costs. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs for the quarter ended March 31, 2024 increased to $60,000 from $0 for the quarter ended March 31, 2023. The increase is due to the contracts in force in the quarter ended March 31, 2024, as opposed to the prior period in which premiums and policy acquisition costs were accelerated prior to the quarter ending March 31, 2023 as a result of losses incurred from Hurricane Ian.

General and Administrative Expenses. General and administrative expenses for the quarter ended March 31, 2024 increased to $488,000, from $404,000 for the quarter ended March 31, 2023. The increase is due to professional and legal expenses incurred during the three-month period ending March 31, 2024.

MEASUREMENT OF RESULTS

We use various measures to analyze the growth and profitability of business operations. For our reinsurance business, we measure growth in terms of premiums assumed and we measure underwriting profitability by examining our loss, underwriting expense and combined ratios. We analyze and measure profitability in terms of net income and return on average equity.

Premiums Assumed. We use gross premiums assumed to measure our sales of reinsurance products. Gross premiums assumed also correlate to our ability to generate net premiums earned.

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio remained consistent at 0% for the quarter end March 31, 2024 compared with the quarter ended March 31, 2023.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business.

The acquisition cost ratio increased to 10.9% for the three-month period ended March 31, 2024, from 0% for the three-month period ended March 31, 2023. The increase is primarily to premiums being earned during the period ending March 31, 2024, when compared with the prior period.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and general and administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio increased from 0.0% for the three-month period ended March 31, 2023 to 99.8% for the three-month period ended March 31, 2024. The increase is due to higher general administrative expenses incurred during the three-month period ended March 31, 2024, when compared with the prior period.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. The combined ratio increased from 0% for the three-month period ended March 31, 2023 to 99.8% for the three-month period ended March 31, 2024. The increase is due to higher general administrative expenses incurred during the three-month period ended March 31, 2024, when compared with the prior period

FINANCIAL CONDITION –MARCH 31, 2024 COMPARED TO DECEMBER 31, 2023

Restricted Cash and Cash Equivalents. As of March 31, 2024, our restricted cash and cash equivalents increased by $604,000, or 15.7%, to $4.3 million, from $3.7 million as of December 31, 2023. The increase is the result of premium deposits made during the three months ended March 31, 2024.

Investments. As of March 31, 2024, our total investments decreased by $396,000 or 58% to $284,000, from $680,000 as of December 31, 2023. The decrease is primarily a result of the sale of two equity securities and the decrease in value of the equity securities during the three-month period ended March 31, 2024.

Other investments. As of March, 31, 2024, our other investments decreased $688,000 to $1.79 million from $2.48 million at December 31, 2023. The decrease is due to fair value changes of our investment in Jet.AI in which the Company has an equity investment measured at fair value.

Notes Payable to Noteholders. As of March 31, 2024, our notes payable remained at $118,000 as there were no redemptions during the period.

Loan receivable. As of March 31, 2024, our loan receivable reduced from $100,000 to $0 as the loan note was paid off in full.

LIQUIDITY AND CAPITAL RESOURCES

General

We are organized as a holding company and provide administrative and management services to our subsidiaries. Our operations are conducted through our reinsurance subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS and our web3 focused subsidiary SurancePlus Inc. which underwrites risks associated with our property and casualty reinsurance programs as well as the tokenization of RWAs such as Reinsurance contracts. We have minimal continuing cash needs at the holding company level, with such needs principally being related to the payment of administrative expenses and shareholder dividends. There are restrictions on Oxbridge Reinsurance Limited’s and Oxbridge Re NS’ ability to pay dividends which are described in more detail below.

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts (net of brokerage fees and federal excise taxes, where applicable) and investment income, including interest, dividends and realized gains. We use cash to pay losses and loss adjustment expenses, other underwriting expenses, dividends, and general and administrative expenses. Substantially all our surplus funds, net of funds required for cash liquidity purposes, are invested in accordance with our business plan and investment guidelines. Our investment portfolio, except for our investment in Jet.AI, is primarily comprised of cash and highly liquid securities, which can be liquidated, if necessary, to meet current liabilities. We believe that we have sufficient flexibility to liquidate any securities that we own to generate liquidity.

As of March 31, 2024, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no plans to issue debt, and we expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, its subsidiaries Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for each subsidiary is $500. As of March 31, 2024, each subsidiary exceeded the minimum required. By law, each subsidiary is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing, and financing activities for the three-month periods ended March 31, 2024 and 2023 are summarized below.

Cash Flows for the Three months ended March 31, 2024 (in thousands)

Net cash provided by operating activities for the three months ended March 31, 2024 totaled $119, which consisted primarily of cash received net written premiums less cash disbursed for operating expenses. Net provided by investing activities of $448 which was due to the repayment of the note receivable by Jet.AI and the proceeds from the sale of two of our equity securities. Net cash used provided financing activities was $0.

Cash Flows for the Three months ended March 31, 2023 (in thousands)

Net cash used in operating activities for the three months ended March 31, 2023 totaled $140, which consisted primarily of cash received net written premiums less cash disbursed for operating expenses. Net cash used in investing activities of $5 was primarily due to the purchase of property and equipment. Net cash used in financing activities was $163 which was due to the partial redemption on Oxbridge Re NS participating notes as well as prepaid offering costs.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2024, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

CRITICAL ACCOUNTING POLICIES

We are required to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. These accounting policies pertain to fair value measurements, particular with respect to our beneficial interest in Jet.AI., premium revenues and risk transfer, reserve for loss and loss adjustment expenses, and deferred acquisition costs.

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

As at March 31, 2024 we had no reserves for loss and loss adjustment expenses due to no significant events occurring during the year and no reported claims on contract in force. See Note 7 to the consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any litigation or arbitration. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

Item 1A. Risk Factors

There have been no material changes to our risk factors during the three months ended March 31, 2024. However, we draw attention to the below risk factors relating to our investment in Jet.AI Inc. that can have a material impact on our earnings and shareholders’ equity in the near term.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

None.

(b) Repurchases of Equity Securities

None.

(c) Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit No.	Document

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: May 9, 2024	By:	/s/ JAY MADHU
Jay Madhu
Chief Executive Officer and President (Principal Executive Officer)

Date: May 9, 2024	By:	/s/ WRENDON TIMOTHY
Wrendon Timothy
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

