Form 10-Q
period 2024-06-30
OXBRIDGE RE HOLDINGS Ltd
filed 2024-08-08
CIK 1584831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 08, 2024; 6,036,579 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At June 30, 2024	At December 31, 2023
	(Unaudited)
Assets
Investments:
Equity securities, at fair value (cost: $1,563 and $1,926)	$213	$680
Cash and cash equivalents	3,594	495
Restricted cash and cash equivalents	391	3,250
Premiums receivable	2,118	977
Other Investments	965	2,478
Loan Receivable	-	100
Due from Related Party	63	63
Deferred policy acquisition costs	240	101
Operating lease right-of-use assets	124	9
Prepayment and other assets	113	96
Property and equipment, net	2	4
Total assets	$7,823	$8,253

Liabilities and Shareholders’ Equity

Notes payable to noteholders	$118	$118
Notes payable to Epsilon/DeltaCat Re Tokenholders	1,239	1,523
Unearned Premium Reserve	2,181	915
Operating lease liabilities	124	9
Accounts payable and other liabilities	374	356
Total liabilities	4,036	2,921

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 6,036,579 and 5,870,234 shares issued and outstanding)	$6	$6
Additional paid-in capital	32,921	32,740
Accumulated Deficit	(29,140)	(27,414)
Total shareholders’ equity	3,787	5,332
Total liabilities and shareholders’ equity	$7,823	$8,253

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(expressed in thousands of U.S. Dollars, except per share amounts)

	Three Months Ended June, 30		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue
Assumed premiums	$2,379	$2,196	$2,379	$2,196
Change in unearned premiums reserve	(1,815)	(2,013)	(1,266)	(2,013)

Net premiums earned	564	183	1,113	183
SurancePlus management fee income	312	300	312	300
Net investment and other income	65	79	126	168
Interest and gain on redemption of loan receivable	-	-	41	-
Unrealized (loss) gain on other investments	(825)	124	(1,513)	505
Change in fair value of equity securities	(72)	5	(160)	81

Total revenue	44	691	(81)	1,237

Expenses
Policy acquisition costs and underwriting expenses	62	20	122	20
General and administrative expenses	566	677	1,054	1,081

Total expenses	628	697	1,176	1,101

(Loss) Income before income attributable to noteholders and tokenholders	(584)	(6)	(1,257)	136

Income attributable to noteholders and tokenholders	(237)	(79)	(469)	(79)

Net (loss) income	$(821)	$(85)	$(1,726)	$57

(Loss) income per share
Basic and Diluted	$(0.14)	$(0.01)	$(0.29)	$0.01

Weighted-average shares outstanding
Basic and Diluted	6,010,561	5,870,234	6,007,868	5,863,973

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Six Months Ended
	June 30,
	2024	2023
Operating activities
Net (loss) income	$(1,726)	$57
Adjustments to reconcile net(loss) income to net cash used in operating activities:
Stock-based compensation	106	109
Depreciation and amortization	2	3
SurancePlus management fee income	(312)	(300)
Change in fair value of other investments	1,513	(505)
Change in fair value of equity securities	160	(81)
Interest and gain on redemption of loan receivable	(41)	-
Change in operating assets and liabilities:
Accrued interest and dividend receivable	-	(7)
Premiums receivable	(1,141)	(1,672)
Due from related party	-	(54)
Deferred policy acquisition costs	(139)	(221)
Prepayment and other assets	(17)	29
Losses payable	-	(1,073)
Other liablities Cat Re Tokenholders	(1,441)	79
Unearned premiums reserve	1,266	2,013
Accounts payable and other liabilities	18	9

Net cash used in operating activities	$(1,752)	$(1,614)

Investing activities
Purchase of property and equipment	-	(5)
Proceeds from redemption of loan receivable	141	-
Proceeds from sale of equity securities	307	-
Net cash provided by (used in) investing activities	$448	$(5)

Financing activities
Proceeds from issuance of ordinary shares	75
Partial redemption of notes payable to noteholders	-	(98)
Prepaid offering costs	-	(2)
Net proceeds from the issuance of Epsilon/Delta Cat Re tokens	1,469	1,280
Net cash provided by financing activities	$1,544	$1,180

	(continued)

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Six Months Ended
	June 30,
	2024	2023

Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the period	240	(439)
Balance at beginning of period	3,745	3,928

Balance at end of period	$3,985	$3,489

Non-cash investing activities
Right-of-use lease assets obtained in exchange for operating lease liabilities	$124	$-

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three Months and Six Months Ended June 30, 2024 and 2023

(expressed in thousands of U.S. Dollars, except share amounts)

	Ordinary Share Capital		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2022	5,769,587	6	32,482	(17,499)	14,989
Net income for the period	-	-	-	142	142
Stock-based compensation	-	-	54	-	54
Issuance of restricted stock	96,647	-	-	-	-
Balance at March 31, 2023	5,866,234	6	32,536	(17,357)	15,185
Net loss for the period	-	-	-	(85)	(85)
Stock-based compensation	4,000	-	55	-	55
Balance at June 30, 2023	5,870,234	6	32,591	(17,442)	15,155

Balance at December 31, 2023	5,870,234	6	32,740	(27,414)	5,332
Net loss for the period	-	-	-	(905)	(905)
Stock-based compensation	-	-	72	-	72
Issuance of restricted stock	136,427	-	-	-	-
Balance at March 31, 2024	6,006,661	6	32,812	(28,319)	4,499
Net loss for the period	-	-	-	(821)	(821)
Stock-based compensation	-	-	34	-	34
Issuance of ordinary shares	29,918	-	75	-	75
Balance at June 30, 2024	6,036,579	6	32,921	(29,140)	3,787

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2024

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

Below is an organizational chart of the Company.

(b) Basis of Presentation and Consolidation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of June 30, 2024 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2024. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Form 10-K, which was filed with the SEC on March 26, 2024.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2024

2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

SurancePlus Inc’s incentive, technology, origination and management (“ITOM”) fee income represents fee income related to the completion of the EpsilonCat tokenized reinsurance securities as well as placement of the underlying insurance policies. The Company recognizes the associated revenue at the time of the placement of the underlying insurance policies as the performance obligation is satisfied at that time.

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

Investments: The Company from time to time invests in fixed-maturity debt securities and equity securities, and for which its fixed-maturity debt securities are classified as available-for-sale. The Company’s available for sale debt investments are carried at fair value with changes in fair value included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. For the Company’s investment in equity securities, and for the Company’s investment in Jet.AI classified as “other investments”, the changes in fair value are recorded within the consolidated statements of operations. At June 30, 2024 and December 31, 2023 the Company did not own any fixed maturity debt securities.

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

June 30, 2024

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

Offering Expenses:. During the six-month period ended June 30, 2024, the Company recognized in the consolidated statements of operations $140,000 of offering expenses in relation to the offering of Epsilon Cat Re digital securities issuable by the Company’s subsidiary, SurancePlus Inc. (See Note 6).

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

June 30, 2024

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

Ceded premiums are written during the period in which the risk is incepted and are expensed over the contract period in proportion to the period of protection. Unearned premiums ceded consist of the unexpired portion of the reinsurance obtained. There were no unearned premiums ceded at June 30, 2024 or December 31,2023.

Uncertain Income Tax Positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at June 30, 2024.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2024

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

Reclassifications: Any reclassifications of prior period amounts have been made to conform to the current period presentation.

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At June 30,	At December 31,
	2024	2023
	(in thousands)

Cash on deposit	$3,594	$495
Restricted cash held in trust	391	3,250
Total	$3,985	$3,745

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2024

4. INVESTMENTS

The Company from time to time invests in fixed-maturity debt securities and equity securities, with its fixed-maturity debt securities classified as available-for-sale. At June 30, 2024 and December 31, 2023, the Company did not hold any available-for-sale securities.

There were no sales of equity securities for three months ended June 30, 2024, nor for the three and six month periods ended June 30, 2023. Proceeds received, and the gross realized gains and losses from sale of equity securities, for the six month period ended June 30, 2024 are as follows:

	Gross	Gross	Gross
	proceeds	Realized	Realized
	from sales	Gains	Losses
($ in thousands)

Six Months Ended June 30, 2024
Equity securities	$307	$-	$-

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

As a result of the re-measurement of our investment in Jet.AI, we recognized for the three and six months ended June 30, 2024, an unrealized losses of $825,000 and $1,513,000 respectively within our consolidated statements of operations.

Other investments as of June 30, 2024 and December 31, 2023 consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Jet.AI. Series A-1 Preferred Shares	$285	$285
Jet.AI common stock	680	2,193
Total	$965	$2,478

Beginning of year	2,478	11,423
Unrealized loss on investment in affiliate	(1,513)	(8,945)
End of year	$965	$2,478

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2024

4. INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2024 and December 31, 2023:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2024	($ in thousands)
Financial Assets:
Cash and cash equivalents	$3,594	$-	$-	$3,594

Restricted cash and cash equivalents	$391	$-	$-	$391

Other investments	$680	$-	$285	$965

Equity securities	$213	$-	$-	$213

Total	$4,878	$-	$285	$4,878

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2023	($ in thousands)
Financial Assets:
Cash and cash equivalents	$495	$-	$-	$495

Restricted cash and cash equivalents	$3,250	$-	$-	$3,250

Other investments	$2,193	$-	$285	$2,478

Equity securities	$680	$-	$-	$680

Total	$6,618	$-	$285	$6,903

There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2024 and 2023.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the other investments classified as Level 3:

Other
Investments
(in thousands)
Fair value of Level 3 other investment at January 1, 2024	$285
Investment in affiliate	-
Change in valuation inputs or other assumptions	-
Fair value of Level 3 other investment at June 30, 2024	$285

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2024

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

June 30, 2024

6. VARIABLE INTEREST ENTITIES (continued)

Notes Payable to Series 2020-1 noteholders

Oxbridge Re NS entered into a retrocession agreement with Oxbridge Reinsurance Ltd on June 1, 2020 and issued $216,000 of participating notes which provides quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. The participating notes have been assigned Series 2020-1 and matured on June 1, 2023. Participating notes totaling $98,000 were redeemed during the year ended December 31, 2023 resulting in a balance due of $118,000 at June 30, 2024 and December 31, 2023.

The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the six-months ended June 30, 2024 and 2023 was $0.

SurancePlus Inc.

SurancePlus Inc., a indirect subsidiary of Oxbridge Re Holdings Limited, was incorporated as a British Virgin Islands Business Company on December 19, 2022 for the purposes of tokenizing reinsurance contracts underwritten by its affiliated licensed reinsurer, Oxbridge Re NS.

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

June 30, 2024

6. VARIABLE INTEREST ENTITIES (continued)

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

The net proceeds from the offer and sale of the Participation Shares were used by SurancePlus to purchase one or more participating notes of Oxbridge Re NS, an affiliated Cayman Islands licensed reinsurance entity, and the proceeds from the sale of such participating notes were invested in collateralized reinsurance contracts to be underwritten by Oxbridge Re NS. The holders of the Participation Shares will generally be entitled to proceeds from the payment of the participating notes in the amount of a preferred return equal to the initial Participation Share price, plus 20%, and then 80% of any proceeds in excess of the amount necessary to pay the preferred return.

On July 11, 2024, SurancePlus completed its private placement (the “Private Placement”) of Participation Shares (the “Securities”) represented by digital tokens issued under a 3-year Participation Share Investment Contract (the “PSIC”). On July 11, 2024, SurancePlus entered into subscription agreements with accredited investors and non-U.S. persons in the Private Placement with respect to 287,705 of the Participation Shares represented by the digital tokens, EpsilonCat Re at a purchase price of $10.00 per Participation Share for aggregate gross proceeds of $2,878,048 of which approximately $1,469,000 was received from third-party investors and approximately $1,409,000 from Oxbridge Re Holdings Limited. Approximately $312,000 and $299,000 of management fees were deducted from the gross proceeds from the third-party investors and Oxbridge Re Holdings Limited, respectively, The tokens were issued on the Avalanche blockchain. Ownership of EpsilonCat Re tokenized Participation Shares indirectly confers fractionalized interests in reinsurance contracts underwritten by Oxbridge Re’s reinsurance subsidiary, Oxbridge Re NS, for the 2024-2025 treaty year. The Participation Shares are not shares in SurancePlus have no preemptive right or conversion rights. The Participation Shares solely confer contractual rights against SurancePlus as contained in the PSIC.

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

The selected unconsolidated historical financial information and other data presented below is derived from SurancePlus’ standalone unaudited financial statements for the three and six months ended June 30, 2024 and the balance sheet data as of June 30, 2024.

Statement of Operations Data:	For Three Months Ended	For Six Months Ended
	June 30, 2024	June 30, 2024
	(Unaudited)	(Unaudited)

Management fee income	$611	$612
Underwriting related income	502	991
Net Investment and Other Income	5	5
Total revenue	$1,118	$1,608
Expenses	$(127)	$(141)
Income attributable to tokenholders	$(457)	$(901)
Net income	534	566

Balance Sheet Data:	At June 30, 2024
(Unaudited)
(In thousands)
Total assets	$3,811
Amounts due to Cat Re Tokenholders*	1,318
Total shareholder’s equity	2,420

*	includes underwriting profit of $78,000 due to Parent.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2024

7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table summarizes the Company’s loss and loss adjustment expenses (“LAE”) and the reserve for loss and LAE reserve movements for the six-month periods ending June 30, 2024 and 2023:

	At June 30,	At June 30,
	2024	2023
	(in thousands)

Balance, beginning of period	$-	$1,073
Incurred related to:
Current period	-	-
Prior period	-	-
Total incurred	-	1,073
Paid related to:
Current period	-	(1,073)
Prior period	-	-
Total paid	-	(1,073)
Balance, end of period	$-	$-

When losses occur, the reserves for losses and LAE are typically comprised of case reserves (which are based on claims that have been reported) and IBNR reserves (which are based on losses that are believed to have occurred but for which claims have not yet been reported and include a provision for expected future development on existing case reserves). The Company typically suffers limit losses in the event of a Category 3 or above hurricane making landfall in a populated area where the Company has catastrophe risk exposure. For the six-month periods ended June 30, 2024 and 2023, the Company has recorded it’s reserves for losses and LAE based on the contractual maximum loss the Company can suffer under the affected contracts.

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

There were no losses incurred during the six-month periods ended June 30, 2024 and 2023.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2024

8. (LOSS) EARNINGS PER SHARE

A summary of the numerator and denominator of the basic and diluted (loss) earnings per share is presented below (dollars in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Numerator:
Net (loss) income	$(821)	(85)	$(1,726)	57

Denominator:
Weighted average shares - basic	6,010,561	5,870,234	6,007,868	5,863,973
Weighted average shares - diluted	6,010,561	5,870,234	6,007,868	5,863,973
(Loss) earnings per share - basic	$(0.14)	(0.01)	$(0.29)	0.01
(Loss) earnings per share - diluted	$(0.14)	(0.01)	$(0.29)	0.01

For the three-month periods ended June 30, 2024 and 2023 and for the six month period ended June 30, 2024 options to purchase 846,250 ordinary shares and 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive due to the net loss during this period.

For the six-month period ended June 30, 2023, options to purchase 846,250 ordinary shares and 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive due to the exercise price of these securities, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary shares during the period ended June 30, 2023.

GAAP requires the Company to use the two-class method in computing basic (loss) earnings per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common shareholders. These participating securities effect the computation of both basic and diluted (loss) earnings per share during periods of net (loss) income.

9. WARRANTS

There were 8,230,700 warrants outstanding at June 30, 2024 and December 31, 2023. One warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per share on or before March 26, 2029. The Company at its option may cancel the warrants in whole or in part, provided that the closing price per ordinary share has exceeded $9.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period. No warrants were exercised during the six- month periods ended June 30, 2024 and 2023.

10. DIVIDENDS

For the period ended June 30, 2024, none of the Company’s retained earnings were restricted from payment of dividends to the company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in its subsidiaries, a dividend from the subsidiaries would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2024

11. SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “2014 Plan”) and the 2021 Omnibus Incentive Plan (the “2021 Plan”) (hereinafter collectively referred to as “the Plans”). Under each of the Plans, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. During the period ended June 30, 2024, the Company granted 136,429 restricted stock to directors, officers and employees under the 2021 Plan. At June 30, 2024, there were 758,926 shares and 11,750 shares available for grant under the 2021 Plan and the 2014 Plan, respectively.

Stock options

Stock options granted and outstanding under the Plan vests quarterly over four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the six-month periods ended June 30, 2024 and 2023 is as follows:

			Weighted-
		Weighted-	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at January 1, 2023	871,250	4.67	5.6 years
Forfeited	(25,000)	$6.00
Outstanding at March 31, 2023	846,250	$4.63	5.5 years
Exercisable at March 31, 2023	736,875	$4.43	5.2 years
Outstanding at June 30, 2023	846,250	$4.63	5.3 years	$-
Exercisable at June 30, 2023	752,500	$4.46	5.0 years	$-
Outstanding at January 1, 2024	846,250	$4.63	4.8 years	$-
Outstanding at March 31, 2024	846,250	$4.63	4.5 years	$-
Exercisable at March 31, 2024	799,375	$4.55	4.4 years	$-
Outstanding at June 30, 2024	846,250	$4.63	4.3 years	$-
Exercisable at June 30, 2024	815,000	$4.58	4.2 years	$-

Compensation expense recognized for the three-month periods ended June 30, 2024 and 2023 totaled $5,000 and $4,000 and for the six-month periods ended June 30, 2024 and 2023 totaled $15,000 and $10,000.Compensation expense is included in general and administrative expenses. At June 30, 2024 and 2023, there was approximately $10,000 and $30,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plans. The Company expects to recognize the remaining compensation expense over a weighted-average period of six (6) months.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2024

11. SHARE-BASED COMPENSATION (cont’d)

Restricted stock awards (continued)

During the six-month periods ended June 30, 2024 and 2023, the Company granted 136,427 and 100,647 shares of restricted stock, respectfully to directors and employees under the 2021 Plan. Information with respect to the activity of unvested restricted stock awards during the periods ended June 30, 2024 and 2023 is as follows (share amounts not in thousands):

	Weighted-
	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Nonvested at January 1, 2024	46,073	$1.05
Granted	136,427	$1.05
Vested	(53,074)	$1.05
Nonvested at June 30, 2024	129,426

Compensation expense recognized for the three and six-month periods ended June 30, 2024 totaled $29,000 and $91,000, respectively and is included in general and administrative expenses. Compensation expense for the three- and six-month periods ended June 30, 2023 totaled $50,000 and $99,000, respectively. At June 30, 2024, there was approximately $192,000 unrecognized compensation expense related to non-vested restricted stock granted under the Plan, which the Company expects to recognize over a weighted-average period of eight (8) months.

Subsidiary Equity Plan

On March 25, 2024, SurancePlus Holdings Ltd. (“SPH”), a Cayman Islands exempted company and indirectly owned subsidiary of the Company, adopted and approved the SurancePlus Holdings Ltd. 2024 Equity Incentive Plan (the “SPH Equity Incentive Plan”), which authorizes SPH to grant restricted SPH shares, restricted share units, incentive share options, non-qualified share options, and other share-based awards to officers, directors, employees, and consultants of SPH in order to incentivize and align their interests with the interests of SPH and other shareholders in SPH. The SPH Equity Incentive Plan authorizes the grant of incentive awards with respect to up to 750,000 shares of SPH Ordinary Shares, subject to customary adjustments. The SPH Equity Incentive Plan is administered by the board of directors of SPH (the “SPH Board”) or any committee of SPH directors appointed by the SPH Board. The SPH Equity Incentive Plan contains various other customary terms and conditions, and unless terminated earlier, the SPH Equity Incentive Plan will terminate on the 10th anniversary of the effective date of the SPH Equity Incentive Plan. The Company, as the initial sole shareholder of SPH, also approved the SPH Equity Incentive Plan on March 25, 2024, by action of the Company’s board of directors.

On March 25, 2024, the SPH Board granted to SPH employees an aggregate of 200,000 SPH Ordinary Shares pursuant to a form of Restricted Share Award Agreement (the “SPH Restricted Share Agreement”) that vest ratably over a period of 1 to 2 years. The SPH Board also granted options to purchase 548,100 SPH Ordinary Shares pursuant to a form of Option Award Agreement (the “SPH Option Award Agreement”) which vest in quarterly increments over a period of 4 years and has an exercise price of $15 per share. The restricted shares and option grants are subject to the holder of the restricted shares and options remaining continuously employed by the Company or its subsidiaries through and as of the applicable vesting date. Upon a change of control of SPH (as defined in the SPH Equity Incentive Plan), any unvested restricted shares and options shall immediately vest.

12. NET WORTH FOR REGULATORY PURPOSES

The subsidiaries are subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of their respective licenses, Oxbridge Reinsurance Limited and Oxbridge Re NS are required to maintain a minimum and prescribed capital requirement of $500 in accordance with the relevant subsidiary’s approved business plan filed with CIMA.

At June 30, 2024, the Oxbridge Reinsurance Limited’s net worth of $7,000 exceeded the minimum and prescribed capital requirement. For the six-month periods ended June 30, 2024 and 2023, Oxbridge Reinsurance Limited’s net loss was approximately $2.1 million and $420,000, respectively.

At June 30, 2024, the Oxbridge Re NS’ net worth of $303,000 exceeded the minimum and prescribed capital requirement. For the three and six-month periods ended June 30, 2024 and 2023 Oxbridge Re NS’ net income was approximately $79,000 and $NIL, respectively.

The Subsidiaries are not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiaries’ GAAP capital, surplus and net (loss) income, and its statutory capital, surplus and net (loss) income as of June 30, 2024 or for the period then ended.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2024

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

June 30, 2024

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

The components of lease expense and other lease information as of and during the six-month periods ended June 30, 2024 and 2023 are as follows:

	For the Six- Month Period	For the Six- Month Period
(in thousands)	Ended June 30, 2024	Ended June 30, 2023
Operating Lease Cost (1)	$53	$50

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$53	$50

(1)	Includes short-term leases

(in thousands)	At June 30, 2024	At December 31, 2023
Operating lease right-of-use assets	$124	$9

Operating lease liabilities	$124	$9

Weighted-average remaining lease term - operating leases	2.13 years	0.39 years

Weighted-average discount rate - operating leases	9.25%	7.13%

Future minimum lease payments under non-cancellable leases as of June 30, 2024 and December 31, 2023, reconciled to our discounted operating lease liability presented on the consolidated balance sheet are as follows:

(in thousands)	At June 30, 2024	At December 31, 2023
Remainder of 2024	$53	$9
2025	39	-
2026	39	-
Thereafter	6	-
Total future minimum lease payments	$137	$9

Less imputed interest	(13)	-
Total operating lease liability	$124	$9

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2024

15. RELATED PARTY TRANSACTIONS

Epsilon Re Tokens

During the six-month period ended June 30, 2024, Mr. Jay Madhu, a director and officer of the Company and its subsidiaries, entered into subscription agreement to purchase a total of 9,245 Series Epsilon Cat Re tokens at a purchase price of $10.00 per token for aggregate gross proceeds of $92,447. Ownership of EpsilonCat Re tokenized reinsurance securities indirectly confers fractionalized interests in reinsurance contracts underwritten by Oxbridge Re NS for the 2024-2025 treaty year.

TypTap Insurance Company (“TypTap”) Contract

During the three-month and six-month periods ended June 30, 2024 the Company entered into a reinsurance agreement with TypTap, an insurance subsidiary of HCI Group, Inc., which is a related entity through common directorship. At June 30, 2024, included within premium receivable, deferred acquisition costs and unearned premiums on the condensed consolidated balance sheets are amounts equal to $893,000, $101,000 and $920,000 respectively, relating to the reinsurance agreement with TypTap. During the three-month and six-month periods ended June 30, 2024, included within assumed premiums, change in unearned premium reserve and policy acquisition costs and underwriting expenses on the consolidated statements of income are amounts equal to $1,004,000 ($462,000) and $59,000, respectively.

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

On July 11, 2024, SurancePlus Inc. (“SurancePlus”), an indirect wholly owned subsidiary of Oxbridge Re Holdings Limited (“Oxbridge”), completed its private placement (the “Private Placement”) of Participation Shares (the “Securities”) represented by digital tokens issued under a 3-year Participation Share Investment Contract (the “PSIC”). On July 11, 2024, SurancePlus entered into subscription agreements with accredited investors and non-U.S. persons in the Private Placement with respect to 287,705 of the Participation Shares represented by the digital tokens, EpsilonCat Re at a purchase price of $10.00 per Participation Share for aggregate gross proceeds of $2,878,048 of which approximately $1,469,000 was received from third-party investors and approximately $1,409,000 from Oxbridge Re Holdings Limited. Approximately $312,000 and $299,000 of management fees were deducted from the gross proceeds from the third-party investors and Oxbridge Re Holdings Limited, respectively, The tokens were issued on the Avalanche blockchain. Ownership of EpsilonCat Re tokenized Participation Shares indirectly confers fractionalized interests in reinsurance contracts underwritten by Oxbridge Re’s reinsurance subsidiary, Oxbridge Re NS, for the 2024-2025 treaty year. The Participation Shares are not shares in SurancePlus and shall have no preemptive right or conversion rights. The Participation Shares solely confer contractual rights against SurancePlus as contained in the PSIC.

The Securities were issued pursuant to the exemptions from registration contained in Rule 506(c) of Regulation D and Regulation S of the Securities Act of 1933, as amended (the “Securities Act”). SurancePlus relied, in part, upon representations made in the subscription agreements by each subscriber that the subscriber was an accredited investor as defined in Regulation D under the Securities Act or was not a U.S. Person as defined under Rule 902 of Regulation S. The issuance involved general solicitation in connection with the offering as permitted by Rule 506(c) of Regulation D. No underwriting discounts or commissions were or will be paid with respect to such sales.

ATM Facility

Subsequent to June 30, 2024, and through the date of issuance of these financial statements, we sold an additional 131,795 ordinary shares under the ATM program for gross proceeds of $385,365, at an average price $2.92 per ordinary share. After deducting commissions related to the ATM offering of $11,561, the net proceeds we received from the transactions were $373,804 We plan to use the proceeds for working capital and general corporate purposes.

Warrant Conversion

On July 29, 2024, the Company’s 3,094,999 warrants were converted into 945,211 of Jet.AI’s common stock in accordance with Jet.AI’s Tender Offer Statement (as amended) as filed with the Securities and Exchange Commission on July 23, 2024.

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

GENERAL

The following is a discussion and analysis of our results of operations for the three and six-month periods ended June 30, 2024 and 2023 and our financial condition as of June 30, 2024 and December 31, 2023. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2024. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its wholly-owned subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, unless the context dictates otherwise.

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

On March 18, 2024, Oxbridge Re Holdings Limited (the “Company”) and its indirect wholly owned subsidiary SurancePlus Inc. (“SurancePlus”), a British Virgin Islands Business Company, announced the commencement of an offering by SurancePlus of Participation Shares (the “Securities”) represented by digital tokens to be issued under a 3-year Participation Share Investment Contract (the “PSIC”). The Participation Shares are not shares in SurancePlus and shall have no preemptive right or conversion rights. The Participation Shares solely confer contractual rights against SurancePlus as contained in the PSIC. At the offering’s commencement, up to one million (1,000,000) Participation Shares were issued, represented by digital tokens labelled “EpsilonCat Re”. The quantity of Participation Shares to be issued in subsequent years of 2025, and 2026, shall be disclosed prior to their issuances. At the start of the offering, the Participation Shares were offered at an initial price of $10.00 per Participation Share.

The net proceeds from the offer and sale of the Participation Shares were used by SurancePlus to purchase one or more participating notes of Oxbridge Re NS, an affiliated Cayman Islands licensed reinsurance entity, and the proceeds from the sale of such participating notes were invested in collateralized reinsurance contracts to be underwritten by Oxbridge Re NS. The holders of the Participation Shares are generally be entitled to proceeds from the payment of the participating notes in the amount of a preferred return equal to the initial Participation Share price, plus 20%, and then 80% of any proceeds in excess of the amount necessary to pay the preferred return.

On July 11, 2024, SurancePlus Inc. (“SurancePlus”), an indirect wholly owned subsidiary of Oxbridge Re Holdings Limited (“Oxbridge”), completed its private placement (the “Private Placement”) of Participation Shares (the “Securities”) represented by digital tokens issued under a 3-year Participation Share Investment Contract (the “PSIC”). On July 11, 2024, SurancePlus entered into subscription agreements with accredited investors and non-U.S. persons in the Private Placement with respect to 287,705 of the Participation Shares represented by the digital tokens, EpsilonCat Re at a purchase price of $10.00 per Participation Share for aggregate gross proceeds of $2,878,048 which approximately $1,469,000 was received from third-party investors and approximately $1,409,000 from Oxbridge Re Holdings Limited. Approximately $312,000 and $299,000 of management fees were deducted from the gross proceeds from the third-party investors and Oxbridge Re Holdings Limited, respectively, The tokens were issued on the Avalanche blockchain. Ownership of EpsilonCat Re tokenized Participation Shares indirectly confers fractionalized interests in reinsurance contracts underwritten by Oxbridge Re’s reinsurance subsidiary, Oxbridge Re NS, for the 2024-2025 treaty year. The Participation Shares are not shares in SurancePlus and shall have no preemptive right or conversion rights. The Participation Shares solely confer contractual rights against SurancePlus as contained in the PSIC.

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

The Company’s wholly-owned licensed reinsurance subsidiary, Oxbridge Reinsurance Limited (“Oxbridge Reinsurance”), is the lead investor in Oxbridge Acquisition’s sponsor and at June 30, 2024, held the equivalent of 1,423,827 of Jet.AI Inc’s common stock (NASDAQ: JTAI) and 3,094,999 of Jet.AI Inc’s warrants (NASDAQ: JTAIW). On July 29, 2024, the Company’s 3,094,999 warrants were converted into 945,211 of Jet.AI’s common stock in accordance with Jet.AI’s Tender Offer Statement (as amended) as filed with the Securities and Exchange Commission on July 23, 2024.

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

As of June 30, 2024, we have sold 29,918 shares of our common stock under the ATM program for gross proceeds of $77,000. After deducting commissions related to the ATM offering of $2,000, the net proceeds we received from the transactions were $75,000. The proceeds from the ATM sales are being used for general corporate purposes.

PRINCIPAL REVENUE AND EXPENSE ITEMS

Revenues

We derive our most significant revenues from three principal sources:

●	premiums assumed from reinsurance on property and casualty business;
●	income from investments and unrealized (loss) gain on other investments;
●	income from SurancePlus management fees.

Premiums Assumed

Premiums assumed include all premiums received by a reinsurance company during a specified accounting period, even if the policy provides coverage beyond the end of the period. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in the unearned premiums reserve and are realized as revenue in subsequent periods over the remaining term of the policy. Our policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2024, typically one-half of the premiums will be earned in 2024 and the other half will be earned during 2025. However, in the event of limit losses on our policies, premium recognition will be accelerated to match losses incurred in the period, when there is no possibility of any future treaty-year losses under the contracts.

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

Incentive, Technology, Origination and Management Fee Income

During the six-month period ended June 30, 2024, the Company’s subsidiary, SurancePlus Inc., entered into subscriptions agreements for the sale of its participation Shares represented by the digital, representing fractionalized interest in reinsurance contracts underwritten by Oxbridge Re NS. The tokens were issued on the Avalanche blockchain.

SurancePlus receives an incentive and management fee to cover costs associated with origination, structuring and the blockchain technology related to the tokens. These fees are included in SurancePlus management fee line item in the consolidated statements of operations.

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

RESULTS OF OPERATIONS

The following is our consolidated statement of operations and performance ratios for the three and six-month periods ended June 30, 2024 and 2023 (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue
Assumed premiums	$2,379	$2,196	$2,379	$2,196
Change in unearned premiums reserve	(1,815)	(2,013)	(1,266)	(2,013)

Net premiums earned	564	183	1,113	183
SurancePlus management fee income	312	300	312	300
Net investment and other income	65	79	126	168
Interest and gain on redemption of loan receivable	-	-	41	-
Unrealized (loss) gain on other investments	(825)	124	(1,513)	505
Change in fair value of equity securities	(72)	5	(160)	81

Total revenue	44	691	(81)	1,237

Expenses
Policy acquisition costs and underwriting expenses	62	20	122	20
General and administrative expenses	566	677	1,054	1,081

Total expenses	628	697	1,176	1,101

(Loss) income before income attributable to noteholders and tokenholders	(584)	(6)	(1,257)	136

Income attributable to noteholders and tokenholders	(237)	(79)	(469)	(79)

Net (loss) income	$(821)	$(85)	$(1,726)	$57

(Loss) earnings per share
Basic and Diluted	$(0.14)	$(0.01)	$(0.29)	$0.01

Weighted-average shares outstanding
Basic and Diluted	6,010,561	5,870,234	6,007,868	5,863,973

Performance ratios to net premiums earned:
Loss ratio	0.0%	0.0%	0.0%	0.0%
Acquisition cost ratio	11.0%	10.9%	11.0%	10.9%
Expense ratio	111.3%	380.9%	105.7%	601.6%
Combined ratio	111.3%	380.9%	105.7%	601.6%

General. Net loss for the quarter ended June 30, 2024 was $821,000, or ($0.14) basic and diluted earnings per share compared to a net loss of $85,000, or ($0.01) basic and diluted loss per share, for the quarter ended June 30, 2023. The increase in net loss is primarily due to the negative change in the fair value of equity securities and investments during the quarter ended June 30, 2024 when compared with the prior period.

Net loss for the six months ended June 30, 2024 was $1.73 million or $0.29 per basic or diluted earnings per share compared to a net income of $57,000, or $0.01 per basic and diluted income per share, for the six months ended June 2023. The increase in net loss was the result of the negative change in the fair value of equity securities and investments which outweighed the revenue driven by increase in SurancePlus management fee income, during the six months ended June 30, 2024 when compared with the prior period.

Premium Income. Net premiums earned typically reflects the pro rata inclusion into income of premiums assumed over the life of the reinsurance contracts.

Net premiums earned for the quarter ended June 30, 2024 increased to $564,000 from $183,000 for the quarter ended June 30, 2023. This increase is attributed to the prior period recognizing only one month of premiums due to the acceleration of premiums on contracts in force during the quarter ended June 30, 2023. In contrast, the current year accounted for a full quarter of premiums.

Net premiums earned for the six months ended June 30, 2024, increased to $1.1 million from $183,000 for the same period in 2023. This increase is primarily due to the prior year recognizing only one month of premiums because of premium acceleration on the reinsurance contracts in force. In contrast, the six months ended June 30, 2024, recognized a full six months of premiums.

Losses Incurred. There were no losses incurred during the six-month periods ending June 30, 2024 and 2023.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs and underwriting expenses for the quarter ended June 30, 2024 increased to $62,000 from $20,000 for the quarter ended June 30, 2023.

Policy acquisition costs and underwriting expenses for the six months ended June 30, 2024 increased to $122,000 from $20,000 for the six-months ended June 30, 2023.

The increases are primarily due to the prior periods recognizing only one month of policy acquisition costs because of premium and acquisition costs acceleration on the reinsurance contracts in force. In contrast, the quarter and six months ended June 30, 2024, recognized a full three and six months of policy acquisition costs, respectively.

General and Administrative Expenses. General and administrative expenses for the quarter ended June 30, 2024 decreased to $ 566,000, from $677,000 for the quarter ended June 30, 2023. The decrease is due to the decrease in offering costs associated with SurancePlus being recognized during the three-month period ending June 30, 2024 when compared with the same period last year.

General and administrative expenses for the six months ended June 30, 2024 decreased to $1.05 million, from $1.1 million, for the quarter ended June 30, 2023. The decrease is due to expense fluctuations along with the decrease in offering costs associated with SurancePlus being recognized during the six-month period ending June 30, 2024 when compared to the prior period.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio remained consistent at 0% for the quarter end June 30, 2024 compared with the quarter ended June 30, 2023.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business.

The acquisition cost ratio increased marginally to 11.0% for the six-month period ended June 30, 2024, from 10.9% for the six-month period ended June 30, 2023. The increase is primarily to premiums being earned during the period ending June 30, 2024, when compared with the prior period.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and general and administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio decreased from 601.6% for the six-month period ended June 30, 2023 to 105.7% for the six-month period ended June 30, 2024. The improvement is due to the higher levels of premium earned during the six-month period ended June 30, 2024, when compared with the prior period.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. The combined ratio decreased from 601.6% for the six-month period ended June 30, 2023 to 105.7% for the six-month period ended June 30, 2024. The improvement is due to the higher levels of premium earned during the six-month period ended June 30, 2024, when compared with the prior period.

FINANCIAL CONDITION –JUNE 30, 2024 COMPARED TO DECEMBER 31, 2023

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents. As of June 30, 2024, our restricted cash and cash equivalents increased by $240,000, or 6.40%, to $3.99 million, from $3.75 million as of December 31, 2023. The increase is the result of premium deposits made during the six months ended June 30, 2024.

Investments. As of June 30, 2024, our total investments decreased by $467,000 or 69% to $213,000, from $680,000 as of December 31, 2023. The decrease is primarily a result of the sale of two of the equity securities and the decrease in value of the equity securities during the six-month period ended June 30, 2024.

Other investments. As of June, 30, 2024, our other investments decreased $1.5 million to $965,000 from $2.48 million at December 31, 2023. The decrease is due to fair value changes of our investment in Jet.AI in which the Company has an equity investment measured at fair value.

Notes Payable to Noteholders. As of June 30, 2024, our notes payable remained stable at $118,000.

Other liabilities – Cat Re Tokenholders. As of June 30, 2024, amounts due to Cat Re tokenholders decreased by $284,000 from $1.52 million at December 31, 2023. The decrease is due to returns made to investors who invested in Delta Cat Re tokens outweighing the proceeds from third-party investors purchasing the Epsilon Cat Re participation shares represented by digital tokens (net of management fees), plus one month underwriting-relating income that is attributable to third-party tokenholders.

Unearned Premium Reserve. As of June 30, 2024, our unearned premium reserve increased by $1.3 million to $2,181,000 from $915,000 at December 31, 2023. The increase is due to reinsurance contracts placed for the 2024 2025 treaty year.

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

As of June 30, 2024, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no plans to issue debt, and we expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, its subsidiaries Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for each subsidiary is $500. As of June 30, 2024, each subsidiary exceeded the minimum required. By law, each subsidiary is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing, and financing activities for the six-month periods ended June 30, 2024 and 2023 are summarized below.

Cash Flows for the Six months ended June 30, 2024 (in thousands)

Net cash used in operating activities for the six months ended June 30, 2024 totaled $1,752, which consisted primarily of cash received net written premiums less cash disbursed for operating expenses. Net cash provided by investing activities of $448 which was due to the repayment of the note receivable by Jet.AI and the proceeds from the sale of two of our equity securities. Net cash provided by financing activities was $1,544 which consisted primarily of net proceeds from Epsilon Cat Re participation shares represented by digital tokens offset by the payments made to DeltaCat Re tokenholders.

Cash Flows for the Six months ended June 30, 2023 (in thousands)

Net cash used in operating activities for the six-months ended June 30, 2023 totaled $1,614, which consisted primarily of cash received net written premiums less cash disbursed for operating expenses. Net cash used in investing activities of $5 Net cash provided by financing activities was $1,180 which consisted primarily of net proceeds from Delta Cat Re Tokens offset by the payment made to noteholders.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2024, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Level 3 Inputs that are unobservable.

Inputs are used in applying the various valuation techniques and broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. For fixed maturity securities, inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics, broker quotes for similar securities and other factors. The fair value of investments in stocks and exchange-traded funds is based on the last traded price. The fair value of our indirect investment in Jet.AI is based on the last traded price in an actively traded market. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Company’s investment custodians and management. The investment custodians and management consider observable data to be market data, which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant markets. The categorization of a financial instrument within the hierarchy is based upon the pricing transparency of the instrument, as well as the marketability of the instrument and the risk of forfeiture of such instrument.

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

As at June 30, 2024 we had no reserves for loss and loss adjustment expenses due to no significant events occurring during the year and no reported claims on contract in force. See Note 7 to the consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not currently involved in any litigation or arbitration. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

Item 1A.	Risk Factors

There have been no material changes to our risk factors during the six months ended June 30, 2024. However, we draw attention to the below risk factors relating to our investment in Jet.AI Inc. that can have a material impact on our earnings and shareholders’ equity in the near term.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

None.

(b)	Repurchases of Equity Securities

None.

(c)	Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith:

Exhibit No.	Document

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: August 8, 2024	By:	/s/ JAY MADHU
Jay Madhu
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ WRENDON TIMOTHY
Wrendon Timothy
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

