Form 10-Q
period 2024-09-30
OXBRIDGE RE HOLDINGS Ltd
filed 2024-11-13
CIK 1584831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024; 6,226,259 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At September 30, 2024	At December 31, 2023
	(Unaudited)
Assets
Investments:
Equity securities, at fair value (cost: $1,563 and $1,926)	$185	$680
Cash and cash equivalents	1,409	495
Restricted cash and cash equivalents	3,412	3,250
Premiums receivable	1,365	977
Other investments	541	2,478
Loan receivable	-	100
Due from related party	63	63
Deferred policy acquisition costs	175	101
Operating lease right-of-use assets	100	9
Prepayment and other assets	72	96
Property and equipment, net	1	4
Total assets	$7,323	$8,253

Liabilities and Shareholders’ Equity

Notes payable to noteholders	$118	$118
Notes payable to Epsilon / DeltaCat Re Tokenholders	1,485	1,523
Unearned premium reserve	1,586	915
Operating lease liabilities	100	9
Accounts payable and other liabilities	383	356
Total liabilities	3,672	2,921

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 6,150,556 and 5,870,234 shares issued and outstanding)	$6	$6
Additional paid-in capital	33,325	32,740
Accumulated deficit	(29,680)	(27,414)
Total shareholders’ equity	3,651	5,332
Total liabilities and shareholders’ equity	$7,323	$8,253

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(expressed in thousands of U.S. Dollars, except per share amounts)

	Three Months Ended September, 30		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue
Assumed premiums	$-	$-	$2,379	$2,195
Change in unearned premiums reserve	595	549	(671)	(1,463)

Net premiums earned	595	549	1,708	732
SurancePlus management fee income	-	-	312	300
Net investment and other income	62	74	188	242
Interest and gain on redemption of loan receivable	-	-	41	-
Unrealized loss on other investments	(424)	(6,889)	(1,937)	(6,384)
Change in fair value of equity securities	(28)	(115)	(188)	(34)

Total revenue	205	(6,381)	124	(5,144)

Expenses
Losses and loss adjustment expenses	-	-	-	-
Policy acquisition costs and underwriting expenses	66	60	188	80
General and administrative expenses	432	628	1,486	1,708

Total expenses	498	688	1,674	1,788

Loss before income attributable to noteholders and tokenholders	(293)	(7,069)	(1,550)	(6,932)

Income attributable to noteholders and tokenholders	(247)	(231)	(716)	(311)

Net loss	$(540)	$(7,300)	$(2,266)	$(7,243)

Loss per share
Basic and Diluted	$(0.09)	$(1.24)	$(0.37)	$(1.23)

Weighted-average shares outstanding
Basic and Diluted	6,121,020	5,870,234	6,045,542	5,866,083

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities
Net loss	$(2,266)	$(7,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	178	202
Depreciation and amortization	3	5
SurancePlus management fee income	(312)	(300)
Change in fair value of other investments	1,937	6,384
Change in fair value of equity securities	188	34
Interest and gain on redemption of loan receivable	(41)	-
Change in operating assets and liabilities:
Accrued interest and dividend receivable	-	(13)
Premiums receivable	(388)	(1,183)
Due from related party	-	(15)
Deferred policy acquisition costs	(74)	(161)
Prepayment and other assets	24	52
Prepaid offering costs	-	133
Losses payable	-	(1,073)
Other liabilities Cat Re Tokenholders	(1,195)	311
Unearned premiums reserve	671	1,463
Accounts payable and other liabilities	27	48

Net cash used in operating activities	$(1,248)	$(1,356)

Investing activities
Purchase of property and equipment	-	(5)
Proceeds (funding) of loan receivable	141	(100)
Proceeds from sale of equity securities	307	-
Net cash provided by/ (used in) investing activities	$448	$(105)

Financing activities
Proceeds from issuance of ordinary shares	407
Partial redemption of notes payable to noteholders	-	(98)
Net proceeds from the issuance of Epsilon/ Delta Cat Re tokens	1,469	1,280
Net cash provided by financing activities	$1,876	$1,182

(continued)

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Nine Months Ended
	September 30,
	2024	2023

Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the period	1,076	(279)
Balance at beginning of period	3,745	3,928

Balance at end of period	$4,821	3,649

Non-cash investing activities
Right-of-use lease asset obtained in exchange for operating lease liabilities	$124	-

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three Months and Nine Months Ended September 30, 2024 and 2023

(expressed in thousands of U.S. Dollars, except share amounts)

	Ordinary Share Capital		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2022	5,769,587	6	32,482	(17,499)	14,989
Net income for the period	-	-	-	142	142
Stock-based compensation	-	-	54	-	54
Issuance of restricted stock	96,647	-	-	-	-
Balance at March 31, 2023	5,866,234	6	32,536	(17,357)	15,185
Net loss for the period	-	-	-	(85)	(85)
Stock-based compensation	4,000	-	55	-	55
Balance at June 30, 2023	5,870,234	6	32,591	(17,442)	15,155
Net loss for the period	-	-	-	(7,300)	(7,300)
Stock-based compensation	-	-	93	-	93
Balance at September 30, 2023	5,870,234	6	32,684	(24,742)	7,948

Balance at December 31, 2023	5,870,234	6	32,740	(27,414)	5,332
Net loss for the period	-	-	-	(905)	(905)
Stock-based compensation	-	-	72	-	72
Issuance of restricted stock	136,427	-	-	-	-
Balance at March 31, 2024	6,006,661	6	32,812	(28,319)	4,499
Net loss for the period	-	-	-	(821)	(821)
Stock-based compensation	-	-	34	-	34
Issuance of ordinary shares	29,918	-	75	-	75
Balance at June 30, 2024	6,036,579	6	32,921	(29,140)	3,787
Net loss for the period	-	-	-	(540)	(540)
Stock-based compensation	-	-	72	-	72
Issuance of ordinary shares	113,977	-	332	-	332
Balance at September 30, 2024	6,150,556	6	33,325	(29,680)	3,651

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2024

1. ORGANIZATION AND BASIS OF PRESENTATION

(a)	Organization

Oxbridge Re Holdings Limited (the “Company”) was incorporated as an exempted company on April 4, 2013 under the laws of the Cayman Islands. The Company directly owns 100% of the equity interest in Oxbridge Reinsurance Limited, an exempted entity incorporated on April 23, 2013 under the laws of the Cayman Islands and for which a Class “C” Insurer’s license was granted on April 29, 2013 under the provisions of the Cayman Islands Insurance Law. The Company also indirectly owns 80% of the equity interest in Oxbridge Re NS, an entity incorporated as an exempted company on December 22, 2017 under the laws of the Cayman Islands to function as a reinsurance sidecar facility and to increase the underwriting capacity of Oxbridge Reinsurance Limited. The Company also indirectly owns 80% of the equity interest in SurancePlus Inc. (“SurancePlus”), an entity incorporated as a business company on December 19, 2022 under the laws of the British Virgin Islands to issue digital securities. The Company and its subsidiaries (collectively “Oxbridge Re”) businesses are as follows: SurancePlus is a Web3-focused subsidiary that currently leverages blockchain technology to democratize access to high-return reinsurance contracts via digital securities; Oxbridge Reinsurance Limited is a licensed reinsurance subsidiary that provides reinsurance business solutions primarily to property and casualty insurers in the Gulf Coast region of the United States; and Oxbridge Re NS is a licensed reinsurance SPV/side car that provides third-party investors with access to reinsurance contracts with returns uncorrelated to the financial markets. The Company operates as a single business segment through its subsidiaries. The Company’s headquarters and principal executive offices are located at Suite 201, 42 Edward Street, George Town, Grand Cayman, Cayman Islands, and have their registered offices at P.O. Box 309, Ugland House, Grand Cayman, Cayman Islands.

The Company’s ordinary shares and warrants are listed on The NASDAQ Capital Market under the symbols “OXBR” and “OXBRW,” respectively.

(b)	Basis of Presentation and Consolidation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2024 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2024. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Form 10-K, which was filed with the SEC on March 26, 2024.

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

September 30, 2024

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

Investments: The Company from time to time invests in fixed-maturity debt securities and equity securities, and for which its fixed-maturity debt securities are classified as available-for-sale. The Company’s available for sale debt investments are carried at fair value with changes in fair value included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. For the Company’s investment in equity securities, and for the Company’s investment in Jet.AI classified as “other investments”, the changes in fair value are recorded within the consolidated statements of operations. At September 30, 2024 and December 31, 2023 the Company did not own any fixed maturity debt securities.

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

September 30, 2024

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

Offering Expenses:. During the three and nine-month period ended September 30, 2024, the Company recognized in the consolidated statements of operations $27,000 and $167,000, respectively, of offering expenses in relation to the offering of Epsilon Cat Re digital securities issuable by the Company’s subsidiary, SurancePlus Inc. (See Note 6).

In accordance with the terms of the equity distribution agreement with Maxim, we intend to offer and sell ordinary shares having an aggregate offering price of up to $6.3 million from time to time. (See Note 9).

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

September 30, 2024

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

Ceded premiums are written during the period in which the risk is incepted and are expensed over the contract period in proportion to the period of protection. Unearned premiums ceded consist of the unexpired portion of the reinsurance obtained. There were no unearned premiums ceded at September 30, 2024 or December 31,2023.

Uncertain Income Tax Positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at September 30, 2024.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2024

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

Share-Based Compensation: The Company accounts for stock-based compensation under the fair value recognition provisions of GAAP which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors, including stock options and restricted stock issuances based on estimated fair values. The Company measures compensation for restricted stock based on the price of the Company’s ordinary shares at the grant date. Determining the fair value of stock options at the grant date requires significant estimation and judgment. From time to time, the Company uses an option-pricing model (Black-Scholes option pricing model) to assist in the calculation of fair value for stock options. When estimating the expected volatility, the Company takes into consideration the historical volatility of entities similar to itself. The Company considers factors such as an entity’s industry, stage of life cycle, size and financial leverage when selecting similar entities. The Company may use a sample peer group of companies in the reinsurance industry and/or the Company’s own historical volatility in determining the expected volatility.

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

Reclassifications: Any reclassifications of prior period amounts have been made to conform to the current period presentation.

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At September 30,	At December 31,
	2024	2023
	(in thousands)

Cash on deposit	$1,406	$495
Restricted cash held in trust	3,412	3,250
Total	$4,818	$3,745

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2024

4. INVESTMENTS

The Company from time to time invests in fixed-maturity debt securities and equity securities, with its fixed-maturity debt securities classified as available-for-sale. At September 30, 2024 and December 31, 2023, the Company did not hold any available-for-sale securities.

There were no sales of equity securities for three months ended September 30, 2024, nor the three- and nine-month periods ended September 30, 2023. Proceeds received, and the gross realized gains and losses from sale of equity securities, for the nine-month period ended September 30, 2024 are as follows:

	Gross proceeds from sales	Gross Realized Gains	Gross Realized Losses
	($ in thousands)
Nine Months Ended September 30, 2024
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

The Company’s beneficial interests in Jet. AI’s common stock, public warrants and Series A-1 Preferred Shares are recorded at fair value and are classified in “Other Investments” on the consolidated balance sheets. The fair value calculation of the Company’s beneficial interest in Jet.AI’s common stock and public warrants is dependent on the observable trading prices of JetAI’s common stock and public warrants. The fair value calculation of the Company’s beneficial interest in the Series A-1 Preferred Share is estimated to be the pro-rata original principal amount of the Preferred Share due to the short-term nature.

The Sponsor holds 575 Series A-1 preferred shares with purchase price of $1,000 each, and previously held 2,875,000 ordinary shares along with 4,897,500 warrants. One of the Company’s executive officers is an independent member of Jet.AI’s board. The Company’s wholly-owned licensed reinsurance subsidiary, Oxbridge Reinsurance Limited (“Oxbridge Reinsurance”), was the lead investor in the Sponsor and at June 30, 2024, held the equivalent of 1,423,827 of Jet.AI Inc’s common stock (NASDAQ: JTAI) and 3,094,999 of Jet.AI Inc’s warrants (NASDAQ: JTAIW). On July 29, 2024, the Company’s 3,094,999 warrants were converted into 945,211 of Jet.AI’s common stock in accordance with Jet.AI’s Tender Offer Statement (as amended) as filed with the Securities and Exchange Commission on July 23, 2024. In August 2024, upon the anniversary of Jet.AI’s business combination, the ordinary shares held by the Sponsor became unrestricted and was distributed pro-rata to the Sponsor’s investors. At September 30, 2024, the Company held 2,369,037 of Jet.AI common stock.

As a result of the re-measurement of our investment in Jet.AI, we recognized for the nine months ended September 30, 2024, an unrealized loss of $1,937,000 within our consolidated statements of operations.

Other investments as of September 30, 2024 and December 31, 2023 consist of the following (in thousands):

	September 30, 2024	December 31, 2023

Jet.AI. Series A-1 Preferred Shares	$285	$285
Jet.AI common stock (2022: Class B Ordinary Shares)	256	2,193
Total	$541	$2,478

Beginning of year	$2,478	$11,423
Unrealized loss on investment in affiliate	(1,937)	(8,945)
End of year	$541	$2,478

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2024

4. INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2024 and December 31, 2023:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2024	($ in thousands)
Financial Assets:
Cash and cash equivalents	$1,406	$-	$-	$1,406

Restricted cash and cash equivalents	$3,412	$-	$-	$3,412

Other investments	$256	$-	$285	$541

Equity securities	$185	$-	$-	$185

Total	$5,259	$-	$285	$5,544

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2023	($ in thousands)
Financial Assets:
Cash and cash equivalents	$495	$-	$-	$495

Restricted cash and cash equivalents	$3,250	$-	$-	$3,250

Other investments	$2,193	$-	$285	$2,478

Equity securities	$680	$-	$-	$680

Total	$6,618	$-	$285	$6,903

There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2024 and 2023.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the other investments classified as Level 3:

Other
Investments
(in thousands)
Fair value of Level 3 other investment at January 1, 2024	$285
Investment in affiliate	-
Change in valuation inputs or other assumptions	-
Fair value of Level 3 other investment at September 30, 2024	$285

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2024

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

The Company has determined that Oxbridge Re NS meets the definition of a VIE as it does not have sufficient equity capital to finance its activities. The Company concluded that it is the primary beneficiary and has consolidated the subsidiary upon its formation, as it owns 80% of the voting shares, 80% of the issued share capital and has a significant financial interest and the power to control the activities of Oxbridge Re NS that most significantly impacts its economic performance. The Company has no other obligation to provide financial support to Oxbridge Re NS. Neither the creditors nor beneficial interest holders of Oxbridge Re NS have recourse to the Company’s general credit.

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

September 30, 2024

6. VARIABLE INTEREST ENTITIES (continued)

Notes Payable to Series 2020-1 noteholders

Oxbridge Re NS entered into a retrocession agreement with Oxbridge Reinsurance Ltd on June 1, 2020 and issued $216,000 of participating notes which provides quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. The participating notes have been assigned Series 2020-1 and matured on June 1, 2023. Participating notes totaling $98,000 were redeemed during the year ended December 31, 2023 resulting in a balance due of $118,000 at September 30, 2024 and December 31, 2023.

The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the nine-months ended September 30, 2024 and 2023 was $0.

SurancePlus Inc.

SurancePlus Inc., a indirect 80% owned subsidiary of Oxbridge Re Holdings Limited, was incorporated as a British Virgin Islands Business Company on December 19, 2022 for the purposes of tokenizing reinsurance contracts underwritten by its affiliated licensed reinsurer, Oxbridge Re NS.

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

On June 27, 2023, SurancePlus Inc. completed its private placement (the “Private Placement”) of Series DeltaCat Re Preferred Shares represented by DeltaCat Re Tokens (the “Securities”). On June 27, 2023, SurancePlus entered into subscription agreements with accredited investors and non-U.S. persons in the Private Placement with respect to 229,766 of the Securities at a purchase price of $10.00 per token for aggregate gross proceeds of $2,297,660. SurancePlus also previously entered into subscription agreements for and sold 15,010 of the Securities between April 5, 2023 and May 18, 2023 for gross proceeds of $150,100, also at a purchase price of $10.00 per token. The aggregate amount raised in the Private Placement was $2,447,760 for the issuance of 244,776 Securities of which approximately $1,280,000 was received from third-party investors and approximately $1,167,000 from Oxbridge Re Holdings Limited. Approximately $300,000 and $273,000 of management fees were deducted from the gross proceeds from the third-party investors and the Company, respectively. The tokens were issued on the Avalanche blockchain. Ownership of DeltaCat Re tokenized reinsurance securities indirectly confers fractionalized interests in reinsurance contracts underwritten by Oxbridge Re’s reinsurance subsidiary, Oxbridge Re NS, for the 2023-2024 treaty year.

On March 18, 2024, the Company and its indirect subsidiary SurancePlus Inc. (“SurancePlus”), announced the commencement of an offering by SurancePlus of Participation Shares (the “Securities”) represented by digital tokens to be issued under a 3-year Participation Share Investment Contract (the “PSIC”). The Participation Shares are not shares in SurancePlus and shall have no preemptive right or conversion rights. The Participation Shares solely confer contractual rights against SurancePlus as contained in the PSIC. At the offering’s commencement, up to one million (1,000,000) Participation Shares will be issued, represented by digital tokens labelled “EpsilonCat Re”. The quantity of Participation Shares to be issued in subsequent years of 2025, and 2026, shall be disclosed prior to their issuances. At the start of the offering, the Participation Shares will be offered at an initial price of $10.00 per Participation Share.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2024

6. VARIABLE INTEREST ENTITIES (continued)

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

The selected unconsolidated historical financial information and other data presented below is derived from SurancePlus’ standalone unaudited financial statements for the three and nine months ended September 30, 2024 and the balance sheet data as of September 30, 2024.

Statement of Operations Data:	For Three Months Ended	For Nine Months Ended
	September 30, 2024	September 30, 2024
	(Unaudited)	(Unaudited)

Management fee income	$-	$612
Underwriting related income	529	1,520
Net investment and other income	9	14
Total revenue	$539	$2,146
Expenses	$(26)	$(167)
Income attributable to tokenholders	$(483)	$(1,384)
Net income	$30	$595

Balance Sheet Data:	At September 30, 2024
(Unaudited)
(In thousands)
Total assets	$4,257
Amounts due to Epsilon / Delta Cat Re Tokenholders	1,801
Total shareholder’s equity	2,456

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2024

7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table summarizes the Company’s loss and loss adjustment expenses (“LAE”) and the reserve for loss and LAE reserve movements for the nine-month periods ending September 30, 2024 and 2023:

	At September 30,	At September 30,
	2024	2023
	(in thousands)

Balance, beginning of period	$-	$1,073
Incurred related to:
Current period	-	-
Prior period	-	-
Total incurred	-	1,073
Paid related to:
Current period	-	-
Prior period	-	(1,073)
Total paid	-	(1,073)
Balance, end of period	$-	$-

When losses occur, the reserves for losses and LAE are typically comprised of case reserves (which are based on claims that have been reported) and IBNR reserves (which are based on losses that are believed to have occurred but for which claims have not yet been reported and include a provision for expected future development on existing case reserves). The Company typically suffers limit losses in the event of a Category 3 or above hurricane making landfall in a populated area where the Company has catastrophe risk exposure. For the nine-month periods ended September 30, 2024 and 2023, the Company has recorded it’s reserves for losses and LAE based on the contractual maximum loss the Company can suffer under the affected contracts.

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

There were no losses incurred during the nine-month periods ended September 30, 2024 and 2023.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2024

8. LOSS PER SHARE

A summary of the numerator and denominator of the basic and diluted loss per share is presented below (dollars in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Numerator:
Net loss	$(540)	(7,300)	$(2,266)	(7,243)

Denominator:
Weighted average shares - basic	6,121,020	5,870,234	6,045,542	5,866,083
Weighted average shares - diluted	6,121,020	5,870,234	6,045,542	5,866,083
Loss per share - basic	$(0.09)	(1.24)	$(0.37)	(1.23)
Loss per share - diluted	$(0.09)	(1.24)	$(0.37)	(1.23)

For the three-month periods ended September 30, 2024 and September 2023 and for the nine-month periods ended September 30, 2024 and September 2023, options to purchase 846,250 ordinary shares and 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive due to the net loss during these periods.

GAAP requires the Company to use the two-class method in computing basic loss per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common shareholders. These participating securities effect the computation of both basic and diluted loss per share.

9. EQUITY

ORDINARY SHARES

There were 6,150,556 and 5,870,234 ordinary shares outstanding at September 30, 2024 and December 31, 2023, respectively.

For the three months ended September 30, 2024, we have sold 113,977 ordinary shares under the ATM program for gross proceeds of $342,525 at an average price of $3.00 per share. After deducting commissions related to the ATM offering of $10,275, the net proceeds we received from the transactions were $332,250.

During the nine months ended September 30, 2024, we sold 143,895 ordinary shares under the ATM program for gross proceeds of $419,663 at an average price of $2.92 per share. After deducting commissions related to the ATM offering of $12,590, the net proceeds we received from the transactions were $407,073. The proceeds from the ATM sales are being used for working capital and other general corporate purposes.

WARRANTS

There were 8,230,700 warrants outstanding at September 30, 2024 and December 31, 2023. One warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per share on or before March 26, 2029. The Company at its option may cancel the warrants in whole or in part, provided that the closing price per ordinary share has exceeded $9.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period. No warrants were exercised during the nine-month periods ended September 30, 2024 and 2023.

10. DIVIDENDS

For the period ended September 30, 2024, none of the Company’s retained earnings were restricted from payment of dividends to the company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in its subsidiaries, a dividend from the subsidiaries would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2024

11. SHARE-BASED COMPENSATION

The Company currently has outstanding stock-based awards granted under the 2014 Omnibus Incentive Plan (the “2014 Plan”) and the 2021 Omnibus Incentive Plan (the “2021 Plan”) (hereinafter collectively referred to as “the Plans”). Under each of the Plans, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. During the period ended September 30, 2024, the Company granted 136,427 restricted stock to directors, officers and employees under the 2021 Plan. At September 30, 2024, there were 758,926 shares and 11,750 shares available for grant under the 2021 Plan and the 2014 Plan, respectively.

Stock options

Stock options granted and outstanding under the Plan vests quarterly over four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the nine-month periods ended September 30, 2024 and 2023 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at January 1, 2023	871,250	$4.62	5.6 years	$-
Forfeited	(25,000)	$6.00		$-
Outstanding at March 31, 2023	846,250	$4.63	5.5 years	$-
Exercisable at March 31, 2023	736,875	$4.43	5.2 years	$-
Outstanding at June 30, 2023	846,250	$4.63	5.3 years	$-
Exercisable at June 30, 2023	752,500	$4.46	5.0 years	$-
Outstanding at September 30, 2023	846,250	$4.63	5.0 years	$-
Exercisable at September 30, 2023	768,125	$4.49	4.78 years	$-

Outstanding at January 1, 2024	846,250	$4.63	4.8 years	$-
Outstanding at March 31, 2024	846,250	$4.63	4.5 years	$-
Exercisable at March 31, 2024	799,375	$4.55	4.4 years	$-
Outstanding at June 30, 2024	846,250	$4.63	4.3 years	$-
Exercisable at June 30, 2024	815,000	$4.58	4.2 years	$-
Outstanding at September 30, 2024	846,250	$4.63	4.0 years	$-
Exercisable at September 30, 2024	830,625	$4.61	3.96 years	$-

Compensation expense recognized for the three-month periods ended September 30, 2024 and 2023 totaled $5,000 and for the nine-month periods ended September 30, 2024 and 2023 totaled $15,000. Compensation expense is included in general and administrative expenses. At September 30, 2024 and 2023, there was approximately $5,000 and $25,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plans. The Company expects to recognize the remaining compensation expense over a weighted-average period of three (3) months.

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

During the nine-month periods ended September 30, 2024 and 2023, the Company granted 136,427 and 100,647 shares of restricted stock, respectfully to directors and employees under the 2021 Plan. Information with respect to the activity of unvested restricted stock awards during the periods ended September 30, 2024 and 2023 is as follows (share amounts not in thousands):

	Weighted-
	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Nonvested at January 1, 2024	46,073	$1.05
Granted	136,427	$1.05
Vested	(34,574)	$1.05
Nonvested at March 31, 2024	147,926
Vested	(18,500)	$1.05
Nonvested at June 30, 2024	129,426
Vested	(54,214)	$1.05
Nonvested at September 30, 2024	75,212

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2024

11. SHARE-BASED COMPENSATION (cont’d)

Restricted stock awards (continued)

Compensation expense recognized for the three and nine-month periods ended September 30, 2024 totaled $67,000 and $163,000, respectively, and is included in general and administrative expenses. Compensation expense for the three and nine-month periods ended September 30, 2023 totaled $88,000 and $187,000, respectively. At September 30, 2024, there was approximately $125,000 unrecognized compensation expense related to non-vested restricted stock granted under the Plan, which the Company expects to recognize over a weighted-average period of five (5) months.

12. NET WORTH FOR REGULATORY PURPOSES

Oxbridge Reinsurance Limited and Oxbridge Re NS (collectively the “Subsidiaries”) are subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of their respective licenses, the Subsidiaries are required to maintain a minimum and prescribed capital requirement of $500 in accordance with the relevant subsidiary’s approved business plan filed with CIMA.

At September 30, 2024, Oxbridge Reinsurance Limited’s net worth of $500 exceeded the minimum and prescribed capital requirement. For the three and nine-month periods ended September 30, 2024, Oxbridge Reinsurance Limited’s net loss was approximately $420,000 and $2.51 million, respectively.

At September 30, 2024, Oxbridge Re NS’ net worth of $335,000 exceeded the minimum and prescribed capital requirement. For the three and nine-month periods ended September 30, 2024 Oxbridge Re NS’ net income was approximately $32,000 and $112,000 respectively.

The Subsidiaries are not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiaries’ GAAP capital, surplus and net loss, and its statutory capital, surplus and net loss as of September 30, 2024 or for the period then ended.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2024

13. FAIR VALUE AND CERTAIN RISKS AND UNCERTAINTIES)

Fair values

With the exception of balances in respect of insurance contracts (which are specifically excluded from fair value disclosures under GAAP) and investment securities as disclosed in Note 4 of these consolidated financial statements, the carrying amounts of all other financial instruments, which consist of cash and cash equivalents, restricted cash and cash equivalents, premiums receivable, notes payable and accounts payable and other liabilities, approximate their fair values due to their short-term nature.

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

September 30, 2024

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

The components of lease expense and other lease information as of and during the nine-month periods ended September 30, 2024 and 2023 are as follows:

	For the Nine-Month Period	For the Nine-Month Period
(in thousands)	Ended September 30, 2024	Ended September 30, 2023
Operating Lease Cost (1)	$80	$76

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$80	$76

(1)	Includes short-term leases

(in thousands)	At September 30, 2024	At December 31, 2023
Operating lease right-of-use assets	$100	$9

Operating lease liabilities	$100	$9

Weighted-average remaining lease term - operating leases	2.08 years	0.39 years

Weighted-average discount rate - operating leases	9.35%	7.13%

Future minimum lease payments under non-cancellable leases as of September 30, 2024 and December 31, 2023, reconciled to our discounted operating lease liability presented on the consolidated balance sheet are as follows:

(in thousands)	At September 30, 2024	At December 31, 2023
Remainder of 2024	$27	$9
2025	39	-
2026	39	-
Thereafter	6	-
Total future minimum lease payments	$111	$9

Less imputed interest	(11)	-
Total operating lease liability	$100	$9

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2024

15. RELATED PARTY TRANSACTIONS

Epsilon Re Tokens

During the nine-month period ended September 30, 2024, Mr. Jay Madhu, a director and officer of the Company and its subsidiaries, entered into subscription agreement to purchase a total of 9,245 Series Epsilon Cat Re tokens at a purchase price of $10.00 per token for aggregate gross proceeds of $92,447. Ownership of EpsilonCat Re tokenized reinsurance securities indirectly confers fractionalized interests in reinsurance contracts underwritten by Oxbridge Re NS for the 2024-2025 treaty year.

TypTap Insurance Company (“TypTap”) Contract

During the three-month and nine-month periods ended September 30, 2024 the Company entered into a reinsurance agreement with TypTap, an insurance subsidiary of HCI Group, Inc., which is a related entity through common directorship. At September 30, 2024, included within premium receivable, deferred acquisition costs and unearned premiums on the condensed consolidated balance sheets are amounts equal to $918,000, $101,000 and $917,000 respectively, relating to the reinsurance agreement with TypTap. During the three-month and nine-month periods ended September 30, 2024, included within assumed premiums, change in unearned premium reserve and policy acquisition costs and underwriting expenses on the consolidated statements of income are amounts equal to $1,004,000, ($211,000) and $87,000, respectively.

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

ATM Facility

Subsequent to September 30, 2024, and through the date of issuance of these financial statements, we sold an additional 75,703 ordinary shares under the ATM program for gross proceeds of $199,390, at an average price $2.63 per ordinary share. After deducting commissions related to the ATM offering of $5,982, the net proceeds we received from the transactions were $193,408. We plan to use the proceeds for working capital and general corporate purposes.

Jet.AI and Sponsor payments

Subsequent to September 30, 2024, and through the date of issuance of these financial statements, the Series A-1 preferred shares held by the Sponsor were redeemed by Jet.AI for an aggregate amount of $675,000. The Sponsor distributed $393,195 to the Company representing the repayment of its extension loan of $284,765, working capital loan of $61,906, and dividend redistribution of $49,524.

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

GENERAL

The following is a discussion and analysis of our results of operations for the three and nine-month periods ended September 30, 2024 and 2023 and our financial condition as of September 30, 2024 and December 31, 2023. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2024. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its subsidiaries, Oxbridge Reinsurance Limited, SurancePlus Holdings Ltd., SurancePlus Inc. and Oxbridge Re NS, unless the context dictates otherwise.

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

In addition to our historical reinsurance business operations, in 2023, our new subsidiary SurancePlus developing, offering, and selling a tokenized reinsurance security representing fractionalized interests in reinsurance contracts, with each token representing an interest in participating notes issued by Oxbridge Re NS. These efforts culminated in the development, launch, and issuance of our first tokenized reinsurance security, the DeltaCat Re Token, which we believe is the first “on-chain” reinsurance security of its kind to be developed by a subsidiary of a public company. Following the issuance of the DeltaCat Re Token, we intend to develop, launch, and issue additional series of tokenized reinsurance securities representing fractional interests in reinsurance contracts, and we are also using our tokenization experience and activities as a foundation for developing Web3-focused business offerings and products relating to the tokenization of other real-world assets (RWAs), including RWAs held or being acquired by third parties. Our tokenization business will be conducted through SurancePlus and through other subsidiaries of our 80% owned subsidiary, SurancePlus Holdings Ltd. (“SurancePlus Holdings”), a Cayman Islands exempted company that we have organized to serve as a holding company for subsidiaries that will operate our developing Web3-focused business operations.

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

Recent Developments

Formation of SurancePlus

SurancePlus, an indirect 80% owned subsidiary of the Company, was incorporated as a British Virgin Islands Business Company on December 19, 2022 for the purpose of tokenizing reinsurance contracts underwritten by its affiliated licensed reinsurer, Oxbridge Re NS.

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

On March 18, 2024, Oxbridge Re Holdings Limited (the “Company”) and its indirect subsidiary SurancePlus Inc. (“SurancePlus”), a British Virgin Islands Business Company, announced the commencement of an offering by SurancePlus of Participation Shares (the “Securities”) represented by digital tokens to be issued under a 3-year Participation Share Investment Contract (the “PSIC”). The Participation Shares are not shares in SurancePlus and shall have no preemptive right or conversion rights. The Participation Shares solely confer contractual rights against SurancePlus as contained in the PSIC. At the offering’s commencement, up to one million (1,000,000) Participation Shares will be issued, represented by digital tokens labelled “EpsilonCat Re”. The quantity of Participation Shares to be issued in subsequent years of 2025, and 2026, shall be disclosed prior to their issuances. At the start of the offering, the Participation Shares will be offered at an initial price of $10.00 per Participation Share.

The net proceeds from the offer and sale of the Participation Shares were used by SurancePlus to purchase a participating note of Oxbridge Re NS, an affiliated Cayman Islands licensed reinsurance entity, and the proceeds from the sale of such participating note were invested in collateralized reinsurance contracts to be underwritten by Oxbridge Re NS. The holders of the Participation Shares will generally be entitled to proceeds from the payment of the participating notes in the amount of a preferred return equal to the initial Participation Share price, plus 20%, and then 80% of any proceeds in excess of the amount necessary to pay the preferred return.

On July 12, 2024, SurancePlus completed the Private Placement. The aggregate amount raised in the Private Placement was $2,878,078 Participation Shares (the “Securities”) represented by digital tokens issued under a 3-year Participation Share Investment Contract (for the issuance of 287,808 of the Participation Shares represented by the digital tokens, of which approximately $1,469,000 was received from third-party investors and approximately $1,409,000 was received from Oxbridge Re Holdings Limited.

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

The Company’s wholly-owned licensed reinsurance subsidiary, Oxbridge Reinsurance Limited (“Oxbridge Reinsurance”), was the lead investor in Oxbridge Acquisition’s sponsor and holds the equivalent of 2,369,038 of Jet.AI Inc’s common stock (NASDAQ: JTAI).

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

The Ordinary Shares were registered pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-262590) (the “Registration Statement”), and offerings of the Ordinary Shares were made only by means of a prospectus supplement.

For the three months ended, September 30, 2024, we sold 113,977 ordinary shares under the ATM program for gross proceeds of $342,525 at an average price of $3.00 per share. After deducting commissions related to the ATM offering of $10,275, the net proceeds we received from the transactions were $332,250.

During the nine months ended September 30, 2024, we sold 143,895 ordinary shares under the ATM program for gross proceeds of $419,663 at an average price of $2.92 per share. After deducting commissions related to the ATM offering of $12,590, the net proceeds we received from the transactions were $407,073. The proceeds from the ATM sales are being used for working capital and other general corporate purposes.

Subsequent to September 30, 2024, and through the date of issuance of these financial statements, we sold an additional 75,703 ordinary shares under the ATM program for gross proceeds of $199,390, at an average price $2.63 per share. After deducting commissions related to the ATM offering of $5,982, the net proceeds we received from the transactions were $193,408. The proceeds from the ATM sales are being used for working capital and other general corporate purposes.

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

Incentive, Technology, Origination and Management Fee Income

During the nine-month period ended September 30, 2024, the Company’s subsidiary, SurancePlus Inc., entered into subscriptions agreements for the sale of its participation Shares represented by the digital, representing fractionalized interest in reinsurance contracts underwritten by Oxbridge Re NS. The tokens were issued on the Avalanche blockchain.

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

RESULTS OF OPERATIONS

The following is our consolidated statement of operations and performance ratios for the three and nine-month periods ended September 30, 2024 and 2023 (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue
Assumed premiums	$-	$-	$2,379	$2,195
Change in unearned premiums reserve	595	549	(671)	(1,463)

Net premiums earned	595	549	1,708	732
SurancePlus management fee income	-	-	312	300
Net investment and other income	62	74	188	242
Interest and gain on redemption of loan receivable	-	-	41	-
Unrealized loss on other investments	(424)	(6,889)	(1,937)	(6,384)
Change in fair value of equity securities	(28)	(115)	(188)	(34)

Total revenue	205	(6,381)	124	(5,144)

Expenses
Policy acquisition costs and underwriting expenses	66	60	188	80
General and administrative expenses	432	628	1,486	1,708

Total expenses	498	688	1,674	1,788

Loss before income attributable to noteholders and tokenholders	(293)	(7,069)	(1,550)	(6,932)

Income attributable to noteholders and tokenholders	$(247)	$(231)	$(716)	$(311)

Net loss	$(540)	$(7,300)	$(2,266)	$(7,243)

Loss earnings per share
Basic and Diluted	$(0.09)	$(1.24)	$(0.37)	$(1.23)

Weighted-average shares outstanding
Basic and Diluted	6,121,020	5,870,234	6,045,542	5,866,083

Performance ratios to net premiums earned:
Loss ratio	0.0%	0.0%	0.0%	0.0%
Acquisition cost ratio	11.1%	10.9%	11.0%	10.9%
Expense ratio	83.7%	125.3%	98.0%	244.3%
Combined ratio	83.7%	125.3%	98.0%	244.3%

General. Net loss for the quarter ended September 30, 2024 was $540,000, or ($0.09) basic and diluted earnings per share compared to a net loss of $7.3 million, or ($1.24) basic and diluted loss per share, for the quarter ended September 30, 2023. The change is primarily due to the decrease in the negative change in the fair value of equity securities and investments during the quarter ended September 30, 2024 when compared with the prior period.

Net loss for the nine months ended September 30, 2024 was $2.27 million or ($0.37) per basic or diluted loss per share compared to a net loss of $7.24 million, or ($1.23) per basic and diluted loss per share, for the nine months ended September 2023. The decrease in net loss was primarily the result of the decrease in the change of fair value of equity securities and investments during the nine months ended September 30, 2024 when compared with the prior period.

Premium Income. Net premiums earned typically reflects the pro rata inclusion into income of premiums assumed over the life of the reinsurance contracts.

Net premiums earned for the quarter ended September 30, 2024 increased to $595,000 from $549,000 for the quarter ended September 30, 2023. The increase is due to the contracts in force in the quarter ended September 30, 2024.

Net premiums earned for the nine months ended September 30, 2024 increased to $1.7 million from $732,000 for the nine months ended September 30, 2023. The increase is due to the reinsurance contracts in force during the quarter ended September 30, 2024, when compared to the prior period.

Losses Incurred. There were no losses incurred during the nine-month periods ending September 30, 2024 and 2023.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs and underwriting expenses for the quarter ended September 30, 2024 increased to $66,000 from $60,000 for the quarter ended September 30, 2023. The increase is due to the contracts in force in the quarter ended September 30, 2024.

Policy acquisition costs and underwriting expenses for the nine months ended September 30, 2024 increased to $188,000 from $80,000 for the nine-months ended September 30, 2023.

General and Administrative Expenses. General and administrative expenses for the quarter ended September 30, 2024 decreased to $ 432,000, from $628,000 for the quarter ended September 30, 2023. The decrease is due to the decrease in offering costs associated with SurancePlus being recognized during the three-month period ending September 30, 2024 when compared with the same period last year.

General and administrative expenses for the nine months ended September 30, 2024 decreased to $1.5 million, from $1.7 million, for the quarter ended September 30, 2023. The decrease is primarily due to the decrease in offering costs associated with SurancePlus being recognized during the nine-month period ending September 30, 2024 when compared to the prior period.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio remained consistent at 0% for the quarter and nine-month period ended September 30, 2024, compared with the quarter and nine-month period ended September 30, 2023.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business.

The acquisition cost ratio increased marginally to 11.1% for the three-month period ended September 30, 2024 and 11.0% for the nine-month period ended September 30, 2024, from 10.9% for the three and nine-month period ended September 30, 2023. The increase is primarily to premiums being earned during the periods ending September 30, 2024, when compared with the prior periods.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and general and administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio decreased from 125.3% for the three-month period ended September 30, 2023, to 83.7% for the three-month period ended September 30, 2024. The decrease is due to the higher levels of premium earned and lower general administrative expenses incurred during the three-month period ended September 30, 2024, when compared with the prior period.

The expense ratio decreased from 244.3% for the nine -month period ended September 30, 2023, to 98.0% for the nine-month period ended September 30, 2024. The decrease is due to the higher levels of premium earned and lower general administrative expenses incurred during the nine-month period ended September 30, 2024, when compared with the prior period.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. The combined ratio decreased from 125.3% for the three-month period ended September 30, 2023, to 83.7% for the three-month period ended September 30, 2024. The decrease is due to the higher levels of premium earned and lower general administrative expenses incurred during the nine-month period ended September 30, 2024, when compared with the prior period.

The combined ratio decreased from 244.3% for the nine-month period ended September 30, 2023 to 98.0% for the nine-month period ended September 30, 2024. The decrease is due to the higher levels of premium earned and lower general administrative expenses incurred during the nine-month period ended September 30, 2024, when compared with the prior period

FINANCIAL CONDITION –SEPTEMBER 30, 2024 COMPARED TO DECEMBER 31, 2023

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents. As of September 30, 2024, our restricted cash and cash equivalents increased by $1.1 million, or 28.9%, to $4.8 million, from $3.7 million as of December 31, 2023. The increase is the result of premium deposits made during the nine months ended September 30, 2024.

Investments. As of September 30, 2024, our total investments decreased by $495,000 to $185,000, from $680,000 as of December 31, 2023. The decrease is primarily a result of the sale of two of the equity securities and the decrease in value of the equity securities during the nine-month period ended September 30, 2024.

Other investments. As of September, 30, 2024, our other investments decreased $1.94 million to $541,000 from $2.48 million at December 31, 2023. The decrease is due to fair value changes of our investment in Jet.AI in which the Company has an equity investment measured at fair value.

Notes Payable to Noteholders. As of September 30, 2024, our notes payable remained stable at $118,000.

Other liabilities – Delta Cat Re Tokenholders. As of September 30, 2024, amounts due to Epsilon Cat Re tokenholders decreased by $38,000 to $1.48 million from $1.52 million at December 31, 2023. The decrease is due to returns made to investors who invested in Delta Cat Re tokens outweighing the proceeds from third-party investors purchasing the Epsilon Cat Re participation shares represented by digital tokens (net of management fees), plus four month underwriting-relating income that is attributable to third-party tokenholders.

Unearned Premium Reserve. As of September 30, 2024, our unearned premium reserve increased by $671,000 to $1,586,000 from $915,000 at December 31, 2023. The increase is due to reinsurance contracts placed for the 2024 2025 treaty year.

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

As of September 30, 2024, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no plans to issue debt, and we expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, its subsidiaries Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for each subsidiary is $500. As of September 30, 2024, each subsidiary exceeded the minimum required. By law, each subsidiary is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing, and financing activities for the nine-month periods ended September 30, 2024 and 2023 are summarized below.

Cash Flows for the Nine months ended September 30, 2024 (in thousands)

Net cash used in operating activities for the nine months ended September 30, 2024 totaled $1,248 which consisted primarily of cash received net written premiums less cash disbursed for operating expenses. Net cash provided by investing activities of $448 which was due to the repayment of the note receivable by Jet.AI and the proceeds from the sale of two of our equity securities. Net cash provided by financing activities was $1,876 which consisted primarily of net proceeds from Epsilon Cat Re participation shares represented by digital tokens offset by the payments made to DeltaCat Re tokenholders.

Cash Flows for the Nine months ended September 30, 2023 (in thousands)

Net cash used in operating activities for the nine-months ended September 30, 2023 totaled $1,356, which consisted primarily of cash received net written premiums less cash disbursed for operating expenses. Net cash used in investing activities of $105 which was due mainly to investment in note receivable from Jet.AI Net cash provided by financing activities was $1,182 which consisted primarily of net proceeds from Delta Cat Re Tokens offset by the payment made to noteholders.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2024, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

As at September 30, 2024 we had no reserves for loss and loss adjustment expenses due to no significant events occurring during the year and no reported claims on contract in force. See Note 7 to the consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any litigation or arbitration. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

Item 1A. Risk Factors

There have been no material changes to our risk factors during the nine months ended September 30, 2024. However, we draw attention to the below risk factors relating to our investment in Jet.AI Inc. that can have a material impact on our earnings and shareholders’ equity in the near term.

Our use of fair value accounting of our significant investment in Jet.AI Inc. could result in income statement volatility, which in turn, could cause significant market price and trading volume fluctuations for our securities.

Our significant beneficial interests in Jet.AI Inc.’s common stock are recorded at fair value with changes in fair value being recorded in the consolidated statement of operations during the period of change. Additionally, the fair value of the investment must be remeasured quarterly. Because of this, and due to significance of our investment in Jet.AI relative to our total assets, our earnings may experience greater volatility in the future as a decline in the fair value of our investment in Jet.AI Inc. could significantly reduce both our earnings and shareholders’ equity, which in turn, could cause significant market price and trading volume fluctuations for our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 30, 2022, we entered into an “at the market” (ATM) sales agreement with Maxim Group LLC as our sales agent, under which we may offer and sell from time to time up to $6.3 million of ordinary shares in negotiated transactions or transactions that are deemed to be an ATM offering.

During the three months ended September 30, 2024, we sold 113,977 ordinary shares under the ATM program for gross proceeds of $342,525 at an average price of $3.00 per share. After deducting commissions related to the ATM offering of $10,275, the net proceeds we received from the transactions were $332,250.

During the nine months ended September 30, 2024, we sold 143,895 ordinary shares under the ATM program for gross proceeds of $419,663 at an average price of $2.92 per share. After deducting commissions related to the ATM offering of $12,590, the net proceeds we received from the transactions were $407,073. The proceeds from the ATM sales are being used for working capital and other general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit No.	Document

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: November 13, 2024	By:	/s/ JAY MADHU
Jay Madhu
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2024	By:	/s/ WRENDON TIMOTHY
Wrendon Timothy
Chief Financial Officer and Secretary
(Principal Financial Officer and Principal Accounting Officer)

