Form 10-K
period 2024-12-31
OXBRIDGE RE HOLDINGS Ltd
filed 2025-03-26
CIK 1584831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $13,202,393 (based upon the quoted closing sale price per share of the registrant’s ordinary shares on The NASDAQ Capital Market) on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2024). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of June 30, 2024 were affiliates.

As of March 26, 2025, 7,442,922 ordinary shares, par value $0.001 (USD) per share, were outstanding.

Documents Incorporated by Reference:

Information required by Part III is incorporated by reference from registrant’s Proxy Statement for its 2025 annual meeting of stockholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2024.

OXBRIDGE RE HOLDINGS LIMITED

Index to Annual Report on Form 10-K

Year Ended December 31, 2024

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Unless the context dictates otherwise, references to “we,” “us,” “our,” “our company,” or “the Company” in this Annual Report on Form 10-K refer to Oxbridge Re Holdings Limited and its subsidiaries, Oxbridge Reinsurance Limited, SurancePlus Holdings Ltd., Oxbridge Re NS, SurancePlus Inc. and DSN Blockchain Technologies Ltd.

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

PART I

ITEM 1 BUSINESS

Overview

We are a Cayman Islands specialty property and casualty reinsurer that provides reinsurance solutions through our reinsurance subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS. We focus on underwriting fully collateralized reinsurance contracts primarily for property and casualty insurance companies in the Gulf Coast region of the United States, with an emphasis on Florida. We specialize in underwriting medium frequency, high severity risks, where we believe sufficient data exists to analyze effectively the risk/return profile of reinsurance contracts. We were organized in April 2013. Oxbridge Re NS functions as a reinsurance sidecar which increases the underwriting capacity of Oxbridge Reinsurance Limited. Oxbridge Re NS issues participating notes to third party investors, the proceeds of which are utilized to collateralize Oxbridge Reinsurance Limited’s reinsurance obligations.

In addition to our historical reinsurance business operations, in 2023, our new subsidiary SurancePlus Inc. (“SurancePlus”) began developing, offering, and selling a tokenized reinsurance security representing fractionalized interests in reinsurance contracts, with each token representing an interest in participating notes issued by Oxbridge Re NS. These efforts culminated in the development, launch, and issuance of our first tokenized reinsurance security, the DeltaCat Re Token, which we believe is the first “on-chain” reinsurance security of its kind to be developed by a subsidiary of a public company. Following the issuance of the DeltaCat Re Token in 2023, we issued EpsilonCat Re token in 2025, launched ZetaCat Re and EtaCat Re in 2025, and intend to develop, launch, and issue additional series of tokenized reinsurance securities representing fractional interests in reinsurance contracts in the future. We are also using our tokenization experience and activities as a foundation for developing Web3-focused business offerings and products relating to the tokenization of other real-world assets (RWAs), including RWAs held or being acquired by third parties. Our tokenization business will be conducted through SurancePlus and through other subsidiaries of our 80% owned subsidiary, SurancePlus Holdings Ltd. (“SurancePlus Holdings”), a Cayman Islands exempted company that we have organized to serve as a holding company for subsidiaries that will operate our developing Web3-focused business operations.

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

Organizational Chart

Other Developments

Formation of SurancePlus

SurancePlus Inc., an indirect 80% owned subsidiary of Oxbridge Re Holdings Limited, was incorporated as a British Virgin Islands Business Company on December 19, 2022 for the purposes of tokenizing reinsurance contracts underwritten by its affiliated licensed reinsurer, Oxbridge Re NS.

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

On July 11, 2024, SurancePlus completed a private placement. The aggregate amount raised in the private placement was $2,878,048 of Participation Shares represented by digital tokens issued under a 3-year Participation Share Investment Contract (for the issuance of 287,805 of the Participation Shares represented by the digital tokens, of which approximately $1,469,000 was received from third-party investors and approximately $1,409,000 was received from Oxbridge Re Holdings Limited.

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

The Company’s wholly-owned licensed reinsurance subsidiary, Oxbridge Reinsurance Limited (“Oxbridge Reinsurance”), was the lead investor in Oxbridge Acquisition’s sponsor and previously held the equivalent of 2,369,038 of Jet.AI common stock (NASDAQ: JTAI). During November 2024, Jet.AI initiated a 1:225 reverse stock split, resulting the Company holding 10,549 Jet.AI common stock as of December 31, 2024.

Jet.AI and Sponsor payments

During the year ended December 31, 2024, the Series A-1 preferred shares held by the Sponsor were redeemed by Jet.AI for an aggregate amount of $675,000. The Sponsor distributed $393,195 to the Company representing the repayment of its extension loan of $284,765, working capital loan of $61,906, and dividend redistribution of $46,524.

Bridge Loan with Affiliate

On September 11, 2023, the Company, along with seven (7) other investors, entered into a binding term sheet (“Bridge Agreement”) with Jet.AI to provide Jet.AI with an aggregate sum of $500,000 of short-term bridge financing pending its receipt of funds from its other existing financing arrangements

The Bridge Agreement provided for the issuance of Notes in an aggregate principal amount of $625,000, reflecting a 20% original issue discount. The Notes bore interest at 5% per annum and matured on March 11, 2024.

The Company invested the sum of $100,000 in the Notes and is recorded as “Loan Receivable” on the consolidated balance sheets at cost at December 31, 2023. On March 11, 2024, the Notes matured and were redeemed by Jet.AI in accordance with the Bridge Agreement. The Company received an aggregate of $141,000 upon the redemption of the Notes.

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

While the Florida property and casualty insurance market faces various challenges, the primary challenge is the potential for exposure to catastrophic windstorms. The state of Florida has approximately $2.18 trillion in insured residential property exposure. In 2024, Hurricanes Helene and Milton caused significant destruction with a death toll of at least 257 and estimated insured losses exceeding $55 billion.

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

Accordingly, SurancePlus was incorporated to further innovate upon existing capital raising mechanisms of Oxbridge Re NS for collateralizing reinsurance contracts while simultaneously transforming the corresponding investment product into one that is more accessible to United States accredited investors under Rule 506(c) of Regulation D and to international investors under Regulation S. SurancePlus has since applied insights and technology from the Web3 digital ecosystem to create a multi-year series of real-world asset-backed digital securities, called the Cat Re (short for “catastrophe reinsurance”) token series. Ownership of the tokens confer an indirect fractional interest in reinsurance contracts entered by Oxbridge Re NS or Oxbridge Reinsurance Limited. The DeltaCat Re token was the first of the token series, and it was issued in 2023 on the Avalanche blockchain network. The 2024/25 offering of EpsilonCat Re tokens was announced in a Form 8-K filed with the SEC on March 18, 2024, and the 2025/26 offerings of ZetaCat Re and EtaCat Re were announced in a Form 8-K filed with the SEC on February 27, 2025. SurancePlus intends to continue to issue the Cat Re token series over several years.

We project that SurancePlus Inc. may develop into a significant revenue generating stream for the Oxbridge Re group that may progressively reduce Oxbridge Re’s annual capital deployed into collateralizing reinsurance contracts. As opportunities arise, Oxbridge Re intends to pursue, through its Web3-focused subsidiaries, additional expansion of its RWA tokenization business to further increase underwriting profit.

Employees

As of March 26, 2025, we had three employees, all of which were full-time. We believe that our relations with our employees are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements. We believe that we will continue to have relatively few employees and intend to outsource some functions to specialist firms in the Cayman Islands and abroad if and when we determine that such functions are necessary. We intend to use the expertise of our Board of Directors and where necessary, external consultants to provide any other service we may require from time to time.

Legal Proceedings

We are not currently involved in any litigation or arbitration. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

Regulation and Capital Requirements

Our reinsurance subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, each holds a Class C Insurer’s License issued in accordance with the terms of the Insurance Law (as revised) of the Cayman Islands (the “Law”), and is subject to regulation by the Cayman Islands Monetary Authority (“CIMA”), in terms of the Law. As the holder of a Class C Insurer’s License, Oxbridge Reinsurance Limited and Oxbridge Re NS are permitted to undertake insurance business approved by CIMA.

Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action. Pursuant to The Insurance (Capital and Solvency) (Classes B, C and D Insurers) Regulations, 2018 Revision (the “Capital and Solvency Regulations”) published under the Law, Oxbridge Reinsurance Limited and Oxbridge Re NS are required to maintain the statutory minimum capital requirement (as defined under the Capital and Solvency Regulations) of $500 and prescribed capital requirement (as defined under the Capital and Solvency Regulations) of $500, and a minimum margin of solvency equal to or in excess of the total prescribed capital requirement. Any failure to meet the applicable requirements or minimum statutory capital requirements could subject us to further examination or corrective action by CIMA, including restrictions on dividend payments, limitations on our writing of additional business or engaging in finance activities, supervision or liquidation.

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

Our Web3-focused RWA tokenization business is still in the development stage, and our operating history in such business has been limited to the development and issuance of a token for participation in reinsurance contracts underwritten by our Oxbridge Re NS subsidiary. We have not yet announced any revenue-producing activities for tokenization of RWAs that are held by or being acquired by third parties, and we may not be able to successfully complete the development of any products or services relating to tokenization of third-party RWAs. Accordingly, we have only a very limited operating history and limited experience in this business and have not earned any revenues to date in this business (other than limited management fees from the issuance of the EpsilonCat Re and DeltaCat Re Tokens). If we are not able to develop this business as planned, we may not be able to generate material revenues from our developing tokenization business.

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

Although we currently only employ three individuals, two of whom are members of senior management, our future success may depend to a significant extent on the efforts of our senior management and other key personnel (who have not yet been hired) to implement our business strategy. We believe there are only a limited number of available, qualified executives with substantial experience in our industry. In addition, we will need to add personnel, including underwriters, to implement our business strategy. We could face challenges attracting personnel to the Cayman Islands. Accordingly, the loss of the services of one or more of the members of our senior management or other key personnel (when hired), or our inability to hire and retain other key personnel, could delay or prevent us from fully implementing our business strategy and, consequently, significantly and negatively affect our business.

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

Regardless of whether the term “applicable insurance liabilities” includes not only the unpaid loss and loss adjustment expenses but also the paid loss and loss adjustment expenses, we believe that each of Oxbridge Reinsurance Limited and Oxbridge Re NS met the requirements for being a “qualified insurance corporation” for the years after 2021. For years prior to 2021, we also believe that each of those corporations met the requirement of being predominantly engaged in an insurance business. Accordingly, we believe that we have not been a PFIC during 2024 or prior years. We do not have an expectation, however, as to whether or not we may be a PFIC in years after 2024. If you are a United States person, we urge you to consult your own tax advisor concerning the potential tax consequences to you under the PFIC rules.

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

ITEM 1C CYBERSECURITY

Governance

Cybersecurity is an integral part of the Board’s risk analysis and discussions with management. Our board of directors administers the Company’s cybersecurity risk oversight function directly as a whole, as well as through the audit committee. At least annually, the full Board is updated on the Company’s cybersecurity risks and risk mitigation strategy by the audit committee. The audit committee has access to advisors, and various other reports, and presentation materials related to cybersecurity threats, risk and mitigation. The Board also receives ad hoc updates, as needed, about material changes to the Company’s cybersecurity program and/or the cybersecurity landscape, including briefings on major legislative and regulatory developments.

The Company regularly evaluates its cybersecurity risk profile and leads the development of strategies to mitigate risks and address cybersecurity issues that may arise in consultation with members of our senior management team. On an as needed basis, the Company engages external advisors and consultants to assess our internal cybersecurity programs and compliance with applicable regulatory requirements and industry standards

We have formal policies and procedures that address cybersecurity incident response and disaster recovery from interference with our critical applications. Our Cybersecurity Incident Response Standard provides a documented framework for responding to cybersecurity incidents in coordination across multiple departments. In the event of such an incident, our Cybersecurity Incident Response Team (“CIRT”), which includes our CIO, Chief Executive Officer, Chief Financial Officer, and outside legal counsel, would respond to such incident in accordance with our Cybersecurity Incident Response Standard. Any cybersecurity incident that is designated by the CIRT with a “High” severity classification according to the Cybersecurity Incident Response Standard or that otherwise necessitates regulatory disclosure because of its materiality, will be communicated by the CIRT to the Board within specified timeframes. All cybersecurity incidents, will be evaluated by our CIRT to assess the impact of the incident on the Company, considering qualitative and quantitative factors. In conducting this assessment and responding to an incident, the CIRT Team may utilize the services of third-party consultants. Third-party consultants may be engaged to assist with the identification of the source of any cybersecurity incidents, remediation and recovery from such incident, and the refinement of cybersecurity controls to avert similar future cybersecurity threats and incidents.

Cybersecurity user awareness training is mandatory for all new hires and for existing employees on an annual basis to help protect our employees and the Company against cybersecurity threats. Novel cybersecurity threats to the Company that are identified are communicated to all employees by email, as needed, in an effort to promote awareness and protect the Company from cyber attacks.

Risk Management Strategy

We maintain an Enterprise Risk Management (“ERM”) program to identify and respond to the most critical risks to our business, including cybersecurity risks. Risks and vulnerabilities from our increased reliance on information technology systems are assessed at least annually by our Executive Management Team as part of our ERM program. In response to such assessments, controls are embedded into our processes and technology by our Executive Management Team to seek to mitigate risks to our systems and processes from cybersecurity incidents. We continuously evaluate whether we have adequate controls in place utilizing a risk-based approach that tailors and applies best practice from various industry standard IT Management frameworks such as Information Technology Infrastructure Library (ITIL), Control Objectives for Information Technologies (COBIT), National Institute of Standards and Technology CyberSecurity Framework, and ISO/IEC 27001.

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

Holders of Record and Tax Information

As of March 26, 2025, there were 18 holders of record of our ordinary shares. There are no current applicable Cayman Islands laws, decrees or regulations relating to restrictions on the import or export of capital or exchange controls affecting remittances of dividends, interest and other payments to non-resident holders of our ordinary shares. There are no existing laws or regulations of the Cayman Islands imposing taxes or containing withholding provisions to which United States holders of our ordinary shares are subject. There are no reciprocal tax treaties between the Cayman Islands and the United States.

Dividend Policy

The declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on our results of operations and cash flows, our financial position and capital requirements, general business conditions, rating agency guidelines (if applicable), any legal, tax, regulatory and contractual restrictions on the payment of dividends, and any other factors considered relevant by our Board of Directors. Our ability to pay dividends will also depend on the requirements of any future financing agreements to which we may be a party and the ability of our reinsurance subsidiaries, or other subsidiaries, to pay dividends to us. Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited and Oxbridge Re NS, our reinsurance subsidiaries, are subject to Cayman Islands regulatory constraints that affect their ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for Oxbridge Reinsurance Limited and Oxbridge Re NS is $500. As of December 31, 2024, both subsidiaries exceeded the minimum requirement. By law, Oxbridge Reinsurance Limited and Oxbridge Re NS is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

We paid no dividends in both 2024 and 2023.

Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our Board of Directors may deem relevant.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by us during the year ended December 31, 2024, other than as previously disclosed in our Current Report on Form 8-K filed with the SEC on July 11, 2024

Issuer Purchases of Equity Securities

The Company did not repurchase any ordinary shares or warrants in 2024.

ITEM 6 [RESERVED]

Not applicable.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our Consolidated Financial Statements and the related notes contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

General

The following is a discussion and analysis of our results of operations for the years ended December 31, 2024 and 2023 and our financial condition as of December 31, 2024 and 2023. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its subsidiaries, Oxbridge Reinsurance Limited, Oxbridge Re NS, SurancePlus Holdings Ltd., SurancePlus, Inc. and DSN Blockchain Technologies Ltd., unless the context dictates otherwise.

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

In addition to our historical reinsurance business operations, in 2023, our newest subsidiary, SurancePlus, began developing, offering, and selling a tokenized reinsurance security representing fractionalized interests in reinsurance contracts, with each token representing an interest in participating notes issued by Oxbridge Re NS. These efforts culminated in the development, launch, and issuance of our first tokenized reinsurance security, the DeltaCat Re Token, which we believe is the first “on-chain” reinsurance security of its kind to be developed by a subsidiary of a public company. In 2024, we launched EpsilonCat Re and in 2025, we launched ZetaCat Re and EtaCat Re, and we intend to develop, launch, and issue additional series of tokenized reinsurance securities representing fractional interests in reinsurance contracts, and we are also using our tokenization experience and activities as a foundation for developing Web3-focused business offerings and products relating to the tokenization of other RWAs, including RWAs held or being acquired by third parties. Our tokenization business will be conducted through SurancePlus and through other subsidiaries of our 80% owned subsidiary, SurancePlus Holdings Ltd. (“SurancePlus Holdings”), a Cayman Islands exempted company that we have organized to serve as a holding company for subsidiaries that will operate our developing Web3-focused business operations.

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

On March 18, 2024, Oxbridge Re Holdings Limited and its indirect 80% owned subsidiary SurancePlus Inc. (“SurancePlus”), a British Virgin Islands Business Company, announced the commencement of an offering by SurancePlus of Participation Shares represented by digital tokens to be issued under a 3-year Participation Share Investment Contract (the “PSIC”). The Participation Shares are not shares in SurancePlus and shall have no preemptive right or conversion rights. The Participation Shares solely conferred contractual rights against SurancePlus as contained in the PSIC. The quantity of Participation Shares to be issued in subsequent years of 2025, and 2026, shall be disclosed prior to their issuances. At the start of the offering, the Participation Shares were offered at an initial price of $10.00 per Participation Share.

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

On July 12, 2024, SurancePlus completed a private placement. The aggregate amount raised in the Private Placement was $2,878,048 Participation Shares represented by digital tokens issued under a 3-year Participation Share Investment Contract (for the issuance of 287,805 of the Participation Shares represented by the digital tokens, of which approximately $1,469,000 was received from third-party investors and approximately $1,409,000 was received from Oxbridge Re Holdings Limited.

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

The Company’s wholly-owned licensed reinsurance subsidiary, Oxbridge Reinsurance, was the lead investor in Oxbridge Acquisition’s sponsor, OAC Sponsor Ltd. (“Sponsor”) and previously held the equivalent of 2,369,038 of Jet.AI common stock (NASDAQ: JTAI). During November 2024, Jet.AI initiated a 1:225 reverse stock split, resulting the Company holding 10,549 Jet.AI common stock at December 31, 2024.

Jet.AI and Sponsor payments

During the year ended December 31, 2024, the Series A-1 preferred shares held by the Sponsor were redeemed by Jet.AI for an aggregate amount of $675,000. The Sponsor distributed $393,195 to the Company representing the repayment of its extension loan of $284,765, working capital loan of $61,906, and dividend redistribution of $46,524.

Bridge Loan with Affiliate

On September 11, 2023, the Company, along with seven (7) other investors, entered into a binding term sheet (“Bridge Agreement”) with Jet.AI to provide Jet.AI with an aggregate sum of $500,000 of short-term bridge financing pending its receipt of funds from its other existing financing arrangements.

The Bridge Agreement provided for the issuance of Notes in an aggregate principal amount of $625,000, reflecting a 20% original issue discount. The Notes bore interest at 5% per annum and matured on March 11, 2024.

The Company invested the sum of $100,000 in the Notes and is recorded as “Loan Receivable” on the consolidated balance sheets at cost at December 31, 2023. On March 11, 2024, the Notes matured and were redeemed by Jet.AI in accordance with the Bridge Agreement. The Company received an aggregate of $141,000 upon the redemption of the Notes.

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

The Ordinary Shares were registered pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-262590), and offerings of the Ordinary Shares will be made only by means of a prospectus supplement.

For the year ended December 31, 2024, we have sold 372,341 ordinary shares under the ATM program for gross proceeds of $1,166,044 at an average price of $3.13 per share. After deducting commissions related to the ATM offering of $34,981, the net proceeds we received from the transactions were $1,131,063. The proceeds from the ATM sales are being used for general corporate purposes.

Subsequent to December 31, 2024, we have sold 97,715 ordinary shares under the ATM program for gross proceeds of $448,858 at an average price of $4.59 per share. After deducting commissions related to the ATM offering of $13,465, the net proceeds we received from the transactions were $435,393. The proceeds from the ATM sales are being used for general corporate purposes.

Securities Purchase Agreement

On February 24, 2025, the Company and an institutional investor (the “Investor”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) relating to the issuance and sale of ordinary shares of the Company pursuant to a registered direct offering and a private placement of warrants to purchase ordinary shares (collectively, the “Offering”).

The Investor purchased approximately $3.0 million in the Offering, consisting of an aggregate of 705,884 ordinary shares, Series A Warrants to purchase up to an aggregate of 529,413 ordinary shares (the “Series A Warrants”) and Series B Warrants to purchase up to an aggregate of 882,355 ordinary shares (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”). The combined effective Offering price for each ordinary share and the accompanying Warrants was $4.25. The Series A Warrants are immediately exercisable, expire two years from the initial exercise date and have an exercise price of $4.25 per share. The Series B Warrants will be exercisable on the earlier of the date of shareholder approval or six months from the date of issuance, expire five years from the initial exercise date and have an exercise price equal to the lower of (i) $5.00 and (ii) from and after the date the Company receives shareholder approval, $4.25 per share.

The Securities Purchase Agreement provides that, subject to certain exceptions, until 60 days after the closing of the Offering, neither the Company nor any of its subsidiaries will issue, enter into any agreement to issue or announce the issuance or proposed issuance of any ordinary shares or ordinary share equivalents. The Securities Purchase Agreement also provides that, subject to certain exceptions, for 60 days after the closing of the Offering, the Company will be prohibited from effecting or entering into an agreement to effect any issuance by the Company or any of its subsidiaries of ordinary shares or ordinary share equivalents (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the Securities Purchase Agreement).

The net proceeds to the Company from the Offering, after deducting the fees of Maxim Group LLC (the “Placement Agent”) and the Company’s estimated offering expenses, are expected to be approximately $2.7 million.

The ordinary shares are being offered and sold pursuant to the Company’s Registration Statement on Form S-3 (Registration No. 333-262590) previously filed with the Securities and Exchange Commission (the “SEC”) and declared effective, the base prospectus included therein and the related prospectus supplement. The Warrants were issued in a private placement and were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) thereof as a transaction not involving a public offering and/or Rule 506 of Regulation D promulgated thereunder. The Company has agreed to file a registration statement providing for the resale by the Investors of the ordinary shares issuable upon exercise of the Warrants within 60 days of the date of the Securities Purchase Agreement.

The Company has agreed to hold an annual or special meeting on or before June 30, 2025, to have shareholders approve the issuance of the ordinary shares underlying the Series B Warrants at the combined effective offering price of $4.25 pursuant to applicable Nasdaq rules.

The Company paid the Placement Agent a cash fee of 6.0% of the gross proceeds from the Offering and reimburse the Placement Agent for its expenses, including the reimbursement of legal fees up to an aggregate of $45,000.

PRINCIPAL REVENUE AND EXPENSE ITEMS

Revenues

We derive our most significant revenues from three principal sources:

●	premiums assumed from reinsurance on property and casualty business;
●	income from investments and unrealized gain on other investments, if any;
●	income from SurancePlus management fees

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

Incentive, Technology, Origination and Management Fee Income

During the year ended December 31, 2024, the Company’s subsidiary, SurancePlus, entered into subscription agreements for the sale of EpsilonCat Re Participation Shares representing fractionalized interest in reinsurance contracts underwritten by Oxbridge Re NS. The EpsilonCat Re Tokens were issued on the Avalanche blockchain.

SurancePlus receives an incentive, technology, origination and management (“ITOM”) fee to cover costs associated with origination, structuring and the blockchain technology related to the EpsilonCat Re Tokens. These fees are included in SurancePlus fees income line item in the consolidated statement of operations.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2024	2023

Revenue
Assumed premiums	$2,379	2,170
Change in unearned premiums reserve	(76)	(915)

Net premiums earned	2,303	1,255
Net investment and other income	248	303
SurancePlus fee income	312	300
Interest and gain on redemption of Series A-1 Preferred Shares	47	-
Interest and gain on redemption of loan receivable	41	-
Unrealized loss on other investments	(2,145)	(8,945)
Change in fair value of equity securities	(260)	38

Total revenue	546	(7,049)

Expenses
Policy acquisition costs and underwriting expenses	254	141
General and administrative expenses	1,917	2,183

Total expenses	2,171	2,324

Loss before income attributable to tokenholders and non-controlling interests	(1,625)	(9,373)

Income attributable to tokenholders	(962)	(542)
Loss before income attributable to non-controlling interests	(2,587)	(9,915)
Income attributable to non-controlling interests	(139)	-

Net loss attributable to ordinary shareholders	$(2,726)	(9,915)

Loss per share attributable to ordinary shareholders
Basic and Diluted	$(0.45)	(1.69)

Weighted-average shares outstanding
Basic and Diluted	6,099,051	5,867,129

Performance ratios to net premiums earned:
Loss ratio	0.0%	0.0%
Acquisition cost ratio	11.0%	11.2%
Expense ratio	94.3%	185.2%
Combined ratio	94.3%	185.2%

Comparison of the Year Ended December 31, 2024 to Year Ended December 31, 2023

General. Net loss for the year ended December 31, 2024 was $2.7 million or $0.45 basic and diluted loss per share compared to a net loss of $9.9 million or $1.69 basic and diluted earnings per share for the year ended December 31, 2023. The change is primarily due to the decrease in the negative change in the fair value of other investments during the year ended December 31, 2024, when compared with the prior year.

Premium Income. Net premiums earned typically reflects the pro-rata inclusion into income of premiums assumed over the life of the reinsurance contracts.

Net premiums earned for the year ended December 31, 2024 increased to $2.3 million, from $1.26 million for the year ended December 31, 2023. This increase is primarily attributed to the higher rates on contracts as well as the prior period recognizing only seven months of premiums due to the acceleration of premiums on contracts in force during the year ended December 31, 2023. In contrast, the current year ended December 31, 2024 accounted for a full twelve (12) months of premiums.

Losses Incurred. There were no losses incurred for the year ended December 31, 2024 and 2023.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs and underwriting expenses for the year ended December 31, 2024 increased to $254,000 from $141,000 for the year ended December 31, 2023. The increases are primarily due to the prior year recognizing only seven (7) months of policy acquisition costs because of premium and acquisition costs acceleration on the reinsurance contracts in force at December 31, 2022. In contrast, the current year ended December 31, 2024 accounted for a full twelve (12) months of policy acquisition costs.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2024 decreased to $1.9 million from $2.2 million for the year ended December 31, 2023. The decrease in 2024 is due to expense fluctuations along with efficiencies associated with SurancePlus offerings being recognized during the year, in addition to previous recognition of costs associated with Maxim equity distribution agreement in 2023.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio remained consistent at 0% for the year ended December 31, 2024 and 2023.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio decreased marginally to 11.0% for the year ended December 31, 2024 from 11.2% in the prior year.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and general and administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio decreased from 185.2% for the year ended December 31, 2023 to 94.3 % for the year ended December 31, 2024. The decrease is due to the higher levels of premium earned and lower general administrative expenses incurred during the year ended December 31, 2024.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. The combined ratio decreased from 185.2% for the year ended December 31, 2023 to 94.3 % for the year ended December 31, 2024. The decrease is due to the higher levels of premium earned and lower general administrative expenses incurred during the year ended December 31, 2024.

FINANCIAL CONDITION – DECEMBER 31, 2024 COMPARED TO DECEMBER 31, 2023

Restricted Cash and Cash Equivalents. As of December 31, 2024, our cash and restricted cash increased by $2.2 million to $5.9 million from $3.7 million as of December 31, 2023. The increase is primarily due to new collateral deposits for treaty year ending May 31, 2025 more than offsetting funds being released from the underlying trusts for treaty year ending May 31, 2024.

Investments. As of December 31, 2024, our equity securities decreased by $567,000 to $113,000, from $680,000 as of December 31, 2023. The decrease is primarily a result of the sale of two of the equity securities and the decrease in value of the equity securities during the year ended December 31, 2024.

Other investments. As of December 31, 2024, our other investments decreased to $48,000 from $2.48 million at December 31, 2023. The decrease is due primarily to the fair value changes of our investment in Jet.AI in which the Company has an equity investment measured at fair value as well as proceeds on redemption of Series A-1 Preferred Stock.

Notes Payable to Noteholders. As of December 31, 2024 our notes payable remained stable at $118,000.

Other liabilities – EpsilonCat Re and DeltaCat Re Tokenholders. As of December 31, 2024, amounts due to CatRe tokenholders increased to $1.73 million from $1.52 million at December 31, 2023. The increase is due to the proceeds from third-party investors purchasing the EpsilonCat Re participation shares represented by digital tokens (net of management fees), plus seven months of underwriting-relating income that is attributable to third-party tokenholders outweighing returns paid to investors who invested in DeltaCat Re.

Unearned Premiums Reserve. As of December 31, 2024, our unearned premiums reserve increased by $76,000, to $991,000 from $915,000 at December 31, 2024. The increase is due to reinsurance contracts placed for the 2024-2025 treaty year.

LIQUIDITY AND CAPITAL RESOURCES

General

We are organized as a holding company and provide administrative and management services to our subsidiaries, as well as to Oxbridge Acquisition up to the time of its business combination with Jet.AI in August 2023. Our operations are conducted through our reinsurance subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS and our Web3 focused subsidiary, SurancePlus, which includes the underwriting of risks associated with our property and casualty reinsurance programs, as well as the tokenization of RWAs such as reinsurance contracts. We have minimal continuing cash needs at the holding company level, with such needs principally being related to the payment of administrative expenses and shareholder dividends (if any). There are restrictions on Oxbridge Reinsurance Limited’s and Oxbridge Re NS’ ability to pay dividends which are described in more detail below.

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

As of December 31, 2024, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no current plans to issue debt and expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings, including our ATM facility and registered direct offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, its subsidiaries Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for each subsidiary is $500. As of December 31, 2024, each subsidiary exceeded the minimum required. By law, each subsidiary is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing, and financing activities for the years ended December 31, 2024 and 2023 are summarized below.

Cash Flows for the Year ended December 31, 2024 (in thousands)

Net cash used in operating activities for the year ended December 31, 2024 totaled $1,232, which consisted primarily of cash received on net written premiums less cash disbursed for operating expenses. Net cash provided by investing activities of $780 which is due proceeds from sale of equity securities, as well as proceeds from redemption of investment in note receivable and Series A-1 Preferred Stock from Jet.AI. Net cash provided by financing activities was $2,600 which consisted of net proceeds from EpsilonCat Re and proceeds from the issuance of ordinary shares through the Company’s ATM facility.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2024, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

As at December 31, 2024 we had no reserves for loss and loss adjustment expenses due to no significant events occurring during the year and no reported claims on contract in force. See Note 7 to the consolidated financial statements.

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K (December 31, 2024). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months and the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule-10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended December 31, 2024.

ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than the information regarding our code of ethics and information about our executive officers and directors set forth below, the information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after December 31, 2024.

Code of Ethics

We have adopted a code of ethics applicable to all employees and directors, including our principal executive officer, principal financial officer and principal accounting officer. We have posted the text of our code of ethics to our internet website: www.oxbridgere.com. To access our code of ethics, select “Investor Information” on our website and then select “Corporate Information,” then “Code of Conduct.” We intend to disclose any change to or waiver from our code of ethics by posting such change or waiver to our internet website within the same section as described above.

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers, employees, consultants and the Company that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NASDAQ listing standards. A copy of our Policy Statement on Insider Trading is included as Exhibit 19 to this report.

Information About Our Executive Officers and Directors

Our executive officers as of March 26, 2025, along with their positions and offices held with the Company are as follows:

Name	Position
Jay Madhu	Chief Executive Officer, President, Chairman of the Board and Director
Wrendon Timothy	Chief Financial Officer, Secretary and Director

In addition to Mr. Madhu and Mr. Timothy, our directors as of March 26, 2025, and their principal occupations or current employment are as follows:

Name	Position
Dwight Merren	AVP, Private Banking at Butterfield Bank (Cayman) Limited
Arun Gowda	Managing Partner of Broadpeak Ventures
Lesley Thompson	Managing Director of Willis Towers Watson Management (Cayman) Ltd.

ITEM 11 EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2025 Annual Meeting of Shareholders or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after December 31, 2024.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2025 Annual Meeting of Shareholders or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after December 31, 2024.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2025 Annual Meeting of Shareholders or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after December 31, 2024.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2025 Annual Meeting of Shareholders or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after December 31, 2024.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of the Report

The Consolidated Financial Statements, other financial information, financial statement schedules and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 47 of this Annual Report on Form 10-K.

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

ITEM 16 FORM 10-K SUMMARY

None.

Oxbridge Re Holdings Limited

Index to Exhibits

Exhibit	Title

3.1	Third Amended and Restated Memorandum and Articles of Association of Oxbridge Re Holdings Limited, as amended through December 19, 2014 (incorporated by reference to Exhibit 3.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed December 24, 2014) (Commission File No. 1-36346).

4.1	Warrant Agreement, dated March 26, 2014, between Oxbridge Re Holdings Limited and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed May 28, 2014) (Commission File No. 1-36346).

4.3	Amendment #1 to Warrant Agreement between Oxbridge Re Holdings Limited and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed on November 19, 2018) (Commission File No. 1-36346).

4.4#	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.

4.5	Amendment #2 to Warrant Agreement between Oxbridge Re Holdings Limited and Broadridge Corporate Issuer Solutions, LLC (incorporated by reference to Exhibit 4.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed on February 2, 2024) (Commission File No. 1-36346).

4.6	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed on February 26, 2025) (Commission File No. 1-36346).

4.7	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed on February 26, 2025) (Commission File No. 1-36346).

10.1*	Oxbridge Re Holdings Limited 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed December 24, 2014) (Commission File No. 1-36346).

10.2*	Form of Oxbridge Re Holdings Limited 2014 Omnibus Incentive Plan Restricted Share Award (incorporated by reference to Exhibit 10.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed January 28, 2015) (Commission File No. 1-36346).

10.3*	Form of Oxbridge Re Holdings Limited 2014 Omnibus Incentive Plan Share Option Award Agreement (incorporated by reference to Exhibit 10.2 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed January 28, 2015) (Commission File No. 1-36346).

10.4*	Oxbridge Re Holdings 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed January 13, 2023) (Commission File No.1-36346).

10.5*	Form of Restricted Stock Agreement under the Oxbridge Re Holdings Limited 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed January 13, 2023) (Commission File No.1-36346).

10.6	Oxbridge Re Holdings Limited Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed January 13, 2023) (Commission File No.1-36346).

10.7	Share Purchase Agreement, dated August 11, 2021, by and between Oxbridge Reinsurance Limited and OAC Sponsor Ltd. (incorporated by reference to Exhibit 10.7 to Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q filed November 7, 2021) (Commission File No. 1-36346).

10.8	Equity Distribution Agreement, dated September 20, 2022, between Oxbridge Re Holdings Limited and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed September 30, 2022) (Commission File No.1-36346).

10.9	SurancePlus Holdings Ltd. 2024 Equity Incentive Plan, dated March 25, 2024 (incorporated by reference to Exhibit 10.5 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed on March 27, 2024) (Commission File No. 1-36346).

10.10	Form of Restricted Share Award Agreement of SurancePlus Holdings Ltd. (incorporated by reference to Exhibit 10.6 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed on March 27, 2024) (Commission File No. 1-36346).

10.11	Form of Option Award Agreement of SurancePlus Holdings Ltd. (incorporated by reference to Exhibit 10.7 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed on March 27, 2024) (Commission File No. 1-36346).

10.12	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed on February 26, 2025) (Commission File No. 1-36346).

10.13	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.2 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed on February 26, 2025) (Commission File No. 1-36346).

19.1#	Insider Trading Policy

21.1	List of Subsidiaries of Oxbridge Re Holdings Limited.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

97.1	Clawback Policy.

101	The following materials from Oxbridge Re Holdings Limited’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Shareholders’ Equity and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates a management contract or compensatory plan or arrangement.

# Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

By	/s/ JAY MADHU
Jay Madhu
Chief Executive Officer and President (Principal Executive Officer)

Date:	March 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 26, 2025 by the following persons on behalf of the registrant and in the capacities indicated:

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

To the Shareholders and the Board of Directors

Oxbridge Re Holdings Limited

Grand Cayman, Cayman Islands:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Oxbridge Re Holdings Limited and Subsidiaries (the “Company”), as of December 31, 2024 and 2023 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended and the related notes and the consolidated financial statement schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

March 26, 2025

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At December 31,
	2024	2023

Assets
Investments:
Equity securities, at fair value (cost: $1,532 and $1,926)	$113	680
Cash and cash equivalents	2,135	495
Restricted cash and cash equivalents	3,758	3,250
Premiums receivable	1,059	977
Other investments	48	2,478
Loan receivable	-	100
Due from related parties	-	63
Deferred policy acquisition costs	109	101
Operating lease right-of-use assets	148	9
Prepayment and other assets	94	96
Property and equipment, net	1	4
Total assets	$7,465	8,253

Liabilities and Shareholders’ Equity
Liabilities:
Other liabilities: EpsilonCat Re / DeltaCat Re Tokenholders	$1,732	1,523
Notes payable to noteholders	118	118
Unearned premiums reserve	991	915
Operating lease liabilities	148	9
Accounts payable and other liabilities	366	356
Total liabilities	3,355	2,921

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 6,379,002 and 5,870,234 shares issued and outstanding)	6	6
Additional paid-in capital	34,105	32,740
Accumulated Deficit	(30,163)	(27,414)
Total Oxbridge shareholders’ equity	3,948	5,332
Non-controlling interests	162	-
Total shareholders’ equity	4,110	5,332
Total liabilities and shareholders’ equity	$7,465	8,253

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Operations

(expressed in thousands of U.S. Dollars, except per share amounts)

	Years Ended December 31,
	2024	2023

Revenue
Assumed premiums	$2,379	2,170
Change in unearned premiums reserve	(76)	(915)

Net premiums earned	2,303	1,255
SurancePlus fee income	312	300
Net investment and other income	248	303
Interest and gain on redemption of Series A-1 preferred shares	47	-
Interest and gain on redemption of loan receivable	41	-
Unrealized loss on other investments	(2,145)	(8,945)
Change in fair value of equity securities	(260)	38)

Total revenue	$546	(7,049)

Expenses
Policy acquisition costs and underwriting expenses	254	141
General and administrative expenses	1,917	2,183

Total expenses	$2,171	2,324

Loss before income attributable to tokenholders and non-controlling interests	$(1,625)	(9,373)

Income attributable to tokenholders	(962)	(542)
Loss before income attributable to non-controlling interests	(2,587)	(9,915)

Income attributable to non-controlling interests	(139)	-

Net loss attributable to ordinary shareholders	$(2,726)	(9,915)

Loss per share attributable to ordinary shareholders
Basic and Diluted	(0.45)	(1.69)

Weighted-average shares outstanding
Basic and Diluted	6,099,051	5,867,129

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(expressed in thousands of U.S. Dollars)

	Years ended December 31
	2024	2023
Operating activities
Net loss attributable to ordinary shareholders	$(2,726)	(9,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	234	258
Depreciation and amortization	3	6
Interest and gain on redemption of Series A-1 Preferred Shares	(47)	-
Interest and gain on redemption of loan receivable	(41)	-
SurancePlus fee income	(312)	(300)
Change in fair value of equity securities	260	(38)
Change in fair value of other investments	2,145	8,945
Income attributable to non-controlling interests	139	-

Change in operating assets and liabilities:
Premiums receivable	(82)	(695)
Due from related parties	63	(18)
Deferred policy acquisition costs	(8)	(101)
Prepayment and other assets	2	18
Prepaid offering costs	-	133
Other Liabilities CatRe Tokenholders	(948)	543
Losses payable	-	(1,073)
Unearned premiums reserve	76	915
Accounts payable and other liabilities	10	62
Net cash used in operating activities	$(1,232)	(1,260)

Investing activities
Proceeds (funding) of loan receivable	141	(100)
Proceeds on redemption of Series A-1 preferred stock	332	-
Proceeds from sale of equity securities	307	-
Purchase of property and equipment	-	(5)

Net cash provided by (used in) investing activities	$780	(105)

Financing activities
Net proceeds from issuance of ordinary shares	1,131	-
Partial redemption of notes payable to noteholders	-	(98)
Gross proceeds from the issuance of Epsilon / DeltaCat Re tokens	1,469	1,280

Net cash provided by financing activities	$2,600	1,182

(continued)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(expressed in thousands of U.S. Dollars)

	Years ended December 31
	2024	2023

Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the year	$2,148	(183)
Balance at beginning of year	$3,745	3,928

Balance at end of year	$5,893	3,745

Non-cash investing activities
Reclassification of contributed non-controlling interest	$23	-
Right-of-use lease asset obtained in exchange for operating lease liabilities	$148	-

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2024 and 2023

(expressed in thousands of U.S. Dollars, except per share amounts)

	Ordinary Share Capital		Additional Paid-in	Accumulated	Non-Controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at December 31, 2022	5,769,587	6	32,482	(17,499)	-	14,989
Net loss for the year	-	-	-	(9,915)	-	(9,915)
Issuance of restricted stock, net	100,647	-		-	-	-
Share-based compensation	-	-	258	-	-	258
Balance at December 31, 2023	5,870,234	6	32,740	(27,414)	-	5,332

Balance at December 31, 2023	5,870,234	6	32,740	(27,414)	-	5,332
Net loss attributable to ordinary shareholders	-	-	-	(2,726)	-	(2,726)
Income attributable to non-controlling interests					139	139
Reclassification for contributed non-controlling interest	-	-	-	(23)	23	-
Issuance of restricted stock, net	136,427	-		-	-	-
Share-based compensation	-	-	234	-	-	234
Issuance of ordinary shares, net of issuance cost	372,341		1,131			1,131
Balance at December 31, 2024	6,379,002	6	34,105	(30,163)	162	4,110

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

SurancePlus incentive, technology, origination and management (“ITOM”) fee income represents fee income related to the completion of the SurancePlus’ CatRe tokenized reinsurance securities as well as placement of the underlying insurance policies. The Company recognizes the associated revenue at the time of the placement of the underlying insurance policies as the performance obligation is satisfied at that time.

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

Investments: The Company from time to time invests in fixed-maturity securities and equity securities, and for which its fixed-maturity securities are classified as available-for-sale. The Company’s available for sale fixed-maturity investments are carried at fair value with changes in fair value included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. For the Company’s investment in equity securities, and for the Company’s investment in Jet.AI. classified as “other investments”, the changes in fair value are recorded within the consolidated statements of operations. At December 31, 2024 and 2023, the Company did not own any fixed maturity debt securities.

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

Non-controlling interests: Non-controlling interests represent the portion of net assets and net income of consolidated subsidiaries that are not attributable to the Company. The Company recognizes non-controlling interests as a separate component of equity in the consolidated balance sheets and separately presents the portion of net income (loss) attributable to non-controlling interests in the consolidated statements of operations. Changes in the Company’s ownership interests in its subsidiaries that do not result in loss of control are accounted for as equity transactions. The Company evaluates all transactions with non-controlling interest holders based on Accounting Standards Codification 810 guidance and records any gains or losses directly to equity.

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

Offering Expenses:

During the year ended December 31, 2024 and 2023, the Company recognized in the consolidated statements of operations $167,000 and $236,000, respectively, of offering expenses in relation to the offering of EpsilonCat Re and DeltaCat Re participation shares, respectively, issuable by the Company’s subsidiary, SurancePlus Inc. (See Note 6).

In accordance with the terms of the equity distribution agreement with Maxim, we intend to offer and sell ordinary shares having an aggregate offering price of up to $6.3 million from time to time. (See Note 9).

Property and equipment: Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the years ended December 31, 2024 and 2023, there were no impairments in property and equipment.

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

Ceded premiums are written during the period in which the risk incept and are expensed over the contract period in proportion to the period of protection. Unearned premiums ceded consist of the unexpired portion of the reinsurance obtained. There were no unearned premiums ceded at December 31, 2024 and 2023.

SurancePlus Fee Income: SurancePlus incentive, technology, origination and management (“ITOM”) fee income represents fee income related to the completion of the EpsilonCat Re and DeltaCat tokenized reinsurance securities as well as placement of the underlying insurance policies. The Company recognizes the associated revenue at the time of the placement of the underlying insurance policies as the performance obligation is satisfied at that time.

Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at December 31, 2024.

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

Reclassifications: Any reclassifications of prior period amounts have been made to conform to the current period presentation.

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At December 31,
	2024	2023
	(in thousands)
Cash held on deposit	$2,135	$495
Restricted cash held in trust	3,758	3,250
Total	$5,893	$3,745

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

4. INVESTMENTS

The Company from time to time invests in fixed-maturity securities and equity securities, with its fixed-maturity securities classified as available-for-sale. At December 31, 2024 and 2023, the Company did not hold any available-for-sale securities.

There were no sales of equity securities in 2023. Proceeds received, and the gross realized gains and losses from sale of equity securities, for the year ended December 31, 2024 are as follows:

	Gross proceeds from sales	Gross Realized Gains	Gross Realized Losses
	($ in thousands)

Year ended December 31, 2024
Equity securities	$307	$-	$-

Other Investments

On August 7, 2023, Oxbridge Acquisition Corp. (“OXAC”) held an extraordinary general meeting at which the business combination with Jet Token, Inc. was approved by OXAC shareholders. In conjunction with the business combination, OXAC was redomesticated as a Delaware entity, and changed its name to Jet.AI Inc (“Jet.AI”). The business combination was closed on August 10, 2023, and on August 11, 2023, OXAC common stock and warrants began trading on the Nasdaq Global Market under the new ticker symbols JTAI and JTAIW.

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

The Sponsor previously held 575 Series A-1 preferred shares with purchase price of $1,000 each, and 2,875,000 ordinary shares along with 4,897,500 warrants. One of the Company’s executive officers is an independent member of Jet.AI’s board. The Company’s wholly-owned licensed reinsurance subsidiary, Oxbridge Reinsurance Limited (“Oxbridge Reinsurance”), was the lead investor in the Sponsor and at June 30, 2024, held the equivalent of 1,423,827 of Jet.AI Inc’s common stock (NASDAQ: JTAI) and 3,094,999 of Jet.AI Inc’s warrants (NASDAQ: JTAIW). On July 29, 2024, the Company’s 3,094,999 warrants were converted into 945,211 of Jet.AI’s common stock in accordance with Jet.AI’s Tender Offer Statement (as amended) as filed with the Securities and Exchange Commission on July 23, 2024. In August 2024, upon the anniversary of Jet.AI’s business combination, the ordinary shares held by the Sponsor became unrestricted and was distributed pro-rata to the Sponsor’s investors.

During November 2024, Jet.AI effected a 1:225 reverse stock split, and at December 31, 2024, the Company held 10,549 shares of Jet.AI common stock.

During the year ended December 31, 2024, the Series A-1 preferred shares held by the Sponsor were redeemed by Jet.AI for an aggregate amount of $675,000. The Sponsor distributed $393,195 to the Company representing the repayment of its extension loan of $284,765, working capital loan of $61,906, and dividend redistribution of $46,524.

As a result of the re-measurement of our investment in Jet.AI, we recognized for the year ended December 31, 2024 and 2023, an unrealized loss of $2,145,000 and $8,945,000, respectively, within our consolidated statements of operations.

Other investments as of December 31, 2024 and 2023 consist of the following (in thousands):

	At December 31,
	2024	2023
Jet.AI Series A-1 Convertible Preferred Stock	$-	$285
Jet.AI. common stock	48	2,193
Total	$48	$2,478

Beginning of year	$2,478	$11,423
Redemption of Series A-1 Convertible Preferred investment	(285)	-
Unrealized loss on investment in affiliate	(2,145)	(8,945)
End of year	$48	$2,478

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

4. INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2024 and 2023:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2024	($ in thousands)
Financial Assets:
Cash and cash equivalents	$2,135	$-	$-	$2,135

Restricted cash and cash equivalents	$3,758	$-	$-	$3,758

Other investments	$48	$-	$-	$48

Equity securities	$113	$-	$-	$113

Total	$6,054	$-	$-	$6,054

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2023	($ in thousands)
Financial Assets:
Cash and cash equivalents	$495	$-	$-	$495

Restricted cash and cash equivalents	$3,250	$-	$-	$3,250

Other investments	$2,193	$-	$285	$2,478

Equity securities	$680	$-	$-	$680

Total	$6,618	$-	$285	$6,903

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

4. INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2024 and 2023 except as disclosed below.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the other investments classified as Level 3:

	For Years ended
	December 31,
	2024	2023
	($ in thousands)
Fair value of Level 3 other investments at beginning of year	$285	$11,423
Transfer to Level 1	-	(11,138)
Redemption of Series A-1 Convertible Preferred investment	(285)	-
Change in valuation inputs or other assumptions	-	-
Fair value of Level 3 other investment at December 31, 2024	$-	$285

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

6. VARIABLE INTEREST ENTITIES (continued)

Notes Payable to Series 2020-1 noteholders

Oxbridge Re NS entered into a retrocession agreement with Oxbridge Reinsurance Ltd on June 1, 2020 and issued $216,000 of participating notes which provides quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. The participating notes have been assigned Series 2020-1 and matured on June 1, 2023. Participating notes totaling $98,000 were redeemed during the year-ended December 31, 2023 resulting in a balance due of $118,000 at December 31, 2024 and 2023.

The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for year ended December 31, 2024 and 2023 was $0.

SurancePlus Inc.

SurancePlus Inc. (“SurancePlus”), an indirect 80% owned subsidiary of Oxbridge Re Holdings Limited, was incorporated as a British Virgin Islands Business Company on December 19, 2022 for the purposes of tokenizing reinsurance contracts underwritten by its affiliated licensed reinsurer, Oxbridge Re NS.

On March 27, 2023, the Company and SurancePlus, issued a press release announcing the commencement of an offering by SurancePlus of DeltaCat Re tokenized reinsurance securities (the “Tokens”), which represent Series DeltaCat Preferred Shares of SurancePlus (“Preferred Shares”, and together with the Tokens, the “Securities”). Each digital security or token, which will have a purchase price of $10.00 per Token, will represent one Preferred Share of SurancePlus. On September 11, 2023, the DeltaCat Re tokens were reclassified as tokenized interests carrying rights equivalent to the DeltaCat Re Preferred Shares in accordance with the provisions of British Virgin Islands law.

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

On June 27, 2023, SurancePlus Inc. completed its private placement (the “Private Placement”) of Series DeltaCat Re Preferred Shares represented by DeltaCat Re Tokens (the “Securities”). On June 27, 2023, SurancePlus entered into subscription agreements with accredited investors and non-U.S. persons in the Private Placement with respect to 229,766 of the Securities at a purchase price of $10.00 per token for aggregate gross proceeds of $2,297,660. SurancePlus also previously entered into subscription agreements for and sold 15,010 of the Securities between April 5, 2023 and May 18, 2023 for gross proceeds of $150,100, also at a purchase price of $10.00 per token. The aggregate amount raised in the Private Placement was $2,447,760 for the issuance of 244,776 Securities of which approximately $1,280,000 was received from third-party investors and approximately $1,167,000 from Oxbridge Re Holdings Limited. Approximately $300,000 and $274,000 of ITOM fees were deducted from the gross proceeds from the third-party investors and Oxbridge Re Holdings Limited, respectively., The tokens were issued on the Avalanche blockchain. Ownership of DeltaCat Re tokenized reinsurance securities indirectly conferred fractionalized interests in reinsurance contracts underwritten by Oxbridge Re’s reinsurance subsidiary, Oxbridge Re NS, for the 2023-2024 treaty year.

On June 28, 2023, Oxbridge issued a press release announcing the completion of the Private Placement.

On March 18, 2024, the Company and its indirect 80% owned subsidiary SurancePlus Inc , announced the commencement of an offering by SurancePlus of Participation Shares (the “Securities”) represented by digital tokens to be issued under a 3-year Participation Share Investment Contract (the “PSIC”). The Participation Shares are not shares in SurancePlus and shall have no preemptive right or conversion rights. The Participation Shares solely conferred contractual rights against SurancePlus as contained in the PSIC. At the offering’s commencement, up to one million (1,000,000) Participation Shares will be issued, represented by digital tokens labelled “EpsilonCat Re”. The quantity of Participation Shares to be issued in subsequent years of 2025, and 2026, shall be disclosed prior to their issuances. At the start of the offering, the Participation Shares will be offered at an initial price of $10.00 per Participation Share.

On July 11, 2024, SurancePlus completed its private placement (the “Private Placement”) of Participation Shares (the “Securities”) represented by digital tokens issued under a 3-year Participation Share Investment Contract (the “PSIC”). On July 11, 2024, SurancePlus entered into subscription agreements with accredited investors and non-U.S. persons in the Private Placement with respect to 287,705 of the Participation Shares represented by the digital tokens, EpsilonCat Re at a purchase price of $10.00 per Participation Share for aggregate gross proceeds of $2,878,048 of which approximately $1,469,000 was received from third-party investors and approximately $1,409,000 from Oxbridge Re Holdings Limited. Approximately $312,000 and $299,000 of management fees were deducted from the gross proceeds from the third-party investors and Oxbridge Re Holdings Limited, respectively, The tokens were issued on the Avalanche blockchain. Ownership of EpsilonCat Re tokenized Participation Shares indirectly conferred fractionalized interests in reinsurance contracts underwritten by Oxbridge Re’s reinsurance subsidiary, Oxbridge Re NS, for the 2024-2025 treaty year. The Participation Shares are not shares in SurancePlus have no preemptive right or conversion rights. The Participation Shares solely conferred contractual rights against SurancePlus as contained in the PSIC.

Subsequent to year end, the Company and its indirect 80% owned subsidiary SurancePlus Inc , announced the commencement of an offering by SurancePlus of Participation Shares (the “Securities”) represented by digital tokens to be issued under a 3-year Participation Share Investment Contract (the “PSIC”). The Participation Shares are not shares in SurancePlus and shall have no preemptive right or conversion rights. The Participation Shares solely conferred contractual rights against SurancePlus as contained in the PSIC. At the offering’s commencement, up to one million (1,000,000) Participation Shares will be issued, represented by digital tokens labelled “ZetaCat Re” and “EtaCat Re”. The quantity of Participation Shares to be issued in subsequent years of 2026, and 2027, shall be disclosed prior to their issuances. At the start of the offering, the Participation Shares will be offered at an initial price of $10.00 per Participation Share

The Securities have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state or other securities laws and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state or other securities laws. The Securities were sold in a transaction exempt from registration under the Securities Act and were sold only to persons reasonably believed to be accredited investors in the United States under SEC Rule 506(c) under the Securities Act and outside the United States only to non-U.S. persons in accordance with Regulation S under the Securities Act.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The selected unconsolidated historical financial information and other data presented below is derived from SurancePlus’ standalone unaudited financial statements for years ended December 31, 2024 and 2023 and the balance sheet data as of December 31, 2024 and 2023.

	For Year Ended	For Year Ended
Statement of Operations Data:	December 31, 2024	December 31, 2023
	(Unaudited)	(Unaudited)
	(In thousands)	(In thousands)

SurancePlus fee & investment income	$634	$574
Underwriting-related income	$2,050	$1,140
Total revenue	$2,684	$1,714
Expenses	$(201)	$(272)
Income attributable to token holders	$(1,867)	$(1,036)
Net income	$616	$406

Balance Sheet Data:	At December 31, 2024	At December 31, 2023
	(Unaudited)	(Unaudited)
	(In thousands)	(In thousands)
Total assets	$4,794	$3,588
Amounts due to EpsilonCat Re / DeltaCat Re tokenholders*	$2,284	$2,016
Due to Parent	$40	$47
Total shareholders’ equity	$2,470	$1,525

*	includes underwriting profit of $552,000 due to Parent.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table summarizes the Company’s loss and loss adjustment expenses (“LAE”) and the reserve for loss and LAE reserve movements for the years ended December 31, 2024 and 2023

	For Years ended
	December 31,
	2024	2023
	($ in thousands)

Gross balance, beginning of year	$-	1,073
Incurred, net of reinsurance, related to:
Current year	-	-
Prior year	-	-
Total incurred	-	-
Paid related to:
Current year	-	-
Prior year	-	(1,073)
Total paid	-	(1,073)
Balance, end of year	$-	-

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

There were no losses incurred during the years ended December 31, 2024 and 2023.

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

There were no significant changes in the Company’s methodology or assumptions relating to the Company’s reserve for loss and loss adjustment expenses for the years ended December 31, 2024 or 2023.

Claims Development Tables, IBNR Reserves and Claims Frequency

The following table discloses information about the Company’s incurred and paid claims development as of December 31, 2024, as well as cumulative claim frequency and the total of incurred-but-not-reporting and expected development on reported claims included within the net incurred claims amounts. A claim is defined as a reported loss from a cedant on an excess-of-loss reinsurance contract arising from a loss event for which the Company records a paid loss or case reserve. The Company operates a single business segment, being property catastrophe reinsurance.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (continued)

Property Catastrophe Reinsurance

(in thousands)

Incurred Losses and Loss Adjustment Expenses

Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	As of December 31, 2024 Total of Incurred-but -Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
										(dollars in thousands)
2016	$14,775	$18,801	$17,795	$17,689	$17,689	$17,689	$17,689	$17,689	$17,689	$-	5
2017		$38,401	$38,401	$38,401	$38,401	$38,401	$38,401	$38,401	$38,401	$-	8
2018			$10,000	$10,000	$10,000	$10,000	$10,000	$10,000	$10,000	$-	2
2019				$-	$-	$-	$-	$-	$-	$-	-
2020					$-	$-	$-	$-	$-	$-	-
2021						$158	$158	$158	$158	$-	1
2022							$1,073	$1,073	$1,073	$-	1
2023							$-	$-	$-	$-	-
2024							$-	$-	$-
	Total								$67,321	$-

Cumulative Paid Losses and Loss Adjustment Expenses

For the Years Ended December 31,

(in thousands)

Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024
2016	$6,073	$16,073	$17,687	$17,689	$17,689	$17,689	$17,689	$17,689	$17,689
2017		$36,293	$38,401	$38,401	$38,401	$38,401	$38,401	$38,401	$38,401
2018			$6,000	$10,000	$10,000	$10,000	$10,000	$10,000	$10,000
2019				$-	$-	$-	$-	$-	$-
2020					$-	$-	$-	$-	$-
2021						$158	$158	$158	$158
2022							$1,073	$1,073	$1,073
2023						$-		$-	$-
2024								$-	$-
	Total								$67,321
Reserve for loss and loss adjustment expenses at December 31, 2024, net of reinsurance									$-

The following table shows the historical average annual percentage payout of claims at December 31, 2024.

	Average Annual Percentage Payout of Incurred Claims by Age

Years	1	2	3	4	5	6

Property Catastrophe Reinsurance	57.8%	34.0%	9.1%	0.0%	0.0%	0%

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

8. LOSS PER SHARE

A summary of the numerator and denominator of the basic and diluted loss per share attributable to ordinary shareholders is presented below (dollars in thousands except per share amounts):

	Years ended December 31
	2024	2023

Numerator:
Net loss attributable to ordinary shareholders	$(2,726)	(9,915)

Denominator:
Weighted average shares - basic	6,099,051	5,867,129
Weighted average shares - diluted	6,099,051	5,867,129
Loss per share - basic	$(0.45)	(1.69)
Loss earnings per share - diluted	$(0.45)	(1.69)

For the years ended December 31, 2024, and 2023, options to purchase 846,250 ordinary shares and 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive due to the net losses during those years.

GAAP requires the Company to use the two-class method in computing basic loss per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted loss per share during the years ended December 31, 2024 and 2023.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

9. EQUITY

ORDINARY SHARES

There were 6,379,002 and 5,870,234 ordinary shares outstanding at December 31, 2024 and 2023, respectively.

For the year ended December 31, 2024, we have sold 372,341 ordinary shares under the ATM program for gross proceeds of $1,166,044 at an average price of $3.13 per share. After deducting commissions related to the ATM offering of $34,981, the net proceeds we received from the transactions were $1,131,063. The proceeds from the ATM sales are being used for general corporate purposes.

Subsequent to December 31, 2024, we have sold 97,715 ordinary shares under the ATM program for gross proceeds of $448,858 at an average price of $4.59 per share. After deducting commissions related to the ATM offering of $13,465, the net proceeds we received from the transactions were $435,393. The proceeds from the ATM sales are being used for general corporate purposes.

WARRANTS

On January 29, 2024, the Company extended the expiration date of the warrants (NASDAQ: OXBRW) (the “Warrants”) to 5:00 p.m. Philadelphia time on the earlier to occur of (a) March 26, 2029 and (b) the date fixed for cancellation by the Company following any 20-trading day period in which the Company’s ordinary shares traded above $9.38 per share for at least ten trading days.

There were 8,230,700 warrants outstanding at December 31, 2024 and 2023. One warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per share on or before March 26, 2029. The Company at its option may cancel the warrants in whole or in part, provided that the closing price per ordinary share has exceeded $9.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period. No warrants were exercised during the years ended December 31, 2024 and 2023.

Refer to Note 17 regarding warrants issued subsequent to the year ended December 31, 2024.

10. DIVIDENDS

As of December 31, 2024, none of the Company’s accumulated deficit were restricted from payment of dividends to the company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in its subsidiaries, a dividend from the subsidiaries would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement.

11. SHARE-BASED COMPENSATION

The Company currently has outstanding share-based awards granted under the 2014 Omnibus Incentive Plan (the “2014 Plan”) and the 2021 Omnibus Incentive Plan (the “2021 Plan”) (herein collectively referred to as “the Plans”). Under each of the Plans, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. During the year ended December 31, 2024, the Company granted an aggregated of 136,427 of restricted stock to directors, officers and employees under the 2021 Plan. At December 31, 2024, there were 758,926 shares and 11,750 shares available for grant under the 2021 Plan and the 2014 Plan, respectively.

Stock options

Stock options granted and outstanding under the Plans vests quarterly over four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the years ended December 31, 2024 and 2023 is as follows (option amounts not in thousands):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2023	846,250	$4.63	4.8 years	$-
Exercisable at December 31, 2023	783,750	$4.52	4.6 years	$-

Outstanding at December 31, 2024	846,250	$4.63	3.7 years	$-
Exercisable at December 31, 2024	846,250	$4.63	3.7 years	$-

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

11. SHARE-BASED COMPENSATION (continued)

Compensation expense recognized for each of the years ended December 31, 2024 and 2023 totaled $20,000, and is included in general and administrative expenses. At December 31, 2024 and 2023, there was approximately $0 and $20,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plans.

There were no options granted during the year ended December 31, 2024 or 2023.

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

Information with respect to the activity of unvested restricted stock awards during the year ended December 31, 2024 and 2023 is as follows (share amounts not in thousands):

	Weighted-
	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Nonvested at January 1, 2023	23,000
Granted	100,647	$2.37
Vested	(77,574)	$2.37
Nonvested at December 31, 2023	46,073
Granted	136,427	$1.07
Vested	(143,785)	$1.07
Nonvested at December 31, 2024	38,715

Compensation expense recognized for the years ended December 31, 2024 and 2023 totaled $214,000 and $238,000, respectively, and is included in general and administrative expenses. At December 31, 2024 and 2023, there was approximately $48,000 and $119,000, respectively, of unrecognized compensation expense related to non-vested restricted stock granted under the Plans. The Company expects to recognize the remaining compensation expense over a weighted-average period of two (2) months.

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

At December 31, 2024, the Oxbridge Reinsurance Limited’s net worth of $19,000 exceeded the minimum and prescribed capital requirement. For the years ended December 31, 2024 and 2023, Oxbridge Reinsurance Ltd.’s net loss was approximately $2.67 million and $11.29 million, respectively.

At December 31, 2024, the Oxbridge Re NS’ net worth of $374 thousand exceeded the minimum and prescribed capital requirement. For the years ended December 31, 2024 and 2023, Oxbridge Re NS’ net income was approximately $151,000 and $68,000, respectively.

The Subsidiaries are not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiaries’ GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of December 31, 2024 or for the year then ended.

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

The Company has two operating lease obligations namely for the Company’s office facilities located at Suite 201, 42 Edward Street Grand Cayman, Cayman Islands and residential space at Turnberry Villas in Grand Cayman, Cayman Islands. The office lease has a remaining lease term of approximately twenty-six (26) months. The residential lease has a remaining lease term of less than 1 month and was renewed subsequent to year end for a period of one (1) year.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

14. LEASES (continued)

The components of lease expense and other lease information as of and during the years ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Operating Lease Cost (1)	$107	$108

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$107	$108

(1)	Includes short-term leases

	At December 31,
(in thousands)	2024	2023
Operating lease right-of-use assets	$148	$9

Operating lease liabilities	$148	$9

Weighted-average remaining lease term - operating leases	1.18 years	0.39 years

Weighted-average discount rate - operating leases	9.03%	7.13%

Future minimum lease payments under non-cancellable leases as of December 31, 2024 and 2023, reconciled to our discounted operating lease liability presented on the consolidated balance sheets are as follows:

	At December 31,
(in thousands)	2024	2023
2024	$-	$9
2025	114	-
2026	39	-
2027	6	-
Total future minimum lease payments	$159	$9

Less imputed interest	(11)	-
Total operating lease liabilities	$148	$9

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

15. RELATED PARTY TRANSACTIONS

EpsilonCat Re Tokens

During the year ended December 31, 2024, Mr. Jay Madhu, a director and officer of the Company and its subsidiaries, entered into subscription agreement to purchase a total of 9,245 Series Epsilon Cat Re tokens at a purchase price of $10.00 per token for aggregate gross proceeds of $92,447. Ownership of EpsilonCat Re tokenized reinsurance securities indirectly conferred fractionalized interests in reinsurance contracts underwritten by Oxbridge Re NS for the 2024-2025 treaty year.

TypTap Insurance Company (“TypTap”) Contract

During the year ended December 31, 2024 the Company entered into a reinsurance agreement with TypTap, an insurance subsidiary of HCI Group, Inc. (“HCI”). Jay Madhu, our Chairman and Chief Executive Officer, also serves as a non-employee director of HCI. Pursuant to the agreement, we have agreed to indemnify HCI and TypTap for a portion of reinstatement premium which HCI or TypTap pays or becomes liable to pay to reinstate reinsurance protection. At December 31, 2024 and 2023, included within premium receivable, deferred acquisition costs and unearned premiums on the consolidated balance sheets are amounts equal to $447,000, $46,000 and $418,000 (2023: $489,000, $50,000 and $458,000) respectively, relating to the reinsurance agreement with TypTap. During the years ended December 31, 2024 and 2023, included within assumed premiums, change in unearned premium reserve and policy acquisition costs and underwriting expenses on the consolidated statements of operations are amounts equal to $1,003,000, $39,000 and $115,000 (2023: $1,099,000 ($458,000) and $70,000), respectively.

Bridge Loan with Affiliate

On September 11, 2023, the Company, along with seven (7) other investors, entered into a binding term sheet (“Bridge Agreement”) with Jet.AI to provide Jet.AI with an aggregate sum of $500,000 of short-term bridge financing pending its receipt of funds from its other existing financing arrangements.

The Bridge Agreement provided for the issuance of Notes in an aggregate principal amount of $625,000, reflecting a 20% original issue discount. The Notes bore interest at 5% per annum and matured on March 11, 2024.

The Company invested the sum of $100,000 in the Notes and is recorded as “Loan Receivable” on the consolidated balance sheets at cost at December 31, 2023. On March 11, 2024, the Notes matured and were redeemed by Jet.AI in accordance with the Bridge Agreement. The Company received an aggregate of $141,000 upon the redemption of the Notes.

Jet.AI and Sponsor payments

During the year ended December 31, 2024, the Series A-1 preferred shares held by the Sponsor were redeemed by Jet.AI for an aggregate amount of $675,000. The Sponsor distributed $393,195 to the Company representing the repayment of its extension loan of $284,765, working capital loan of $61,906, and dividend redistribution of $46,524.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

16. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	At December 31,
	2024	2023

Leasehold improvements	$21	$21
Furniture and Fixtures	41	41
Motor vehicle	34	34
Computer equipment and software	39	39
Total, at cost	135	135
less accumulated depreciation and amortization	(134)	(131)
Property and equipment, net	$1	$4

17. SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements.

ATM Facility

Subsequent to December 31, 2024, and through the date of issuance of these financial statements, we sold an additional 97,715 ordinary shares under the ATM program for gross proceeds of $448,858, at an average price $4.59 per ordinary share. After deducting commissions related to the ATM offering of $13,465, the net proceeds we received from the transactions were $435,393. We plan to use the proceeds for working capital and general corporate purposes.

Securities Purchase Agreement

On February 24, 2025, the Company and an institutional investor (the “Investor”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) relating to the issuance and sale of ordinary shares of the Company pursuant to a registered direct offering and a private placement of warrants to purchase ordinary shares (collectively, the “Offering”).

The Investor purchased approximately $3.0 million in the Offering, consisting of an aggregate of 705,884 ordinary shares, Series A Warrants to purchase up to an aggregate of 529,413 ordinary shares (the “Series A Warrants”) and Series B Warrants to purchase up to an aggregate of 882,355 ordinary shares (the “Series B Warrants” and together with the Series A Warrants, the “Warrants”). The combined effective Offering price for each ordinary share and the accompanying Warrants was $4.25. The Series A Warrants are immediately exercisable, expire two years from the initial exercise date and have an exercise price of $4.25 per share. The Series B Warrants will be exercisable on the earlier of the date of shareholder approval or six months from the date of issuance, expire five years from the initial exercise date and have an exercise price equal to the lower of (i) $5.00 and (ii) from and after the date the Company receives shareholder approval, $4.25 per share.

The Securities Purchase Agreement provides that, subject to certain exceptions, until 60 days after the closing of the Offering, neither the Company nor any of its subsidiaries will issue, enter into any agreement to issue or announce the issuance or proposed issuance of any ordinary shares or ordinary share equivalents. The Securities Purchase Agreement also provides that, subject to certain exceptions, for 60 days after the closing of the Offering, the Company will be prohibited from effecting or entering into an agreement to effect any issuance by the Company or any of its subsidiaries of ordinary shares or ordinary share equivalents (or a combination of units thereof) involving a Variable Rate Transaction (as defined in the Securities Purchase Agreement).

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

The net proceeds to the Company from the Offering, after deducting the fees of Maxim Group LLC (the “Placement Agent”) and the Company’s estimated offering expenses, are expected to be approximately $2.7 million.

The ordinary shares were being offered and sold pursuant to the Company’s Registration Statement on Form S-3 (Registration No. 333-262590) previously filed with the Securities and Exchange Commission (the “SEC”) and declared effective, the base prospectus included therein and the related prospectus supplement. The Warrants were issued in a private placement and were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) thereof as a transaction not involving a public offering and/or Rule 506 of Regulation D promulgated thereunder. The Company has agreed to file a registration statement providing for the resale by the Investors of the ordinary shares issuable upon exercise of the Warrants within 60 days of the date of the Securities Purchase Agreement.

The Company has agreed to hold an annual or special meeting on or before June 30, 2025, to have shareholders approve the issuance of the ordinary shares underlying the Series B Warrants at the combined effective offering price of $4.25 pursuant to applicable Nasdaq rules.

The Company paid the Placement Agent a cash fee of 6.0% of the gross proceeds from the Offering and reimburse the Placement Agent for its expenses, including the reimbursement of legal fees up to an aggregate of $45,000.

Launch of Tokenized Securities

On February 26, 2025, the Company and its indirect 80%-owned subsidiary SurancePlus Inc. (“SurancePlus”), a British Virgin Islands Business Company, announced the commencement of an offering by SurancePlus of Participation Shares (the “Securities”) represented by digital tokens to be issued under a 3-year Participation Share Investment Contract (the “PSIC”). The Participation Shares are not shares in SurancePlus (or the Company) and shall have no preemptive right or conversion rights. The Participation Shares solely confer contractual rights against SurancePlus as contained in the PSIC. At the offering’s commencement, up to an aggregate of one million (1,000,000) Participation Shares will be issued, represented by digital tokens labelled “ZetaCat Re” and “EtaCat Re”, representing high yield and balanced yield tokens, respectively. The quantity of Participation Shares to be issued in subsequent years of 2026, and 2027, shall be disclosed prior to their issuances. At the start of the offering, the Participation Shares will be offered at an initial price of $10.00 per Participation Share, with a 5% and 10% discount per Participation Share for investments above $50,000 and $100,000, respectively.

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

The Securities have not been registered under the Securities Act or any state or other securities laws and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state or other securities laws. The Securities will be sold in a transaction exempt from registration under the Securities Act and will be sold only to persons reasonably believed to be accredited investors in the United States under SEC Rule 506(c) under the Securities Act and outside the United States only to non-U.S. persons in accordance with Regulation S under the Securities Act.

