Form 10-Q
period 2025-03-31
OXBRIDGE RE HOLDINGS Ltd
filed 2025-05-12
CIK 1584831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025; 7,442,922 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At March 31, 2025	At December 31, 2024
	(Unaudited)
Assets
Investments:
Equity securities, at fair value (cost: $1,532 and $1,532)	$116	113
Cash and cash equivalents	4,963	2,135
Restricted cash and cash equivalents	4,634	3,758
Premiums receivable	223	1,059
Other Investments	-	48
Deferred policy acquisition costs	44	109
Operating lease right-of-use assets	122	148
Prepayment and other assets	160	94
Property and equipment, net	1	1
Total assets	$10,263	7,465

Liabilities and Shareholders’ Equity
Liabilities:
Notes payable to noteholders	118	118
Unearned premiums reserve	397	991
Operating lease liabilities	122	148
Accounts payable and other liabilities	432	366
Total liabilities	1,069	1,623

Mezzanine Equity
Due to EpsilonCat Re / DeltaCat Re Tokenholders	1,979	1,732

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 50,000,000 shares authorized; 7,442,922 and 6,379,002 shares issued and outstanding)	6	6
Additional paid-in capital	37,335	34,105
Accumulated Deficit	(30,302)	(30,163)
Total Oxbridge shareholders’ equity	7,039	3,948
Non-controlling interests	176	162
Total shareholders’ equity	7,215	4,110
Total liabilities and shareholders’ equity	$10,263	7,465

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(expressed in thousands of U.S. Dollars, except per share amounts)

	Three Months Ended March 31,
	2025	2024

Revenue

Net premiums earned	$595	549
Net investment and other income	79	62
Interest and gain on redemption of loan receivable	-	41
Unrealized loss on other investments	(20)	(688)
Realized gain on other investments	35	-
Change in fair value of equity securities	3	(89)

Total revenue	692	(125)

Expenses
Policy acquisition costs and underwriting expenses	65	60
General and administrative expenses	505	488

Total expenses	570	548
Income (loss) before income attributable to tokenholders and non-controlling interests	122	(673)

Income attributable to tokenholders	(247)	(232)

Loss before income attributable to non-controlling interests	(125)	(905)

Income attributable to non-controlling interests	(14)	-

Net loss attributable to ordinary shareholders	(139)	(905)

Loss per share attributable to ordinary shareholders
Basic and Diluted	(0.02)	(0.15)

Weighted-average shares outstanding
Basic and Diluted	6,899,062	6,005,162

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Three Months Ended
	March 31,
	2025	2024
Operating activities
Net loss attributable to ordinary shareholders	$(139)	(905)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation	108	72
Realized gain on other investments	(35)	-
Depreciation and amortization	-	2
Change in fair value of other investments	20	688
Change in fair value of equity securities	(3)	89
Income attributable to non-controlling interests	14	-
Interest and gain on redemption of loan receivable	-	(41)
Change in operating assets and liabilities:
Operating right-of-use asset	26	-
Operating lease liabilities	(26)	-
Premiums receivable	836	488
Deferred policy acquisition costs	65	61
Prepayment and other assets	(66)	(27)
Prepaid Offering Costs	-	(12)
Unearned premiums reserve	(594)	(549)
Accounts payable and other liabilities	66	(142)
Net cash provided by (used in) operating activities	272	(276)

Investing activities
Proceeds (funding) of loan receivable	-	141
Proceeds from sale of other investments	63	-
Proceeds from sale of equity securities	-	307
Net cash provided by investing activities	63	448

Financing activities
EpsilonCat Re / DeltaCat Re Tokenholders	247	395
Net proceeds from issuance of ordinary shares	3,122	-

Net cash provided by financing activities	3,369	395

Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the period	3,704	567
Balance at beginning of period	5,893	3,745

Balance at end of period	$9,597	4,312

Non-cash investing and financing activities
Right-of-use lease asset obtained in exchange for operating lease liabilities	$-	148

Reclassification of other liabilities
EpsilonCat Re / DeltaCat Re Tokenholders to Mezzanine Equity	$1,732	-

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three Months Ended March 31, 2025 and 2024

(expressed in thousands of U.S. Dollars, except share amounts)

	Ordinary Share Capital		Additional Paid-in	Accumulated	Non-Controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at December 31, 2023	5,870,234	$6	$32,740	$(27,414)	$-	$5,332
Net loss for the period	-	-	-	(905)	-	(905)
Issuance of restricted stock, net	136,427	-	-	-	-	-
Share-based compensation	-	-	72	-	-	72
Balance at March 31, 2024	6,006,661	6	32,812	(28,319)	-	4,499

Balance at December 31, 2024	6,379,002	6	34,105	(30,163)	162	4,110
Net loss attributable to ordinary shareholders	-	-	-	(139)	-	(139)
Income attributable to non-controlling interests	-	-	-	-	14	14
Issuance of restricted stock, net	83,162	-	-	-	-	-
Issuance of shares upon exercise of options	177,159	-	-	-	-	-
Stock-based compensation	-	-	108	-	-	108
Issuance of ordinary shares	803,599	-	3,122	-	-	3,122
Balance at March 31, 2025	7,442,922	$6	$37,335	$(30,302)	$176	$7,215

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2025

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

(b) Basis of Presentation and Consolidation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of March 31, 2025 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2025. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Form 10-K, which was filed with the SEC on March 26, 2025.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2025

2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition: SurancePlus  incentive, technology, origination and management (“ITOM”) fee income represents fee income related to the completion of the SurancePlus’ CatRe tokenized reinsurance securities as well as placement of the underlying insurance policies. The Company recognizes the associated revenue at the time of the placement of the underlying insurance policies as the performance obligation is satisfied at that time.

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

Investments: The Company from time to time invests in fixed-maturity debt securities and equity securities, and for which its fixed-maturity debt securities are classified as available-for-sale. The Company’s available for sale debt investments are carried at fair value with changes in fair value included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. For the Company’s investment in equity securities, and for the Company’s investment in Jet.AI. classified as “other investments”, the changes in fair value are recorded within the consolidated statements of operations. At March 31, 2025 and December 31, 2024 the company did not own any fixed maturity debt securities.

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

March 31, 2025

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

Offering Expenses: During the three-month period ended March 31, 2025, the Company recognized no offering expenses. (See Note 9).

In accordance with the terms of the equity distribution agreement with Maxim, we have, from time to time, offered and sold ordinary shares.

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

March 31, 2025

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

Ceded premiums are written during the period in which the risk is incepted and are expensed over the contract period in proportion to the period of protection. Unearned premiums ceded consist of the unexpired portion of the reinsurance obtained. There were no unearned premiums ceded at March 31, 2025 or December 31,2024.

Uncertain Income Tax Positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at March 31, 2025.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2025

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

Reclassifications: Any reclassifications of prior period amounts have been made to conform to the current period presentation.

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At March 31,	At December 31,
	2025	2024
	(in thousands)

Cash on deposit	$4,963	$2,135
Restricted cash held in trust	4,634	3,758
Total	$9,597	$5,893

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2025

4. INVESTMENTS

The Company from time to time invests in fixed-maturity debt securities and equity securities, with its fixed-maturity debt securities classified as available-for-sale. At March 31, 2025 and December 31, 2024, the Company did not hold any available-for-sale securities. There were no sales of equity securities during the period ended March 31, 2025. Proceeds from sales and the gross realized and unrealized gains for the period ended March 31, 2024 are as follows:

	Gross proceeds from sales	Gross Realized Gains	Gross Realized Losses
	($ in thousands)

Three Months Ended March 31, 2024
Equity securities	$307	$-	$-

Other Investments

The Company’s investment in Jet.Ai stock was sold during the three month period ending March 31, 2025 for a consideration of $63,000.

Other investments as of March 31, 2025 and December 31, 2024 consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Jet.AI common stock	$-	$48

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2025

4. INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2025 and December 31, 2024:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2025	($ in thousands)
Financial Assets:
Cash and cash equivalents	$4,963	$-	$-	$4,963

Restricted cash and cash equivalents	$4,634	$-	$-	$4,634

Equity securities	$116	$-	$-	$116

Total	$9,713	$-	$-	$9,713

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2024	($ in thousands)
Financial Assets:
Cash and cash equivalents	$2,135	$-	$-	$2,135

Restricted cash and cash equivalents	$3,758	$-	$-	$3,758

Other investments	$48	$-	$-	$48

Equity securities	$113	$-	$-	$113

Total	$6,054	$-	$-	$6,054

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2025 and 2024.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2025

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

March 31, 2025

6. VARIABLE INTEREST ENTITIES (continued)

Notes Payable to Series 2020-1 noteholders

Oxbridge Re NS entered into a retrocession agreement with Oxbridge Reinsurance Ltd on June 1, 2020 and issued $216,000 of participating notes which provides quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. The participating notes have been assigned Series 2020-1 and matured on June 1, 2023. Participating notes totaling $98,000 were redeemed during the year ended December 31, 2023 resulting in a balance due of $118,000 at December 31, 2024. None of the participating notes were redeemed during the three-month period ending March 31, 2025.

The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the three-months ended March 31, 2025 and 2024 was $0.

SurancePlus Inc.

SurancePlus Inc. (“SurancePlus”), an indirectly owned subsidiary of Oxbridge Re Holdings Limited, was incorporated as a British Virgin Islands Business Company on December 19, 2022 for the purposes of tokenizing reinsurance contracts underwritten by its affiliated licensed reinsurer, Oxbridge Re NS.

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

March 31, 2025

6. VARIABLE INTEREST ENTITIES (continued)

On June 28, 2023, Oxbridge issued a press release announcing the completion of the Private Placement.

On March 18, 2024, the Company and its indirectly owned subsidiary SurancePlus Inc , announced the commencement of an offering by SurancePlus of Participation Shares (the “Securities”) represented by digital tokens to be issued under a 3-year Participation Share Investment Contract (the “PSIC”). The Participation Shares are not shares in SurancePlus and shall have no preemptive right or conversion rights. The Participation Shares solely conferred contractual rights against SurancePlus as contained in the PSIC. At the offering’s commencement, up to one million (1,000,000) Participation Shares will be issued, represented by digital tokens labelled “EpsilonCat Re”. The quantity of Participation Shares to be issued in subsequent years of 2025, and 2026, shall be disclosed prior to their issuances. At the start of the offering, the Participation Shares will be offered at an initial price of $10.00 per Participation Share.

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

During the three months period ended March 31, 2025, the Company and its indirectly owned subsidiary SurancePlus Inc., announced the commencement of an offering by SurancePlus of Participation Shares (the “Securities”) represented by digital tokens to be issued under a 3-year Participation Share Investment Contract (the “PSIC”). The Participation Shares are not shares in SurancePlus and shall have no preemptive right or conversion rights. The Participation Shares solely conferred contractual rights against SurancePlus as contained in the PSIC. At the offering’s commencement, up to one million (1,000,000) Participation Shares will be issued, represented by digital tokens labelled “ZetaCat Re” and “EtaCat Re”. The quantity of Participation Shares to be issued in subsequent years of 2026, and 2027, shall be disclosed prior to their issuances. At the start of the offering, the Participation Shares will be offered at an initial price of $10.00 per Participation Share.

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

Under Accounting Standards Codification 480 “Distinguishing Liabilities from Equity” (ASC 480) a redeemable financial instrument that will be redeemed only upon the occurrence of a conditional event is required to be excluded from presentation on the consolidated balance sheets as a liability. The potential cash settlement of the PSIC is contingent upon there being no losses with respect to the underlying reinsurance contracts. Therefore, since these events are not solely within the control of the Company the PSIC has been presented as mezzanine equity in the accompanying consolidated balance sheets as required by ASC 480.

Statement of Operations Data:	For Three Months Ended
	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)

Interest income	7	-
Underwriting related income	529	488
Total revenue	536	488
Expenses	(30)	(13)
Income attributable to tokenholders	(482)	(444)
Net income	24	31

Balance Sheet Data:	At March 31, 2025	At December 31, 2024
	(Unaudited)	(Unaudited)
	(In thousands)	(In thousands)
Total assets	5,330	4,794
Amounts due to EpsilonCat Re / DeltaCat Re tokenholders*	2,766	2,284
Due to Parent	70	40
Total shareholder’s equity	2,494	2,470

*	includes underwriting profit of $788,000 (2024: $552,000) due to Parent.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2025

7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

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

There were no losses incurred during the three-month periods ended March 31, 2025 and 2024 as there were no reported claims payments penetrating the Company’s reinsurance layers on contracts in force during the current treaty period.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2025

8. LOSS PER SHARE

A summary of the numerator and denominator of the basic and diluted loss per share is presented below (dollars in thousands except per share amounts ):

	Three Months Ended
	March 31,
	2025	2024

Numerator:
Net loss attributable to ordinary shareholders	$(139)	(905)

Denominator:
Weighted average shares - basic	6,899,062	6,005,162
Weighted average shares - diluted	6,899,062	6,005,162
Loss per share - basic	$(0.02)	(0.15)
Loss earnings per share - diluted	$(0.02)	(0.15)

For the three-month period ended March 31, 2025, 376,250 options to purchase 376,250 ordinary shares and 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive due to the net loss during this period.

For the three-month period ended March 31, 2024, options to purchase 846,250 ordinary shares and 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive due to the net loss during the period.

GAAP requires the Company to use the two-class method in computing basic loss per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted loss per share during the periods ended March 31, 2025 and 2024.

9. Equity

Ordinary Shares

There were 7,442,922 and 6,379,002 ordinary shares outstanding at March 31, 2025 and December 31, 2024, respectively.

For three months ended March 31, 2025, we have sold 97,715 ordinary shares under the ATM program for gross proceeds of $448,858 at an average price of $4.59 per share. After deducting commissions related to the ATM offering of $13,465, the net proceeds we received from the transactions were $435,393. The proceeds from the ATM sales are being used for general corporate purposes.

WARRANTS

On January 29, 2024, the Company extended the expiration date of the warrants (NASDAQ: OXBRW) (the “Warrants”) to 5:00 p.m. Philadelphia time on the earlier to occur of (a) March 26, 2029 and (b) the date fixed for cancellation by the Company following any 20-trading day period in which the Company’s ordinary shares traded above $9.38 per share for at least ten trading days.

There were 8,230,700 warrants outstanding at March 31, 2025 and 2024. One warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per share on or before March 26, 2029. The Company at its option may cancel the warrants in whole or in part, provided that the closing price per ordinary share has exceeded $9.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period. No warrants were exercised during the period ended March 31, 2025.

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

The net proceeds to the Company from the Offering, after deducting the fees of Maxim Group LLC (the “Placement Agent”) and the Company’s estimated offering expenses, were approximately $2.7 million.

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

The Company held an annual meeting on May 8, 2025, and shareholders approved the issuance of the ordinary shares underlying the Series B Warrants at the combined effective offering price of $4.25 pursuant to applicable Nasdaq rules.

The Company paid the Placement Agent a cash fee of 6.0% of the gross proceeds from the Offering and reimburse the Placement Agent for its expenses, including the reimbursement of legal fees up to an aggregate of $45,000.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2025

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

11. SHARE-BASED COMPENSATION

The Company currently has outstanding share-based awards granted under the 2014 Omnibus Incentive Plan (the “2014 Plan”) and the 2021 Omnibus Incentive Plan (the “2021 Plan”) (hereinafter collectively referred to as “the Plans”). Under each of the Plans, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. During the period ended March 31, 2025, the Company granted an aggregated of 83,162 restricted stock to directors, officers and employees under the 2021 Plan. At March 31, 2025, there were 675,764 shares and 11,750 shares available for grant under the 2021 Plan and the 2014 Plan, respectively.

Stock options

Stock options granted and outstanding under the Plan vests quarterly over four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three-month periods ended March 31, 2025 and 2024 are as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2024	846,250	$4.63	4.8 years
Outstanding at March 31, 2024	846,250	$4.63	4.5 years
Exercisable at March 31, 2024	799,375	$4.55	4.4 years	$-

Outstanding at January 1, 2025	846,250	$4.63	4.8 years	$-
Forfeited	(180,000)	$6.00
Exercised during the quarter	(290,000)	$2.00
Outstanding at March 31, 2025	376,250	$6.01	4.92 years	$-
Exercisable at March 31, 2025	376,250	$6.01	4.92 years	$-

Compensation expense recognized for the three-month periods ended March 31, 2025 and 2024 totaled $0 and $5,000. Compensation expense is included in general and administrative expenses. At March 31, 2025 and 2024, there was approximately $0 and $15,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plans.

During the period ended March 31, 2025, 180,000 options expired and a total of 290,000 outstanding share options were “net” exercised. 112,841 shares were withheld by the Company for payment of the exercise price at a share price of $5.14. The remaining net 177,159 ordinary shares were issued to, and retained by, the executive officers of the company.

There were no options granted during the period ended March 31, 2025.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2025

11. SHARE-BASED COMPENSATION (cont’d)

Restricted Stock Awards (cont’d)

During the three-month periods ended March 31, 2025 and 2024, the Company granted 83,162 and 136,427 shares of restricted stock, respectively, to directors and employees under the 2021 Plan. Information with respect to the activity of unvested restricted stock awards during the periods ended March 31, 2025 and 2024 is as follows (share amounts not in thousands):

	Weighted-
	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Nonvested at January 1, 2024	46,073	$1.05
Granted	136,427	$1.05
Vested	(34,574)	$1.05
Nonvested at March 31, 2024	147,926

Nonvested at January 1, 2025	38,715
Granted	83,162	$1.07
Vested	(54,965)	$1.07
Nonvested at March 31, 2025	66,912

Compensation expense recognized for the three-month periods ended March 31, 2025 and 2024 totaled $108,000 and $67,000, respectively and is included in general and administrative expenses. At March 31, 2025, there was approximately $284,000 unrecognized compensation expense related to non-vested restricted stock granted under the Plan, which the Company expects to recognize over a weighted-average period of eleven (8.57) months.

12. NET WORTH FOR REGULATORY PURPOSES

The subsidiaries are subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of their respective licenses, Oxbridge Reinsurance Limited and Oxbridge Re NS are required to maintain a minimum and prescribed capital requirement of $500 in accordance with the relevant subsidiary’s approved business plan filed with CIMA.

At March 31, 2025, Oxbridge Reinsurance Limited’s net worth of $38,000 exceeded the minimum and prescribed capital requirement. For the three-month periods ended March 31, 2025 and 2024, Oxbridge Reinsurance Limited’s net income and loss was approximately $19,000 and $1.28 million, respectively.

At March 31, 2024, the Oxbridge Re NS’ net worth of $420,000 exceeded the minimum and prescribed capital requirement. For the three-month periods ended March 31, 2025 and 2024 the Oxbridge Re NS’ net income was approximately $45,000 and $41,000, respectively.

The Subsidiaries are not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiaries’ GAAP capital, surplus and net (loss) income, and its statutory capital, surplus and net (loss) income as of March 31, 2025 or for the period then ended.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2025

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

March 31, 2025

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

The Company has two operating lease obligations for the Company’s office facilities located at Suite 201, 42 Edward Street Grand Cayman, Cayman Islands, and its residential lease at Turnberry Villas in Grand Cayman, Cayman Islands. The office lease has a remaining lease term of approximately twenty three (23) months and includes an option to extend the lease. Under the terms of the lease, the Company also has the right to terminate the lease after twenty four (24) months upon giving appropriate notice in writing to the Lessor. The residential lease has a remaining lease term of approximately nine (9) months.

The components of lease expense and other lease information as of and during the three-month periods ended March 31, 2025 and 2024 are as follows:

	For the Three-Month Period	For the Three-Month Period
(in thousands)	Ended March 31, 2025	Ended March 31, 2024
Operating Lease Cost (1)	$28	$24

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$28	$26

(1)	Includes short-term leases

(in thousands)	At March 31, 2025	At December 31, 2024
Operating lease right-of-use assets	$122	$148

Operating lease liabilities	$122	$148

Weighted-average remaining lease term - operating leases	1.41 years	1.18 years

Weighted-average discount rate - operating leases	9.07%	9.03%

Future minimum lease payments under non-cancellable leases as of March 31, 2025 and December 31, 2024, reconciled to our discounted operating lease liability presented on the consolidated balance sheets are as follows:

(in thousands)	At March 31, 2025	At December 31, 2024
2025	-	114
Remainder of 2025	86	-
2026	39	39
2027	6	6
Total future minimum lease payments	$131	$159

Less imputed interest	(9)	(11)
Total operating lease liability	$122	148

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2025

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

TypTap Insurance Company (“TypTap”) Contract

During the year ended ended December 31, 2024 the Company entered into a reinsurance agreement with TypTap, an insurance subsidiary of HCI Group, Inc., which is a related entity through common directorship. At March 31, 2025, included within premium receivable, deferred acquisition costs and unearned premiums on the consolidated balance sheets are amounts equal to $223,000, $18,000 and $167,000 respectively, relating to the reinsurance agreement with TypTap. During the three-month period ended March 31, 2025, included within assumed premiums, change in unearned premium reserve and policy acquisition costs and underwriting expenses on the consolidated statements of operations are amounts equal to $0, $251,000 and ($28,000), respectively.

16. SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements.

Except as disclosed in Note 9, relating to the securities purchase agreement, there were no events subsequent to March 31, 2025 for which disclosure was required.

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

GENERAL

The following is a discussion and analysis of our results of operations for the three-month periods ended March 31, 2025 and 2024 and our financial condition as of March 31, 2025 and December 31, 2024. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2025. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its subsidiaries, Oxbridge Reinsurance Limited, Oxbridge Re NS, SurancePlus Holdings Ltd., SurancePlus, Inc. and DSN Blockchain Technologies Ltd., unless the context dictates otherwise.

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

Recent Developments

Formation of SurancePlus

SurancePlus, an indirectly owned subsidiary of the Company, was incorporated as a British Virgin Islands Business Company on December 19, 2022 for the purpose of tokenizing reinsurance contracts underwritten by its affiliated licensed reinsurer, Oxbridge Re NS.

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

On March 18, 2024, Oxbridge Re Holdings Limited and its indirectly owned subsidiary SurancePlus Inc. (“SurancePlus”), a British Virgin Islands Business Company, announced the commencement of an offering by SurancePlus of Participation Shares represented by digital tokens to be issued under a 3-year Participation Share Investment Contract (the “PSIC”). The Participation Shares are not shares in SurancePlus and shall have no preemptive right or conversion rights. The Participation Shares solely conferred contractual rights against SurancePlus as contained in the PSIC. The quantity of Participation Shares to be issued in subsequent years of 2025, and 2026, shall be disclosed prior to their issuances. At the start of the offering, the Participation Shares were offered at an initial price of $10.00 per Participation Share.

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

The Company’s wholly-owned licensed reinsurance subsidiary, Oxbridge Reinsurance, was the lead investor in Oxbridge Acquisition’s sponsor, OAC Sponsor Ltd. (“Sponsor”) and previously held the equivalent of 2,369,038 of Jet.AI common stock (NASDAQ: JTAI). During November 2024, Jet.AI initiated a 1:225 reverse stock split, resulting the Company holding 10,549 Jet.AI common stock at December 31, 2024 which were then sold for $63,000 during the period ended March 31, 2025.

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

For the year ended December 31, 2024, we sold 372,341 ordinary shares under the ATM program for gross proceeds of $1,166,044 at an average price of $3.13 per share. After deducting commissions related to the ATM offering of $34,981, the net proceeds we received from the transactions were $1,131,063. The proceeds from the ATM sales are being used for general corporate purposes.

During the period ended March 31, 2025, we have sold 97,715 ordinary shares under the ATM program for gross proceeds of $448,858 at an average price of $4.59 per share. After deducting commissions related to the ATM offering of $13,465, the net proceeds we received from the transactions were $435,393. The proceeds from the ATM sales are being used for general corporate purposes.

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

The net proceeds to the Company from the Offering, after deducting the fees of Maxim Group LLC (the “Placement Agent”) and the Company’s estimated offering expenses, were approximately $2.7 million.

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

The Company held an annual meeting on May 8, 2025, and shareholders approved the issuance of the ordinary shares underlying the Series B Warrants at the combined effective offering price of $4.25 pursuant to applicable Nasdaq rules.

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

RESULTS OF OPERATIONS

The following is our consolidated statement of operations and performance ratios for the three-month periods ended March 31, 2025 and 2024 (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024

Revenue
Change in unearned premiums reserve	595	549

Net premiums earned	595	549
Net investment and other income	79	62
Interest and gain on redemption of loan receivable	-	41
Unrealized loss on other investments	(20)	(688)
Realized gain on other investments	35	-
Change in fair value of equity securities	3	(89)

Total revenue	692	(125)

Expenses
Policy acquisition costs and underwriting expenses	65	60
General and administrative expenses	505	488

Total expenses	570	548

Income (loss) before income attributable to tokenholders and non-controlling interests	122	(673)

Income attributable to tokenholders	(247)	(232)

Loss before income attributable to non-controlling interests	(125)	(905)

Income attributable to non-controlling interests	(14)	-

Net loss attributable to ordinary shareholders	(139)	(905)

Loss per share attributable to shareholders
Basic and Diluted	(0.02)	(0.15)

Weighted-average shares outstanding
Basic and Diluted	6,899,062	6,005,162

Performance ratios to net premiums earned:
Loss ratio	0.0%	0.0%
Acquisition cost ratio	10.9%	10.9%
Expense ratio	95.8%	99.8%
Combined ratio	95.8%	99.8%

General. Net loss for the quarter ended March 31, 2025 was $139,000, or ($0.02) basic and diluted earnings per share compared to a net loss of $905,000, or ($0.15) basic and diluted earnings per share, for the quarter ended March 31, 2024. The decrease in net loss is primarily due to the positive change in the fair value of equity securities and sale of investments in Jet.AI during the quarter ended March 31, 2025 when compared with the prior period.

Premium Income. Net premiums earned typically reflects the pro rata inclusion into income of premiums assumed over the life of the reinsurance contracts.

Net premiums earned for the quarter ended March 31, 2025 increased to $595,000 from $549,000 for the quarter ended March 31, 2024. The increase is due to the rates on contracts that were in force in the quarter ended March 31, 2025 when compared to the contracts in force in the period-year period.

Losses Incurred. There were no losses incurred during the three-month periods ending March 31, 2025 and 2024.

Policy Acquisition Costs. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs for the quarter ended March 31, 2025 increased to $65,000 from $60,000 for the quarter ended March 31, 2024. The increase is due to the rates on contracts in force in the quarter ended March 31, 2025, and the resulting acquisition costs, when compared to the rates on contracts in the prior-year period.

General and Administrative Expenses. General and administrative expenses for the quarter ended March 31, 2025 increased to $505,000, from $488,000 for the quarter ended March 31, 2024. The increase is primarily due to the value stock-based compensation incurred during the three-month period ending March 31, 2025 as a result of higher share price on grant date.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio remained consistent at 0% for the quarter end March 31, 2025 compared with the quarter ended March 31, 2024.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business.

The acquisition cost ratio remained consistent at 10.9% for the quarter end March 31, 2025 compared with the quarter ended March 31, 2024.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs, other underwriting expenses and general and administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio decreased marginally from 99.8% for the three-month period ended March 31, 2024 to 95.8% for the three-month period ended March 31, 2025. The decrease is due to higher net premiums earned during the three-month period ended March 31, 2025, when compared with the prior period.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. The combined ratio decreased marginally from 99.8% for the three-month period ended March 31, 2024 to 95.8% for the three-month period ended March 31, 2025. The decrease is due to higher net premiums earned during the three-month period ended March 31, 2025, when compared with the prior period.

FINANCIAL CONDITION –MARCH 31, 2025 COMPARED TO DECEMBER 31, 2024

Restricted Cash and Cash Equivalents. As of March 31, 2025, our restricted cash and cash equivalents increased by $3.7 million, or 62.85%, to $9.6 million, from $5.9 million as of December 31, 2024. The increase is the result of premium deposits made during the three months ending March 31, 2025 and the registered direct offering that generated $2.7 million net of expenses.

Investments. As of March 31, 2025, our total investments increased by $3,000 or 2.65% to $116,000, from $113,000 as of December 31, 2024. The increase is primarily a result of the increase in value of the equity securities during the three-month period ended March 31, 2025.

Notes Payable to Noteholders. As of March 31, 2025, our notes payable remained at $118,000 as there were no redemptions during the period.

Mezannine Equity – EpsilonCat Re and DeltaCat Re Tokenholders. As of March 31, 2025, amounts due to CatRe tokenholders increased to $1.9 million from $1.73 million at December 31, 2024. The increase is due to the recognition of three months of underwriting-relating income that is attributable to third-party tokenholders.

Unearned Premiums Reserve. As of March 31, 2025, our unearned premiums reserve decreased by $594,000, to $397,000 from $991,000 at December 31, 2024. The decrease is due to change in uneaerned premium reserves for the three month period ended March 31, 2025.

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

As of March 31, 2025, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income and funds generated from underwriting activities. We have no plans to issue debt, and we expect to fund our operations for the foreseeable future from operating cash flows, as well as from potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, its subsidiaries Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for each subsidiary is $500. As of March 31, 2025, each subsidiary exceeded the minimum required. By law, each subsidiary is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing, and financing activities for the three-month periods ended March 31, 2025 and 2024 are summarized below.

Cash Flows for the Three months ended March 31, 2025 (in thousands)

Net cash provided by operating activities for the three months ended March 31, 2025 totaled $272, which consisted primarily of cash received net written premiums less cash disbursed for operating expenses. Net provided by investing activities was $63, which consisted of consideration received on sale of investment in Jet.AI. Net cash used provided financing activities was $3.4 million which consisted of net proceeds from issuance of ordinary shares through the Company’s ATM facility and the registered direct offering completed during the quarter..

Cash Flows for the Three months ended March 31, 2024 (in thousands)

Net cash used in operating activities for the three months ended March 31, 2024 totaled $276, which consisted primarily of cash received net written premiums less cash disbursed for operating expenses. Net provided by investing activities of $448 which was due to the repayment of the note receivable by Jet.AI and the proceeds from the sale of two of our equity securities. Net cash provided by financing activities was $395.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2025, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

As at March 31, 2025 we had no reserves for loss and loss adjustment expenses due to no significant events occurring during the period and no reported claims payments penetrating the Company’s reinsurance layers on contracts in force during the current treaty period. See Note 7 to the consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Report on Form 10-Q (March 31, 2025). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Report on Form 10-Q, our disclosure controls and procedures were effective.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any litigation or arbitration. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

Item 1A. Risk Factors

There have been no material changes to our risk factors during the three months ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 30, 2022, we entered into an “at the market” (ATM) sales agreement with Maxim Group LLC as our sales agent, under which we may offer and sell from time to time up to $6.3 million of ordinary shares in negotiated transactions or transactions that are deemed to be an ATM offering.

During the three months ended March 31, 2025, we sold 97,715 ordinary shares under the ATM program for gross proceeds of $448,858 at an average price of $4.59 per share. After deducting commissions related to the ATM offering of $13,465, the net proceeds we received from the transactions were $435,393. Additionally, during the quarter, the Company raised $2.7 million net of expenses from its registered direct offering. The proceeds from the ATM sales and registered direct offering are being used for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit No.	Document

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: May 12, 2025	By:	/s/ JAY MADHU
Jay Madhu
Chief Executive Officer and President (Principal Executive Officer)

Date: May 12, 2025	By:	/s/ WRENDON TIMOTHY
Wrendon Timothy
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

