Form 10-Q
period 2025-09-30
OXBRIDGE RE HOLDINGS Ltd
filed 2025-11-06
CIK 1584831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025; [ 7,676,122 ] ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At September 30, 2025	At December 31, 2024
	(Unaudited)
Assets
Investments:
Equity securities, at fair value (cost: $1,532 and $1,532)	$115	113
Cash and cash equivalents	726	2,135
Restricted cash and cash equivalents	6,450	3,758
Premiums receivable	1,211	1,059
Other Investments	-	48
Deferred policy acquisition costs	163	109
Operating lease right-of-use assets	70	148
Prepayment and other assets	118	94
Property and equipment, net	1	1
Total assets	$8,854	7,465

Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	-	-
Notes payable to noteholders	118	118
Unearned premiums reserve	1,481	991
Operating lease liabilities	70	148
Accounts payable and other liabilities	311	366
Total liabilities	1,980	1,623

Mezzanine Equity
Due to EpsilonCat Re / DeltaCat Re / EtaCat Re / ZetaCat Re Tokenholders	1,208	1,732

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 500,000,000 shares authorized; 7,664,122 and 6,379,002 shares issued and outstanding)	6	6
Additional paid-in capital	37,962	34,105
Accumulated Deficit	(32,258)	(30,163)
Total Oxbridge shareholders’ equity	5,710	3,948
Non-controlling interests	(44)	162
Total shareholders’ equity	5,666	4,110
Total liabilities and shareholders’ equity	$8,854	7,465

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(expressed in thousands of U.S. Dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue
Assumed premiums	$-	$-	$2,222	$2,379
Change in unearned premiums reserve	555	595	(490)	(671)

Net premiums earned	555	595	1,732	1,708
SurancePlus management fee income	-	-	1	312
Net investment and other income	79	62	251	188
Realized gain on other investments	-	-	35	-
Interest and gain on redemption of loan receivable	-	-	-	41
Unrealized loss on other investments	-	(424)	(20)	(1,937)
Change in fair value of equity securities	11	(28)	2	(188)

Total revenue	645	205	2,001	124

Expenses
Losses and loss adjustment expenses	-	-	2,293	-
Policy acquisition costs and underwriting expenses	61	66	191	188
General and administrative expenses	754	432	2,515	1,486

Total expenses	815	498	4,999	1,674

Loss before (income) loss attributable to tokenholders and non-controlling interests	(170)	(293)	(2,998)	(1,550)

(Income) loss attributable to tokenholders	(2)	(247)	697	(716)

Loss before (income) attributable to non-controlling interests	(172)	(540)	(2,301)	(2,266)

(Income) loss attributable to non-controlling interests	(15)	-	102	-

Net loss attributable to ordinary shareholders	$(187)	$(540)	$(2,199)	$(2,266)

Loss per share attributable to ordinary shareholders
Basic and Diluted	$(0.02)	$(0.09)	$(0.30)	$(0.37)

Weighted-average shares outstanding
Basic and Diluted	7,664,122	6,121,020	7,297,044	6,045,542

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Nine Months Ended
	September 30,
	2025	2024
Operating activities
Net loss attributable to ordinary shareholders	$(2,199)	(2,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	332	178
Realized gain on other investments	(35)	-
Depreciation and amortization	-	3
SurancePlus management fee income	(1)	(312)
Change in fair value of other investments	20	1,937
Change in fair value of equity securities	(2)	188
Loss attributable to non-controlling interests	(102)	-
Interest and gain on redemption of loan receivable	-	(41)
Change in operating assets and liabilities:
Operating right-of-use asset	78	-
Operating lease liabilities	(78)	-
Premiums receivable	(152)	(388)
Deferred policy acquisition costs	(54)	(74)
Prepayment and other assets	(24)	24
Unearned premiums reserve	490	671
Accounts payable and other liabilities	(54)	27
Net cash used in operating activities	(1,781)	(53)

Investing activities
Proceeds of loan receivable	-	141
Proceeds from sale of other investments	63	-
Proceeds from sale of equity securities	-	307
Net cash provided by investing activities	63	448

Financing activities
EpsilonCat Re / DeltaCat Re Tokenholders	(524)	(1,195)
Net proceeds from issuance of ordinary shares	3,525	407
Net proceeds from issuance of Zeta/Eta Cat Re tokens	-	1,469

Net cash provided by financing activities	3,001	681

Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the period	1,283	1,076
Balance at beginning of period	5,893	3,745

Balance at end of period	$7,176	4,821

Non-cash investing and financing activities
Right-of-use lease asset obtained in exchange for operating lease liabilities	$-	124
Reclassification of contributed non-controlling interest	$104	-
Reclassification of other liabilities
EpsilonCat Re / DeltaCat Re Tokenholders to Mezzanine Equity	$1,732	-

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Nine Months Ended September 30, 2025 and 2024

(expressed in thousands of U.S. Dollars, except share amounts)

	Ordinary Share Capital		Additional Paid-in	Accumulated	Non-Controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at December 31, 2023	5,870,234	$6	$32,740	$(27,414)	$-	$5,332
Net loss for the period	-	-	-	(905)	-	(905)
Issuance of restricted stock, net	136,427	-	-	-	-	-
Stock-based compensation	-	-	72	-	-	72
Balance at March 31, 2024	6,006,661	6	32,812	(28,319)	-	4,499

Net loss for the period	-	-	-	(821)	-	(821)
Issuance of ordinary shares	29,918	-	75	-	-	75
Stock-based compensation	-	-	34	-	-	34
Balance at June 30 2024	6,036,579	6	32,921	(29,140)	-	3,787
Net loss for the period	-	-	-	(540)	-	(540)
Stock-based compensation	-	-	72	-	-	72
Issuance of ordinary shares	113,977	-	332	-	-	332
Balance at September 30, 2024	6,150,556	6	33,325	(29,680)	-	3,651

Balance at December 31, 2024	6,379,002	6	34,105	(30,163)	162	4,110

Net loss attributable to ordinary shareholders	-	-	-	(139)	-	(139)
Income attributable to non-controlling interests	-	-	-	-	14	14
Issuance of restricted stock, net	83,162	-	-	-	-	-
Issuance of shares upon exercise of options	177,159	-	-	-	-	-
Stock-based compensation	-	-	108	-	-	108
Issuance of ordinary shares	803,599	-	3,122	-	-	3,122
Balance at March 31, 2025	7,442,922	6	37,335	(30,302)	176	7,215

Net loss attributable to ordinary shareholders	-	-	-	(1,873)	-	(1,873)
Loss attributable to non-controlling interests	-	-	-	-	(131)	(131)
Reclassification for contributed non-controlling interests	-	-	-	104	(104)	-
Stock-based compensation	-	-	70	-	-	70
Balance at June 30,2025	7,442,922	$6	$37,405	$(32,071)	$(59)	$5,281

Net loss attributable to ordinary shareholders	-	-	-	(187)	-	(187)
Income attributable to non-controlling interests	-	-	-	-	15	15
Issuance of ordinary shares	190,200	-	403	-	-	403
Stock-based compensation	31,000	-	154	-	-	154
Balance at September 30,2025	7,664,122	$6	$37,962	$(32,258)	$(44)	$5,666

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2025

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

(b) Basis of Presentation and Consolidation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2025 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2025. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2024 included in the Company’s Form 10-K, which was filed with the SEC on March 26, 2025.

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

September 30, 2025

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

Investments: The Company from time to time invests in fixed-maturity debt securities and equity securities, and for which its fixed-maturity debt securities are classified as available-for-sale. The Company’s available for sale debt investments are carried at fair value with changes in fair value included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. For the Company’s investment in equity securities, the changes in fair value are recorded within the consolidated statements of operations. At September 30, 2025 and December 31, 2024 the Company did not own any fixed maturity debt securities.

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

September 30, 2025

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

September 30, 2025

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

Ceded premiums are written during the period in which the risk is incepted and are expensed over the contract period in proportion to the period of protection. Unearned premiums ceded consist of the unexpired portion of the reinsurance obtained. There were no unearned premiums ceded at September 30, 2025 or December 31,2024.

Uncertain Income Tax Positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at September 30, 2025.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2025

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

Share-Based Compensation: The Company accounts for stock-based compensation under the fair value recognition provisions of GAAP which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors, including stock options and restricted stock issuances based on estimated fair values. The Company measures compensation for restricted stock based on the price of the Company’s ordinary shares at the grant date. Determining the fair value of stock options at the grant date requires significant estimation and judgment. The Company uses an option-pricing model (Black-Scholes option pricing model) to assist in the calculation of fair value for stock options. When estimating the expected volatility, the Company takes into consideration the historical volatility of its common stock for a lookback period of one year.

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

Reclassifications: Any reclassifications of prior period amounts have been made to conform to the current period presentation.

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At September 30, 2025	At December 31, 2024
	(in thousands)

Cash on deposit	$726	$2,135
Restricted cash held in trust	6,450	3,758
Total	$7,176	$5,893

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2025

4. INVESTMENTS

The Company from time to time invests in fixed-maturity debt securities and equity securities, with its fixed-maturity debt securities classified as available-for-sale. At September 30, 2025 and December 31, 2024, the Company did not hold any available-for-sale securities. There were no sales of equity securities during the periods ended September 30, 2025. Proceeds from sales and the gross realized and unrealized gains for the nine-month period ended September 30, 2024 are as follows:

	Gross proceeds from sales	Gross Realized Gains	Gross Realized Losses
	($ in thousands)

Nine months ended September 30, 2024
Equity securities	$307	$-	$-

Other Investments

The Company’s investment in Jet.AI stock was sold during the nine-month period ending September 30, 2025 for a consideration of $63,000.

Other investments as of September 30, 2025 and December 31, 2024 consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Jet.AI common stock	$-	$48

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2025

4. INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2025 and December 31, 2024:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2025	($ in thousands)
Financial Assets:
Cash and cash equivalents	$726	$-	$-	$726

Restricted cash and cash equivalents	$6,450	$-	$-	$6,450

Equity securities	$115	$-	$-	$115

Total	$7,291	$-	$-	$7,291

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2024	($ in thousands)
Financial Assets:
Cash and cash equivalents	$2,135	$-	$-	$2,135

Restricted cash and cash equivalents	$3,758	$-	$-	$3,758

Other investments	$48	$-	$-	$48

Equity securities	$113	$-	$-	$113

Total	$6,054	$-	$-	$6,054

There were no transfers between Levels 1, 2 or 3 during the nine-months ended September 30, 2025 and 2024.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2025

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

September 30, 2025

6. VARIABLE INTEREST ENTITIES (continued)

Notes Payable to Series 2020-1 noteholders

Oxbridge Re NS entered into a retrocession agreement with Oxbridge Reinsurance Ltd on June 1, 2020 and issued $216,000 of participating notes which provides quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. The participating notes have been assigned Series 2020-1 and matured on June 1, 2023. Participating notes totaling $98,000 were redeemed during the year ended December 31, 2023 resulting in a balance due of $118,000 at September 30, 2025 and December 31, 2024. None of the participating notes were redeemed during the nine-month period ending September 30, 2025.

The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the nine-months ended September 30, 2025 and 2024 was $0.

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

September 30, 2025

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

During the three month period ended June 30, 2025, the Company and its indirectly owned subsidiary SurancePlus Inc., announced the commencement of an offering by SurancePlus of Participation Shares (the “Securities”) represented by digital tokens to be issued under a 3-year Participation Share Investment Contract (the “PSIC”). The Participation Shares are not shares in SurancePlus and shall have no preemptive right or conversion rights. The Participation Shares solely conferred contractual rights against SurancePlus as contained in the PSIC. Under the offering, Participation Shares will be issued, represented by digital tokens labelled “ZetaCat Re” and “EtaCat Re” at an initial price of $10.00 per Participating Share. The quantity of Participation Shares to be issued in subsequent years of 2026, and 2027, shall be disclosed prior to their issuances. At the start of the offering, the Participation Shares will be offered at an initial price of $10.00 per Participation Share.

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

Statements of Operations Data:	For Three Months Ended September 30, 2025	For Nine Months Ended September 30, 2025
	(Unaudited)	(Unaudited)

Management fee income	-	529
Net investment and other income	3	18
Underwriting related income	495	1,542
Total revenue	498	2,089
Expenses	(23)	(2,979)
Income attributable to tokenholders	(458)	(1,416)
Loss attributable to tokenholders*	-	1,652
Net loss attributable to ordinary shareholders	17	(654)

Balance Sheet Data:	At September 30, 2025	At December 31, 2024
	(Unaudited)	(Unaudited)
	(In thousands)	(In thousands)
Total assets	7,241	4,794
Amounts due to EpsilonCat Re / DeltaCat Re / ZetaCat Re / EtaCat Re tokenholders**	2,057	2,284
Due to Parent	31	40
Risk Capital Payable	263	-
Total shareholder’s equity	4,889	2,470

*	represents allocation to tokenholders capital and income toward Hurricane Milton loss
**	includes underwriting profit of $1,013,000 (2024: $315,000) due to Parent.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2025

7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

	At September 30, 2025	At September 30, 2024
	(in thousands)

Balance, beginning of period	$-	$-
Incurred related to:
Current period	-	-
Prior period	2,293	-
Total incurred	2,293	-
Paid related to:
Current period	(175)	-
Prior period	(2,118)	-
Total paid	(2,293)	-
Balance, end of period	$-	$-

When losses occur, the reserves for losses and LAE are typically comprised of case reserves (which are based on claims that have been reported) and IBNR reserves (which are based on losses that are believed to have occurred but for which claims have not yet been reported and include a provision for expected future development on existing case reserves). The Company typically suffers limit losses in the event of a Category 3 or above hurricane making landfall in a populated area where the Company has catastrophe risk exposure. During the three and nine months ended September 30, 2025, the attachment layer reinsured by the Company under one of its contract was penetrated as a result of adverse loss development from Hurricane Milton. As a result, the Company has recorded a reserve for losses and based on the contractual maximum loss ($2,293) the Company can suffer under of the contracts, less payments made during the quarter and nine-months ended september 30, 2025 relating to losses suffered by Hurricane Milton. The net impact of the Hurricane Milton’s loss on the Company’s equity, after accounting for the portion of losses borne by external tokenholders’, is $1.18 million.

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

September 30, 2025

8. LOSS PER SHARE

A summary of the numerator and denominator of the basic and diluted loss per share is presented below (dollars in thousands except per share amounts ):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Numerator:
Net loss	$(187)	(540)	$(2,199)	(2,266)

Denominator:
Weighted average shares - basic	7,664,122	6,121,020	7,297,044	6,045,542
Weighted average shares - diluted	7,664,122	6,121,020	7,297,044	6,045,542
Loss per share - basic	$(0.02)	(0.09)	$(0.30)	(0.37)
Loss per share - diluted	$(0.02)	(0.09)	$(0.30)	(0.37)

For the three-month and nine-month periods ended September 30, 2025, 451,250 options to purchase 451,250 ordinary shares were anti-dilutive due to the net loss during this period.

For the three-month and nine-month periods ended September 30, 2024, 846,250 options to purchase 846,250 ordinary shares were anti-dilutive due to the net loss during this period.

For the three-month and nine-month periods ended September 30, 2025 and 2024, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive due to the net loss during this period.

GAAP requires the Company to use the two-class method in computing basic loss per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted loss per share during the periods ended September 30, 2025 and 2024.

9. EQUITY

Ordinary Shares

There were 7,664,122 and 6,379,002 ordinary shares outstanding at September 30, 2025 and December 31, 2024, respectively.

For nine-months ending September 30, 2025, we have sold 287,915 ordinary shares under the ATM program for gross proceeds of $900,531 at an average price of $3.13 per share. After deducting commissions related to the ATM offering of $27,016, the net proceeds we received from the transactions were $873,515. The proceeds from the ATM sales are being used for general corporate purposes.

WARRANTS

On January 29, 2024, the Company extended the expiration date of the warrants (NASDAQ: OXBRW) (the “Warrants”) to 5:00 p.m. Philadelphia time on the earlier to occur of (a) March 26, 2029 and (b) the date fixed for cancellation by the Company following any 20-trading day period in which the Company’s ordinary shares traded above $9.38 per share for at least ten trading days.

There were 8,230,700 warrants outstanding at September 30, 2025 and December 31, 2024. One warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per share on or before March 26, 2029. The Company at its option may cancel the warrants in whole or in part, provided that the closing price per ordinary share has exceeded $9.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period. No warrants were exercised during the period ended September 30, 2025.

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

September 30, 2025

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

11. SHARE-BASED COMPENSATION

The Company currently has outstanding share-based awards granted under the 2014 Omnibus Incentive Plan (the “2014 Plan”) and the 2021 Omnibus Incentive Plan (the “2021 Plan”) (hereinafter collectively referred to as “the Plans”). Under each of the Plans, the Company has discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. During the period ended September 30, 2025, the Company granted an aggregated of 126,162 restricted stock to directors, officers and employees under the 2021 Plan. At September 30, 2025, there were 632,764 shares and 11,750 shares available for grant under the 2021 Plan and the 2014 Plan, respectively.

Stock options

Stock options granted and outstanding under the Plan vests quarterly over four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three-month periods ended September 30, 2025 and 2024 are as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2024	846,250	$4.63	4.8 years
Outstanding at March 31, 2024	846,250	$4.63	4.5 years
Exercisable at March 31, 2024	799,375	$4.55	4.4 years		$-
Outstanding at June 30,2024	846,250	$4.63	4.3 years
Exercisable at June 30,2024	815,000	$4.58	4.2 years		$-

Outstanding at January 1, 2025	846,250	$4.63	4.8 years		$-
Forfeited	(180,000)	$6.00
Exercised during the quarter	(290,000)	$2.00
Outstanding at March 31, 2025	376,250	$6.01	4.92 years		$-
Exercisable at March 31, 2025	376,250	$6.01	4.92 years		$-
Outstanding at June 30, 2025	376,250	$6.01	4.67 years	$
Exercisable at June 30, 2025	376,250	$6.01	4.67 years		$-
Granted	75,000	$2.5			$-
Outstanding at September 30, 2025	451,250	$5.42	5.27 years		$-
Exercisable at September 30, 2025	380,938	$5.96	4.49 years		$-

Compensation expense recognized for the three-month periods ended September 30, 2025 and 2024 totaled $7,755 and $5,000, respectively and for the nine-month periods ended September 30, 2025 and 2024 totaled $8,000 and $15,000, respectively. Compensation expense is included in general and administrative expenses. At September 30, 2025 and 2024, there was approximately $116,322 and $5,000, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plans.

During the nine-month period ended September 30, 2025 the Company granted 75,000 options with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

2025

Expected dividend yield	0%
Expected volatility	90%
Risk-free interest rate	4.17%
Expected life (in years)	7
Per share grant date fair value of options issued	$1.65

At the time of the grant, the dividend yield was based on the Company’s history and expectation of dividend payouts at the time of the grant; expected volatility was based on volatility of common stock for one year lookback from grant date; the risk-free rate was based on the U.S. Treasury yield curve in effect. The Company examined its historical pattern of option exercises in an effort to determine if there were any pattern based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in the SEC’s Staff Accounting Bulletin No. 107 to determine the estimated life of options issued.

During the nine-months period ending September 30, 2025, 180,000 options expired and a total of 290,000 outstanding share options were “net” exercised. 112,841 shares were withheld by the Company for payment of the exercise price at a share price of $5.14. The remaining net 177,159 ordinary shares were issued to, and retained by, the executive officers of the Company.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2025

11. SHARE-BASED COMPENSATION (cont’d)

Restricted Stock Awards (cont’d)

During the nine-month periods ended September 30, 2025 and 2024, the Company granted 126,162 and 136,427 shares of restricted stock, respectively, to directors and employees under the 2021 Plan. Information with respect to the activity of unvested restricted stock awards during the periods ended September 30, 2025 and 2024 is as follows (share amounts not in thousands):

	Weighted-
	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Nonvested at January 1, 2024	46,073	$1.05
Granted	136,427	$1.05
Vested	(34,574)	$1.05
Nonvested at March 31, 2024	147,926
Vested	(18,500)	$1.05
Nonvested at June 30, 2024	129,426
Vested	(54,214)	$1.05
Nonvested at September 30, 2024	75,212

Nonvested at January 1, 2025	38,715
Granted	83,162	$1.07
Vested	(54,965)	$1.07
Nonvested at March 31, 2025	66,912
Vested	(22,250)	$1.07
Nonvested at June 30,2025	44,662
Granted	43,000	$2.25
Vested	(33,000)	$1.07
Forfeited	(12,000)	$2.25
Nonvested at September 30, 2025	42,662

Compensation expense recognized for the three and nine-month periods ended September 30, 2025 totaled $146,000 and $324,000, respectively and is included in general and administrative expenses. At September 30, 2025, there was approximately $137,000 unrecognized compensation expense related to non-vested restricted stock granted under the Plan, which the Company expects to recognize over a weighted-average period of five (5) months.

12. NET WORTH FOR REGULATORY PURPOSES

The subsidiaries are subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of their respective licenses, Oxbridge Reinsurance Limited and Oxbridge Re NS are required to maintain a minimum and prescribed capital requirement of $500 in accordance with the relevant subsidiary’s approved business plan filed with CIMA.

At September 30, 2025, Oxbridge Reinsurance Limited’s net worth of $48,000 exceeded the minimum and prescribed capital requirement. For the three-month periods ended September 30, 2025 and 2024, Oxbridge Reinsurance Limited’s net income and loss was approximately $5,000 and $420,000, respectively.

At September 30, 2025, the Oxbridge Re NS’ net worth of $522,000 exceeded the minimum and prescribed capital requirement. For the three-month periods ended September 30, 2025 and 2024 the Oxbridge Re NS’ net income was approximately $62,000 and $32,000, respectively.

The Subsidiaries are not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiaries’ GAAP capital, surplus and net (loss) income, and its statutory capital, surplus and net (loss) income as of September 30, 2025 or for the period then ended.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2025

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

September 30, 2025

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

The components of lease expense and other lease information as of and during the nine-month periods ended September 30, 2025 and 2024 are as follows:

	For the Nine-Month Period	For the Nine-Month Period
(in thousands)	Ended September 30, 2025	Ended September 30, 2024
Operating Lease Cost (1)	$86	$80

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$86	$80

(1)	Includes short-term leases

(in thousands)	At September 30, 2025	At December 31, 2024
Operating lease right-of-use assets	$70	$148

Operating lease liabilities	$70	$148

Weighted-average remaining lease term - operating leases	1.12 years	1.18 years

Weighted-average discount rate - operating leases	9.24%	9.03%

Future minimum lease payments under non-cancellable leases as of September 30, 2025 and December 31, 2024, reconciled to our discounted operating lease liability presented on the consolidated balance sheets are as follows:

(in thousands)	At September 30, 2025	At December 31, 2024

2025	$-	$114
Remainder of 2025	29	-
2026	39	39
2027	6	6
Total future minimum lease payments	$74	$159

Less imputed interest	(4)	(11)
Total operating lease liability	$70	$148

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2025

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

HCI and Tailrow Insurance exchange (“HCI”) Contract

During the nine-month period ended September 30, 2025, the Company entered into a reinsurance agreement with HCI, which is a related entity through common directorship. At September 30, 2025, included within premium receivable, deferred acquisition costs and unearned premiums on the consolidated balance sheets are amounts equal to $460,000, $76,000 and $689,000 respectively, relating to the reinsurance agreement with HCI. During the nine-month period ended September 30, 2025, included within assumed premiums, change in unearned premium reserve and policy acquisition costs and underwriting expenses on the consolidated statements of operations are amounts equal to $1,033,000, $(689,000) and $38,000, respectively.

TypTap Insurance Company (“TypTap”) Contract

During the year ended December 31, 2024 the Company entered into a reinsurance agreement with TypTap, an insurance subsidiary of HCI Group, Inc., which is a related entity through common directorship. At September 30, 2025, included within premium receivable, deferred acquisition costs and unearned premiums on the consolidated balance sheets are amounts equal to $0, $0 and $0 respectively, relating to the reinsurance agreement with TypTap. During the nine-month period ended September 30, 2025, included within assumed premiums, change in unearned premium reserve and policy acquisition costs and underwriting expenses on the consolidated statements of operations are amounts equal to $0, $418,000 and $(46,000), respectively.

16. SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements. There were no events subsequent to September 30, 2025 for which disclosure was required.

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

GENERAL

The following is a discussion and analysis of our results of operations for the three-and nine-month periods ended September 30, 2025 and 2024 and our financial condition as of September 30, 2025 and December 31, 2024. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2025. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its subsidiaries, Oxbridge Reinsurance Limited, Oxbridge Re NS, SurancePlus Holdings Ltd., SurancePlus, Inc. and DSN Blockchain Technologies Ltd., unless the context dictates otherwise.

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

During the period ended September 30, 2025, we have sold 287,915 ordinary shares under the ATM program for gross proceeds of $900,531 at an average price of $3.13 per share. After deducting commissions related to the ATM offering of $27,016, the net proceeds we received from the transactions were $873,515. The proceeds from the ATM sales are being used for general corporate purposes.

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

Premiums Assumed

Premiums assumed include all premiums received by a reinsurance company during a specified accounting period, even if the policy provides coverage beyond the end of the period. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in the unearned premiums reserve and are realized as revenue in subsequent periods over the remaining term of the policy. Our policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2025, typically one-half of the premiums will be earned in 2025 and the other half will be earned during 2026. However, in the event of limit losses on our policies, premium recognition will be accelerated to match losses incurred in the period, when there is no possibility of any future treaty-year losses under the contracts.

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

Incentive, Technology, Origination and Management Fee Income

During the nine-month period September 30, 2025, the Company’s subsidiary, SurancePlus, effectively entered into subscription agreements for the sale of ZetaCat Re and EtaCat Re Participation Shares representing fractionalized interest in reinsurance contracts underwritten by Oxbridge Re NS. The ZetaCat Re and EtaCat Re Tokens were issued on the Avalanche blockchain.

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

RESULTS OF OPERATIONS

The following is our consolidated statement of operations and performance ratios for the three- and nine-month periods ended September 30, 2025 and 2024 (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenue
Assumed premiums	$-	$-	$2,222	$2,379
Change in unearned premiums reserve	555	595	(490)	(671)

Net premiums earned	555	595	1,732	1,708
SurancePlus management fee income	-	-	1	312
Net investment and other income	79	62	251	188
Realized gain on other investments	-	-	35	-
Interest and gain on redemption of loan receivable	-	-	-	41
Unrealized loss on other investments	-	(424)	(20)	(1,937)
Change in fair value of equity securities	11	(28)	2	(188)

Total revenue	645	205	2,001	124

Expenses
Losses and loss adjustment expenses	-	-	2,293	-
Policy acquisition costs and underwriting expenses	61	66	191	188
General and administrative expenses	754	432	2,515	1,486

Total expenses	815	498	4,999	1,674

Loss before (income) loss attributable to tokenholders and non-controlling interests	(170)	(293)	(2,998)	(1,550)

(Income) loss attributable to tokenholders	(2)	(247)	697	(716)

Loss before (income) loss attributable to non-controlling interests	(172)	(540)	(2,301)	(2,266)

(Income) loss attributable to non-controlling interests	(15)	-	102	-

Net loss attributable to ordinary shareholders	$(187)	$(540)	$(2,199)	$(2,266)

Loss per share attributable to ordinary shareholders
Basic and Diluted	$(0.02)	$(0.09)	$(0.30)	$(0.37)

Performance ratios to net premiums earned
Loss ratio	0.0%	0.0%	132.4%	0.0%
Acquisition cost ratio	11.0%	11.1%	11.0%	11.0%
Expense ratio	146.8%	83.7%	156.2%	98%
Combined ratio	146.8%	83.7%	288.6%	98%

General. Net loss for the quarter ended September 30, 2025 was $187,000, or ($0.02) basic and diluted loss per share compared to a net loss of $540,000, or ($0.09) basic and diluted loss per share, for the quarter ended September 30, 2024. The decrease in net loss is primarily due to the decrease in unrealized loss on other investments during the quarter ended September 30, 2025 when compared with the prior period.

Net loss for the nine-months ended September 30, 2025 was $2.19 million, or ($0.30) basic and diluted loss per share compared to a net loss of $2.27 million, or ($0.37) basic and diluted loss per share, for the nine-months ended September 30, 2024. The decrease in net loss is primarily due to the decrease in unrealized loss on other investments during the nine-month period ended September 30, 2025 when compared with the prior period.

Premium Income. Net premiums earned typically reflects the pro rata inclusion into income of premiums assumed over the life of the reinsurance contracts.

Net premiums earned for the quarter ended September 30, 2025 decreased to $555,000 from $595,000 for the quarter ended September 30, 2024. The decrease is due to lower weighted average rate on reinsurance contracts in force during the quarter ended September 30, 2025, when compared to the prior period.

Net premiums earned for the nine-months ended September 30, 2025 increased to $1.73 million from $1.71 million for the nine-month period ended September 30, 2024. The increase is due to higher weighted average rate on reinsurance contracts in force during the nine-month period ending September 30, 2025, when compared to the prior period.

Losses Incurred. There were no losses incurred during the three-month period ending September 30, 2025 and September 30, 2024, respectively.

During the nine-month period ending September 30, 2025, one of our reinsurance contracts experienced adverse loss development stemming from Hurricane Milton, and we recognized a full limit loss of $2.3 million. There were no losses incurred during the nine-month period ending September 30, 2024. The net impact of the Hurricane Milton’s loss on the Company’s equity, after accounting for the portion of losses borne by external tokenholders’, is $1.18 million.

Policy Acquisition Costs. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs for the quarter ending September 30, 2025 decreased to $61,000 from $66,000 for the quarter ending September 30, 2024. The decrease is due to the rates on contracts in force in the quarter ended September 30, 2025, and the resulting acquisition costs, when compared to the rates on contracts in the prior-year period.

Policy acquisition costs for the nine-months ended September 30, 2025 increased from $188,000 to $191,000 for the nine-months ended September 30, 2025. The increase is due to the rates on contracts in force in the quarter ended September 30, 2025, and the resulting acquisition costs, when compared to the rates on contracts in the prior-year period.

General and Administrative Expenses. General and administrative expenses for the quarter ended September 30, 2025 increased to $754,000 from $432,000 for the quarter ended September 30, 2024. The increase is primarily due to increased professional costs relating to investor relations, our web3 subsidiary tokenization costs, S-3 related costs, increased human resources and personnel costs and legal expenditures.

General and administrative expenses for the nine-months ended September 30, 2025 increased to $2.52 million, from $1.49 million for the nine-months ended September 30, 2024. The increase is primarily due to increased professional costs relating to investor relations, our web3 subsidiary tokenization costs, S-3 related costs, increased human resources and personnel costs and legal expenditures.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio remained consistent at 0% for the three-month period ended September 2025 when compared with prior comparative period. The loss ratio increased to 132.4% for the nine-month period ended September 30, 2025, when compared with the prior comparative period. This was due to the full limit loss on one of our reinsurance contracts affected by Hurricane Milton.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business.

The acquisition cost ratio remained consistent at 11.0% for the quarter end and nine-month periods ended September 30, 2025 compared with the quarter and nine-month periods ended September 30, 2024.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs and general and administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. For the three-month period ended September 30, 2025, the expense ratio increased to 146.8%, from 83.7% for the three-month period ended September 30, 2024. For the nine-month period ended September 30, 2025, the expense ratio increased to 156.2%, from 98% for the nine-month period ended September 30, 2024. The increases are primarily due to increased professional costs relating to investor relations and our web3 subsidiary marketing and operations, renewed S-3 related costs, increased human resources and personnel costs and legal expenditures during the quarter ended September 30, 2025, when compared with the prior comparable periods.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. For the three-month period ended September 30, 2025, the combined ratio increased to 146.8%, from 83.7% for the three-month period ended September 30, 2024. For the nine-month period ended September 30, 2025, the combined ratio increased to 288.6%, from 98% for the nine-month period ended September 30, 2024. The increase is due to higher general and administrative expenses and the losses incurred during the three-month and nine-month periods ended September 30, 2025, when compared with the prior comparable periods.

FINANCIAL CONDITION –SEPTEMBER 30, 2025 COMPARED TO DECEMBER 31, 2024

Restricted Cash and Cash Equivalents. As of September 30, 2025, our restricted cash and cash equivalents increased by $1.28 million or 21.7%, to $7.18 million, from $5.9 million as of December 31, 2024. The increase is the net result of premium deposits made during the nine-months ending September 30, 2025, the registered direct offering and ATM program that generated $3.5 million net of expenses, and payment of Hurricane Milton losses and general administrative expenses.

Investments. As of September 30, 2025, our total investments increased by $2,000 or 1.77% to $115,000, from $113,000 as of December 31, 2024. The increase is primarily a result of the increase in value of the equity securities during the nine-month period ended September 30, 2025.

Notes Payable to Noteholders. As of September 30, 2025, our notes payable remained at $118,000 as there were no redemptions during the period.

Mezannine Equity – EpsilonCat Re / DeltaCat Re / ZetaCat Re and EtaCat Re Tokenholders. As of September 30, 2025, amounts due to CatRe tokenholders decreased to $1.2 million from $1.73 million at December 31, 2024. The decrease is due to the tokenholders share in the limit loss experienced on one of our reinsurance contracts affected by Hurricane Milton.

Unearned Premiums Reserve. As of September 30, 2025, our unearned premiums reserve increased by $490,000, to $1.48 million from $991,000 at December 31, 2024. The increase is due to the new reinsurance contracts placed for the 2025 2026 treaty year.

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

As of September 30, 2025, we believe we had sufficient cash flows from operations to meet our liquidity requirements in the short term. We expect that our operational needs for liquidity will be met by cash, investment income, sales under our existing ATM facilities and funds generated from underwriting activities. We have no plans to issue debt, and we expect to fund our operations for the foreseeable future from operating cash flows, as well as from current and potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, its subsidiaries Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for each subsidiary is $500. As of September 30, 2025, each subsidiary exceeded the minimum required. By law, each subsidiary is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing, and financing activities for the nine-month periods ended September 30, 2025 and 2024 are summarized below.

Cash Flows for the Nine months ended September 30, 2025 (in thousands)

Net cash used in operating activities for the nine-months ended September 30, 2025 totaled $1,781, which consisted primarily of cash received net written premiums less cash disbursed for operating expenses. Net provided by investing activities was $63, which consisted of consideration received on sale of investment in Jet.AI. Net cash provided by financing activities was $3,001 which consisted of net proceeds from issuance of ordinary shares through the Company’s ATM facility and the registered direct offering completed during the period.

Cash Flows for the Nine months ended September 30, 2024 (in thousands)

Net cash used in operating activities for the nine-months ended September 30, 2024 totaled $53 which consisted primarily of cash received net written premiums less cash disbursed for operating expenses. Net cash provided by investing activities of $448 which was due to the repayment of the note receivable by Jet.AI and the proceeds from the sale of two of our equity securities. Net cash provided by financing activities was $681 which consisted primarily of net proceeds from Epsilon Cat Re participation shares represented by digital tokens offset by the payments made to DeltaCat Re tokenholders.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2025, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

CRITICAL ACCOUNTING POLICIES

We are required to make estimates and assumptions in certain circumstances that affect amounts reported in our consolidated financial statements and related footnotes. We evaluate these estimates and assumptions on an on-going basis based on historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. These accounting policies pertain to fair value measurements, premium revenues and risk transfer, reserve for loss and loss adjustment expenses, and deferred acquisition costs.

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

During the quarter and nine-months ended September 30, 2025, the attachment layer reinsured by the Company under one of its contract was penetrated as a result of adverse loss development from Hurricane Milton. The net impact of the Hurricane Milton’s loss on the Company’s equity, after accounting for the portion of losses borne by external tokenholders’, is $1.18 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Report on Form 10-Q (September 30, 2025). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any litigation or arbitration. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

Item 1A. Risk Factors

There have been no material changes to our risk factors during the nine-months ended September 30, 2025.

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

During the period ended September 30, 2025, we have sold 287,915 ordinary shares under the ATM program for gross proceeds of $900,531 at an average price of $3.13 per share. After deducting commissions related to the ATM offering of $27,016, the net proceeds we received from the transactions were $873,515. The proceeds from the ATM sales are being used for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit No.	Document

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: November 6, 2025	By:	/s/ JAY MADHU
Jay Madhu
Chief Executive Officer and President (Principal Executive Officer)

Date: November 6, 2025	By:	/s/ WRENDON TIMOTHY
Wrendon Timothy
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

