Form 10-K
period 2025-12-31
OXBRIDGE RE HOLDINGS Ltd
filed 2026-03-30
CIK 1584831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $11,646,248 (based upon the quoted closing sale price per share of the registrant’s ordinary shares on The NASDAQ Capital Market) on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2025). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of June 30, 2025 were affiliates.

As of March 26, 2026, 7,801,374 ordinary shares, par value $0.001 (USD) per share, were outstanding.

Documents Incorporated by Reference:

Information required by Part III is incorporated by reference from registrant’s Proxy Statement for its 2026 annual meeting of stockholders or an amendment to this Annual Report on Form 10-K, which will be filed with the Securities and Exchange Commission within 120 days after the end of its fiscal year ended December 31, 2025.

OXBRIDGE RE HOLDINGS LIMITED

Index to Annual Report on Form 10-K

Year Ended December 31, 2025

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

In addition to our historical reinsurance business operations, in 2023, our subsidiary SurancePlus Inc. (“SurancePlus”) began developing, offering, and selling a tokenized reinsurance security representing fractionalized interests in reinsurance contracts, with each token representing an interest in participating notes issued by Oxbridge Re NS. These efforts culminated in the development, launch, and issuance of our first tokenized reinsurance security, the DeltaCat Re Token, which we believe is the first “on-chain” reinsurance security of its kind to be developed by a subsidiary of a public company. Following the issuance of the DeltaCat Re Token in 2023, we issued EpsilonCat Re token in 2024, issued ZetaCat Re and EtaCat Re in 2025, launched T42:2027 and T20:2027 tokenized reinsurance securities in 2026, representing high yield and balanced yield tokens, and intend to develop, launch, and issue additional series of tokenized reinsurance securities representing fractional interests in reinsurance contracts in the future. We are also using our tokenization experience and activities as a foundation for developing Web3-focused business offerings and products relating to the tokenization of other real-world assets (RWAs), including RWAs held or being acquired by third parties. Our tokenization business will be conducted through SurancePlus and through other subsidiaries of our 80% owned subsidiary, SurancePlus Holdings Ltd. (“SurancePlus Holdings”), a Cayman Islands exempted company that we have organized to serve as a holding company for subsidiaries that will operate our developing Web3-focused business operations.

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

Organizational Chart

The following diagram illustrates our organizational structure as of December 31, 2025:

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

On March 18, 2024, Oxbridge Re Holdings Limited and its indirect subsidiary SurancePlus, announced the commencement of an offering by SurancePlus of Participation Shares (the “Securities”) represented by digital tokens to be issued under a 3-year Participation Share Investment Contract (the “PSIC”). The Participation Shares are not shares in SurancePlus and shall have no preemptive right or conversion rights. The Participation Shares solely confer contractual rights against SurancePlus as contained in the PSIC. At the offering’s commencement, up to one million (1,000,000) Participation Shares were eligible to be issued, represented by digital tokens labelled “EpsilonCat Re”. In 2025, the SurancePlus bifurcated its offering into a high yield tokens targeting a 42% return and balanced yield token targeting a 20% return, and issued its ZetaCat Re and EtaCat Re tokens, respectively. In February 2026, SurancePlus launched its high yield and balanced yield tokens for the 2026/27 treaty year under the names T42:2027 and T20:2027, and these tokens will be issued using the Solana blockchain network. The quantity of Participation Shares to be issued in subsequent years of 2027, and 2028, shall be disclosed prior to their issuances. At the start of the offerings, all Participation Shares are offered at an initial price of $10.00 per Participation Share.

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

Promissory Note

On February 11, 2026, the Company entered into a Promissory Note (the “Note”) with Real World Digital Assets LLC (the “Lender”), pursuant to which the Company borrowed $1,000,000 in principal amount. The Note has a 6-month maturity, with the outstanding principal and interest due and payable on August 14, 2026, unless repaid earlier. The Note bears interest at a rate of 16% per annum, and should an event of default occur, interest accrues at a rate of 36% per annum, or the maximum rate permitted by applicable law. The Note may be prepaid at any time without premium or penalty. The proceeds of the Note were funded on February 12, 2026 and would be used for working capital and general corporate purposes. The Note constitutes a binding and enforceable obligation of the Company, and the obligations under the Note are secured by a Security Agreement granting the Lender a security interest in substantially all assets of the Company.

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

The bulk of our portfolio of risks are assumed pursuant to traditional reinsurance contracts. However, from time to time we take underwriting risk by purchasing a catastrophe-linked bond, or via a transaction booked as an industry loss warranty (as described below) or an indemnity swap. An indemnity swap is an agreement which provides for the exchange between two parties of different portfolios of catastrophe exposure with similar expected loss characteristics (for example, U.S. earthquake exposure for Asian earthquake exposure).

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

Accordingly, SurancePlus was incorporated to further innovate upon existing capital raising mechanisms of Oxbridge Re NS for collateralizing reinsurance contracts while simultaneously transforming the corresponding investment product into one that is more accessible to United States accredited investors under Rule 506(c) of Regulation D and to international investors under Regulation S. SurancePlus has since applied insights and technology from the Web3 digital ecosystem to create a multi-year series of real-world asset-backed digital securities, called the Cat Re (short for “catastrophe reinsurance”) token series. Ownership of the tokens confer an indirect fractional interest in reinsurance contracts entered by Oxbridge Re NS or Oxbridge Reinsurance Limited. The DeltaCat Re token was the first of the token series, and it was issued in 2023 on the Avalanche blockchain network. The 2024/25 offering of EpsilonCat Re tokens was announced in a Form 8-K filed with the SEC on March 18, 2024, the 2025/26 offerings of ZetaCat Re and EtaCat Re were announced in a Form 8-K filed with the SEC on February 27, 2025. The 2026/27 offerings of T42:2027 and T20:2027 were announced in a Form 8-K filed with the SEC on February 10, 2026 and will be issued on the Solana blockchain network. SurancePlus intends to continue to issue the similar token series over several years.

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

Employees

As of March 26, 2026, we had four employees, all of which were full-time. We believe that our relations with our employees are good. None of our employees are subject to collective bargaining agreements, and we are not aware of any current efforts to implement such agreements. We believe that we will continue to have relatively few employees and intend to outsource some functions to specialist firms in the Cayman Islands and abroad if and when we determine that such functions are necessary. We intend to use the expertise of our Board of Directors and where necessary, external consultants to provide any other service we may require from time to time.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in the section titled “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances may have an adverse effect on our business, cash flows, financial condition and results of operations. In that case, the market price of our securities could decline, and you may lose some or all of your investment. Such risks include, but are not limited to:

●	We will need additional capital in the future in order to grow and operate our business. Such capital may not be available to us or may not be available to us on favorable terms. Furthermore, our raising additional capital could dilute your ownership interest in our company.
●	Our results of operations will fluctuate from period to period and may not be indicative of our long-term prospects.
●	Our tokenization business operations are at an early stage of development and have a limited operating history, and our strategy of developing a Web3-focused tokenization business may not be successful.
●	Developing a Web3.0-focused business around the tokenization of RWAs involves significant risks.
●	Failure to become rated by A.M. Best, or receipt of a negative rating, could significantly and negatively affect our ability to grow.
●	Established competitors with greater resources may make it difficult for us to effectively market our products or offer our products at a profit.
●	If actual renewals of our existing contracts do not meet expectations, our premiums assumed in future years and our future results of operations could be materially adversely affected.
●	Reputation is an important factor in the reinsurance industry, and our lack of an established reputation may make it difficult for us to attract or retain business.
●	If our losses and loss adjustment expenses greatly exceed our loss reserves, our financial condition may be significantly and negatively affected.
●	The property and casualty reinsurance market may be affected by cyclical trends and over-supply.
●	Our property and property catastrophe reinsurance operations will make us vulnerable to losses from catastrophes and may cause our results of operations to vary significantly from period to period.
●	We could face unanticipated losses from war, terrorism, and political unrest, and these or other unanticipated losses could have a material adverse effect on our financial condition and results of operations.
●	We depend on our clients’ evaluations of the risks associated with their insurance underwriting, which may subject us to reinsurance losses.
●	Changing climate conditions may adversely affect our financial condition, profitability or cash flows.
●	Operational risks, including human or systems failures, are inherent in our business.
●	The effect of emerging claim and coverage issues on our business is uncertain
●	We are required to maintain sufficient collateral accounts, which could significantly and negatively affect our ability to implement our business strategy.
●	The inability to obtain business provided from brokers could adversely affect our business strategy and results of operations.

●	The involvement of reinsurance brokers may subject us to their credit risk.
●	U.S. and global economic downturns could harm our business, our liquidity and financial condition and the price of our securities.
●	Our ability to implement our business strategy could be delayed or adversely affected by Cayman Islands employment restrictions.
●	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
●	If we lose or are unable to retain our senior management and other key personnel and are unable to attract qualified personnel, our ability to implement our business strategy could be delayed or hindered, which, in turn, could significantly and negatively affect our business.
●	There are differences under Cayman Islands corporate law and Delaware corporate law with respect to interested party transactions which may benefit certain of our shareholders at the expense of other shareholders.
●	Any suspension or revocation of our reinsurance license would materially impact our ability to do business and implement our business strategy.
●	Our reinsurance subsidiaries are subject to minimum capital and surplus requirements, and our failure to meet these requirements could subject us to regulatory action.
●	As a holding company, we will depend on the ability of our subsidiaries to pay dividends.
●	We may be subject to the risk of possibly becoming an investment company under U.S. federal securities law.
●	Insurance regulations to which we are, or may become, subject, and potential changes thereto, could have a significant and negative effect on our business.
●	We will likely be exposed to credit risk due to the possibility that counterparties may default on their obligations to us.
●	Provisions of our Fourth Amended and Restated Memorandum and Articles of Association (“Articles”) could adversely affect the value of our securities.
●	Provisions of the Companies Law of the Cayman Islands could prevent a merger or takeover of our company.
●	Holders of our securities may have difficulty obtaining or enforcing a judgment against us, and they may face difficulties in protecting their interests because we are incorporated under Cayman Islands law.
●	Provisions of our Articles may reallocate the voting power of our ordinary shares.
●	We do not currently have an effective registration statement registering the issuance of the shares underlying our publicly traded warrants, and therefore you may not be able to exercise the warrants in a cash exercise.
●	We may become subject to taxation in the Cayman Islands which would negatively affect our results.
●	We may be subject to United States federal income taxation.
●	We may be treated as a PFIC, in which case a U.S. holder of our ordinary shares should be subject to disadvantageous rules under U.S. federal income tax laws. We may be treated as a CFC and may be subject to the rules for related person insurance income, and in either case this may subject a U.S. holder of our ordinary shares to disadvantageous rules under U.S. federal income tax laws.
●	United States tax-exempt organizations who own ordinary shares may recognize unrelated business taxable income.
●	Changes in United States tax laws may be retroactive and could subject us, and/or United States persons who own ordinary shares to United States income taxation on our undistributed earnings.
●	We do not intend to resume paying cash dividends in the foreseeable future.
●	Outages, computer viruses and similar events could disrupt our operations.
●	Increased Information Technology (“IT”) security threats and more sophisticated computer crime could pose a risk to our systems, networks, and services.
●	Increased scrutiny by and changing expectations from investors, employees, and other stakeholders regarding our environmental, social, and governance (“ESG”) practices and reporting could cause us to incur additional costs and adversely impact our reputation, tenant and employee acquisition and retention, and access to capital.

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

Our Web3-focused RWA tokenization business is still in the development stage, and our operating history in such business has been limited to the development and issuance of a token for participation in reinsurance contracts underwritten by our Oxbridge Re NS subsidiary. We have not yet announced any revenue-producing activities for tokenization of RWAs that are held by or being acquired by third parties, and we may not be able to successfully complete the development of any products or services relating to tokenization of third-party RWAs. Accordingly, we have only a very limited operating history and limited experience in this business and have not earned any revenues to date in this business (other than limited management fees from the issuance of the tokens in T42 and T20, ZetaCat Re and EtaCat Re, EpsilonCat Re and DeltaCat Re offerings,). If we are not able to develop this business as planned, we may not be able to generate material revenues from our developing tokenization business.

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

Although we currently only employ four individuals, two of whom are members of senior management, our future success may depend to a significant extent on the efforts of our senior management and other key personnel (who have not yet been hired) to implement our business strategy. We believe there are only a limited number of available, qualified executives with substantial experience in our industry. In addition, we will need to add personnel, including underwriters, to implement our business strategy. We could face challenges attracting personnel to the Cayman Islands. Accordingly, the loss of the services of one or more of the members of our senior management or other key personnel (when hired), or our inability to hire and retain other key personnel, could delay or prevent us from fully implementing our business strategy and, consequently, significantly and negatively affect our business.

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

We are a holding company and do not have any significant operations or assets other than our ownership of the shares of our subsidiaries Oxbridge Reinsurance Limited, 80% of Oxbridge Re NS and 80% of SurancePlus. Dividends and other permitted distributions from our subsidiaries will be our primary source of funds to meet ongoing cash requirements, including future debt service payments, if any, and other expenses, and to pay dividends to our shareholders if we choose to do so. Our subsidiaries will be subject to applicable law as well as significant regulatory restrictions limiting their ability to declare and pay dividends. The inability of our subsidiaries to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could have an adverse effect on our operations and our ability to pay dividends to our shareholders if we choose to do so and/or meet our debt service obligations, if any.

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

Risks Relating to our Securities

Provisions of our Fourth Amended and Restated Memorandum and Articles of Association (“Articles”) could adversely affect the value of our securities.

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

The Company regularly evaluates its cybersecurity risk profile and leads the development of strategies to mitigate risks and address cybersecurity issues that may arise in consultation with members of our senior management team. On an as needed basis, the Company engages external advisors and consultants to assess our internal cybersecurity programs and compliance with applicable regulatory requirements and industry standards

We have formal policies and procedures that address cybersecurity incident response and disaster recovery from interference with our critical applications. Our Cybersecurity Incident Response Standard provides a documented framework for responding to cybersecurity incidents in coordination across multiple departments. In the event of such an incident, our Cybersecurity Incident Response Team (“CIRT”), which includes our outsourced cybersecurity consultant, Chief Executive Officer, Chief Financial Officer, and outside legal counsel, would respond to such incident in accordance with our Cybersecurity Incident Response Standard. We currently have no Chief Information Officer and have delegated the relevant services to reputable third party service provider (Black CAT). Any cybersecurity incident that is designated by the CIRT with a “High” severity classification according to the Cybersecurity Incident Response Standard or that otherwise necessitates regulatory disclosure because of its materiality, will be communicated by the CIRT to the Board within specified timeframes. All cybersecurity incidents, will be evaluated by our CIRT to assess the impact of the incident on the Company, considering qualitative and quantitative factors. In conducting this assessment and responding to an incident, the CIRT Team may utilize the services of third-party consultants. Third-party consultants may be engaged to assist with the identification of the source of any cybersecurity incidents, remediation and recovery from such incident, and the refinement of cybersecurity controls to avert similar future cybersecurity threats and incidents.

Cybersecurity user awareness training is mandatory for all new hires and for existing employees on an annual basis to help protect our employees and the Company against cybersecurity threats. Novel cybersecurity threats to the Company that are identified are communicated to all employees by email, as needed, in an effort to promote awareness and protect the Company from cyber attacks.

Management Expertise and Role in Cybersecurity Risk Management

The responsibility for assessing and managing cybersecurity risks is shared among senior management, including the Chief Executive Officer and Chief Financial Officer, in coordination with an outsourced cybersecurity consultant who possesses relevant expertise in cybersecurity risk management.

The Company’s outsourced cybersecurity consultant has over 25 years of experience providing IT and cybersecurity services to a range of enterprise customers. The consultant’s experience includes the design, implementation and maintenance of secure network environments utilizing a multi-layered security approach, including role-based access controls (RBAC), encryption at rest, active threat monitoring and scanning, and perimeter firewall protection with intrusion detection and prevention capabilities.

The consultant has direct experience installing, maintaining and configuring enterprise email systems, including email filtering and security controls, as well as implementing business continuity solutions and edge network security architectures.

The consultant holds a Master of Science degree in Information Technology and is certified as a GIAC (SANS) Certified Forensic Examiner, demonstrating expertise in cybersecurity incident investigation and response. In addition, the consultant holds approximately 15 certifications from Microsoft, including certifications related to SQL Server, Exchange Server and Active Directory environments.

Management leverages the consultant’s experience and expertise in connection with the Company’s ongoing cybersecurity risk assessments, incident response planning, and implementation of cybersecurity controls.

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

Holders of Record and Tax Information

As of March 26, 2026, there were 19 holders of record of our ordinary shares. There are no current applicable Cayman Islands laws, decrees or regulations relating to restrictions on the import or export of capital or exchange controls affecting remittances of dividends, interest and other payments to non-resident holders of our ordinary shares. There are no existing laws or regulations of the Cayman Islands imposing taxes or containing withholding provisions to which United States holders of our ordinary shares are subject. There are no reciprocal tax treaties between the Cayman Islands and the United States.

Dividend Policy

The declaration and payment of dividends will be at the discretion of our Board of Directors and will depend on our results of operations and cash flows, our financial position and capital requirements, general business conditions, rating agency guidelines (if applicable), any legal, tax, regulatory and contractual restrictions on the payment of dividends, and any other factors considered relevant by our Board of Directors. Our ability to pay dividends will also depend on the requirements of any future financing agreements to which we may be a party and the ability of our reinsurance subsidiaries, or other subsidiaries, to pay dividends to us. Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, Oxbridge Reinsurance Limited and Oxbridge Re NS, our reinsurance subsidiaries, are subject to Cayman Islands regulatory constraints that affect their ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for Oxbridge Reinsurance Limited and Oxbridge Re NS is $500. As of December 31, 2025, both subsidiaries exceeded the minimum requirement. By law, Oxbridge Reinsurance Limited and Oxbridge Re NS is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

We paid no dividends in both 2025 and 2024.

Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our Board of Directors may deem relevant. We do not expect to pay any cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by us during the year ended December 31, 2025, other than as previously disclosed in our previously filed Current Reports on Form 8-K filed with the SEC.

Issuer Purchases of Equity Securities

The Company did not repurchase any ordinary shares or warrants in 2025.

ITEM 6 [RESERVED]

Not applicable.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read this discussion in conjunction with our Consolidated Financial Statements and the related notes contained elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

General

The following is a discussion and analysis of our results of operations for the years ended December 31, 2025 and 2024 and our financial condition as of December 31, 2025 and 2024. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its subsidiaries, Oxbridge Reinsurance Limited, Oxbridge Re NS, SurancePlus Holdings Ltd., SurancePlus Inc. and DSN Blockchain Technologies Ltd., unless the context dictates otherwise.

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

In addition to our historical reinsurance business operations, in 2023, our subsidiary SurancePlus Inc. (“SurancePlus”) began developing, offering, and selling a tokenized reinsurance security representing fractionalized interests in reinsurance contracts, with each token representing an interest in participating notes issued by Oxbridge Re NS. These efforts culminated in the development, launch, and issuance of our first tokenized reinsurance security, the DeltaCat Re Token, which we believe is the first “on-chain” reinsurance security of its kind to be developed by a subsidiary of a public company. Following the issuance of the DeltaCat Re Token in 2023, we issued EpsilonCat Re token in 2024, issued ZetaCat Re and EtaCat Re in 2025, launched T42:2027 and T20:2027 tokenized reinsurance securities in 2026, representing high yield and balanced yield tokens, and intend to develop, launch, and issue additional series of tokenized reinsurance securities representing fractional interests in reinsurance contracts in the future. We are also using our tokenization experience and activities as a foundation for developing Web3-focused business offerings and products relating to the tokenization of other real-world assets (RWAs), including RWAs held or being acquired by third parties. Our tokenization business will be conducted through SurancePlus and through other subsidiaries of our 80% owned subsidiary, SurancePlus Holdings Ltd. (“SurancePlus Holdings”), a Cayman Islands exempted company that we have organized to serve as a holding company for subsidiaries that will operate our developing Web3-focused business operations.

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

Recent Developments

Formation of SurancePlus

SurancePlus, an indirect 80% owned subsidiary of the Company, was originally incorporated as a British Virgin Islands Business Company on December 19, 2022 for the purpose of tokenizing reinsurance contracts underwritten by its affiliated licensed reinsurer, Oxbridge Re NS.

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

On March 18, 2024, Oxbridge Re Holdings Limited (the “Company”) and its indirect 80% owned subsidiary SurancePlus Inc. (“SurancePlus”), a British Virgin Islands Business Company, announced the commencement of an offering by SurancePlus of Participation Shares (the “Securities”) represented by digital tokens to be issued under a 3-year Participation Share Investment Contract (the “PSIC”). The Participation Shares are not shares in SurancePlus and shall have no preemptive right or conversion rights. The Participation Shares solely confered contractual rights against SurancePlus as contained in the PSIC. The quantity of Participation Shares to be issued in subsequent years of 2025, and 2026, shall be disclosed prior to their issuances. At the start of the offering, the Participation Shares were offered at an initial price of $10.00 per Participation Share.

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

On July 12, 2024, SurancePlus completed the Private Placement. The aggregate amount raised in the Private Placement was $2,878,048 Participation Shares (the “Securities”) represented by digital tokens issued under a 3-year Participation Share Investment Contract (for the issuance of 287,808 of the Participation Shares represented by the digital tokens, of which approximately $1,469,000 was received from third-party investors and approximately $1,409,000 was received from Oxbridge Re Holdings Limited.

On July 31, 2025, SurancePlus completed its private placement (the “Private Placement”) of Participation Shares (the “Securities”) represented by digital tokens issued under a 3-year Participation Share Investment Contract (the “PSIC”). On July 31, 2025, SurancePlus entered into subscription agreements with investors in the Private Placement with respect to 361,191 of the Participation Shares represented by the digital tokens, ZetaCat Re (156,191 tokens) and EtaCat Re (205,000 tokens) at a purchase price of $10.00 per Participation Share for aggregate gross proceeds of $3,611,910. The tokens were issued on the Avalanche blockchain. Ownership of the ZetaCatRe and EtaCatRe tokenized Participation Shares indirectly conferred fractionalized interests in reinsurance contracts underwritten by Oxbridge Re’s reinsurance subsidiary, Oxbridge Re NS, for the 2025-2026 treaty year. The Participation Shares are not shares in SurancePlus and have no preemptive right or conversion rights. The Participation Shares solely conferred contractual rights against SurancePlus as contained in the PSIC.

Oxbridge Acquisition Corp.

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

For the year ended December 31, 2025, we have sold 287,915 ordinary shares under the ATM program for gross proceeds of $900,531 at an average price of $3.13 per share. After deducting commissions related to the ATM offering of $27,016, the net proceeds we received from the transactions were $873,515. The proceeds from the ATM sales are being used for general corporate purposes.

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

The Investor purchased approximately $3.0 million in the Offering, consisting of an aggregate of 705,884 ordinary shares, an aggregate of 1,411,768 warrants consisting of Series A Warrants to purchase up to an aggregate of 529,413 ordinary shares (the “Series A Warrants”) and Series B Warrants to purchase up to an aggregate of 882,355 ordinary shares (the “Series B Warrants”) (collectively, the “Warrants”). The combined effective Offering price for each ordinary share and the accompanying Warrants was $4.25. The Series A Warrants were exercisable as of February 24, 2025 with an expiration date of February 24, 2027 and have an exercise price of $4.25 per share. The Series B Warrants were exercisable as of May 8, 2025 with an expiration date of May 8, 2030 and have an exercise price of $4.25 per share.

The net proceeds to the Company from the Offering, after deducting the fees of Maxim Group LLC (the “Placement Agent”) and the Company’s estimated offering expenses, were approximately $2.7 million.

The ordinary shares were offered and sold pursuant to the Company’s Registration Statement on Form S-3 (Registration No. 333-262590) previously filed with the Securities and Exchange Commission (the “SEC”) and declared effective, the base prospectus included therein and the related prospectus supplement. The Warrants were issued in a private placement and were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) thereof as a transaction not involving a public offering and/or Rule 506 of Regulation D promulgated thereunder.

The Company paid the Placement Agent a cash fee of 6.0% of the gross proceeds from the Offering and reimbursed the Placement Agent for its expenses, including the reimbursement of legal fees up to an aggregate of $45,000.

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

Investment Income

Income from our investments is primarily comprised of net realized and unrealized gains (losses), interest income and dividends on investment securities. Such income is primarily from the Company’s investments, which includes other investments in Jet.AI and investments held in trust accounts that collateralize the reinsurance policies that we write. The investment parameters for trust accounts are generally be established by the cedant for the relevant policy.

Incentive, Technology, Origination and Management Fee Income

During the year ended December 31, 2025, the Company’s subsidiary, SurancePlus,  effectively entered into subscription agreements for the sale of ZetaCat Re and EtaCat Re Participation Shares representing fractionalized interest in reinsurance contracts underwritten by Oxbridge Re NS. The ZetaCat Re and EtaCat Re Tokens were issued on the Avalanche blockchain.

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

RESULTS OF OPERATIONS

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2025	2024

Revenue
Assumed premiums	$2,275	2,379
Change in unearned premiums reserve	12	(76)

Net premiums earned	2,287	2,303
SurancePlus fee income	1	312
Realized gain on other investments	35	-
Net investment and other income	314	248
Interest and gain on redemption of Series A-1 preferred shares	-	47
Interest and gain on redemption of loan receivable	-	41
Unrealized loss on other investments	(20)	(2,145)
Change in fair value of equity securities	(40)	(260)

Total revenue	$2,577	546

Expenses
Losses and loss adjustment expenses	2,742	-
Policy acquisition costs and underwriting expenses	252	254
General and administrative expenses	3,046	1,917

Total expenses	$6,040	2,171

Loss before (income) loss attributable to tokenholders and non-controlling interests	$(3,463)	(1,625)

Loss (income) attributable to tokenholders	1,386	(962)
Loss before income attributable to non-controlling interests	(2,077)	(2,587)

Income attributable to non-controlling interests	(2)	(139)

Net loss attributable to ordinary shareholders	$(2,079)	(2,726)

Loss per share attributable to ordinary shareholders
Basic and Diluted	(0.28)	(0.45)

Weighted-average shares outstanding
Basic and Diluted	7,389,822	6,099,051

Performance ratios to net premiums earned:
Loss ratio	119.9%	0.0%
Acquisition ratio	11.0%	11.0%
Expense ratio	144.2%	94.3%
Combined ratio	264.1%	94.3%

Comparison of the Year Ended December 31, 2025 to Year Ended December 31, 2024

General. Net loss for the year ended December 31, 2025 was $2.08 million or $0.28 basic and diluted loss per share compared to a net loss of $2.72 million or $0.45 basic and diluted loss per share for the year ended December 31, 2024. The change is primarily due to the higher overall revenues driven by significant decrease in unrealized loss on other investments, partially offset higher expenses and higher underwriting losses borne by tokenholders during the year ended December 31, 2025, when compared with the prior period.

Premium Income. Net premiums earned typically reflects the pro-rata inclusion into income of premiums assumed over the life of the reinsurance contracts.

Net premiums earned for the years ended December 31, 2025 and 2024 was $2.3 million.

Losses Incurred. During the year ending December 31, 2025, two of our reinsurance contracts experienced adverse loss development stemming from Hurricane Milton, and we recognized a full limit loss of $2.3 million on one contract, and a partial loss of $442,000 on the second contract. There were no losses incurred during the year ended December 31, 2024. The net impact of the Hurricane Milton’s loss on the Company’s equity, after accounting for the portion of losses borne by external tokenholders’, is $1.43 million.

Policy Acquisition Costs and Underwriting Expenses. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs and underwriting expenses for the year ended December 31, 2025 decreased to $252,000 from $254,000 for the year ended December 31, 2024. The decreases are primarily due to the rates on contracts in force during the year ended December 31, 2025, when compared to prior year.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2025 increased to $3.05 million from $1.92 million for the year ended December 31, 2024. The increase in 2025 is due to increased professional costs relating to investor relations, our web3 subsidiary tokenization costs, S-3 related costs, increased human resources and personnel costs and legal expenditures.

MEASUREMENT OF RESULTS

We use various measures to analyze the growth and profitability of business operations. For our reinsurance business, we measure growth in terms of premiums assumed and we measure underwriting profitability by examining our loss, underwriting expense and combined ratios. We analyze and measure profitability in terms of net income and return on average equity.

Premiums Assumed. We use gross premiums assumed to measure our sales of reinsurance products. Gross premiums assumed also correlates to our ability to generate net premiums earned. Premiums assumed decreased by $104,000 from $2.37 million to $2.27 million for the year ended December 31, 2025.

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio increased to 119.9% for the year ended December 31, 2025, from 0% for the year ended December 31, 2024. This was due to the losses recognized on our reinsurance contracts affected by Hurricane Milton.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business. The acquisition cost ratio remained unchanged during the year ended December 31, 2025 from 11.0% in the prior year.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs and general and administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. The expense ratio increased from 94.3% for the year ended December 31, 2024 to 144.2 % for the year ended December 31, 2025. The increases are primarily due to increased professional costs relating to investor relations and our web3 subsidiary marketing and operations, renewed S-3 related costs, increased human resources and personnel costs and legal expenditures during the year ended December 31, 2025, when compared with the prior year.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. The combined ratio increased from 94.3% for the year ended December 31, 2024 to 264.1 % for the year ended December 31, 2025. The increase is due to the  higher general and administrative expenses and the losses incurred during year ended December 31, 2025, when compared with the prior year.

FINANCIAL CONDITION – DECEMBER 31, 2025 COMPARED TO DECEMBER 31, 2024

Restricted Cash and Cash Equivalents. As of December 31, 2025, our cash and restricted cash increased by $1.08 million to $6.98 million from $5.89 million as of December 31, 2024. The increase is primarily due to new collateral deposits for treaty year ending May 31, 2026, more than offsetting funds being released from the underlying trusts for loss payments during 2025 relating to Hurricane Milton.

Investments. As of December 31, 2025, our equity securities decreased by $113,000 to $0, from $113,000 as of December 31, 2024. The decrease is primarily a result of the sale of two of the equity securities during the year ended December 31, 2025.

Notes Payable to Noteholders. As of December 31, 2025 our notes payable remained stable at $118,000.

Mezannine Equity – EpsilonCat Re / DeltaCat Re / ZetaCat Re and EtaCat Re Tokenholders. As of December 31, 2025, amounts due to CatRe tokenholders decreased by $1.2 million, to $518,000 from $1.73 million at December 31, 2024. The decrease is due to the tokenholders share in the limit loss experienced during 2025 on our reinsurance contracts affected by Hurricane Milton.

Unearned Premiums Reserve. As of December 31, 2025, our unearned premiums reserve decreased by $65,000, to $926,000 from $991,000 at December 31, 2024. The decrease is due to net recognition of reinsurance premium on contracts in force during the year ended December 31, 2025.

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

As of December 31, 2025, we believe we had sufficient cash flows from operations to meet our liquidity requirements. We expect that our operational needs for liquidity will be met by cash, investment income, proceeds of $1,000,000 from the promissory note and funds generated from underwriting and tokenization activities. The promissory note has a 6-month maturity, with the outstanding principal and 16% (annualized) interest due and payable on August 14, 2026, unless repaid earlier. The proceeds from note are being used for working capital and general corporate purposes. We intend to pay the promissory note in June 2026 after the expected release of approximately $5 million of our collateral cash held in trust account in June 2026, following the end of a successful 2025/26 treaty period.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, its subsidiaries Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for each subsidiary is $500. As of December 31, 2025, each subsidiary exceeded the minimum required. By law, each subsidiary is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing, and financing activities for the years ended December 31, 2025 and 2024 are summarized below.

Cash Flows for the Year ended December 31, 2025 (in thousands)

Net cash used in operating activities for the year ended December 31, 2025 totaled $1,348 which consisted primarily of cash received on net written premiums less cash disbursed for operating expenses. Net cash provided by investing activities was $120 which is consisted of proceeds from sale of equity securities and the purchase of an office vehicle. Net cash provided by financing activities was $2,311 which consisted of net proceeds from issuance of ordinary shares through the Company’s ATM facility and the registered direct offering completed during the period.

Cash Flows for the Year ended December 31, 2024 (in thousands)

Net cash used in operating activities for the year ended December 31, 2024 totaled $(284) which consisted primarily of cash received on net written premiums less cash disbursed for operating expenses. Net cash provided by investing activities of $780 which is due proceeds from sale of equity securities, as well as proceeds from redemption of investment in note receivable and Series A-1 Preferred Stock from Jet.AI. Net cash provided by financing activities was $1,652 which consisted of net proceeds from EpsilonCat Re and proceeds from the issuance of ordinary shares through the Company’s ATM facility.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2025, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

As at December 31, 2025 we had reserves for loss and loss adjustment expenses of $91,000 due to the adverse development of Hurricane Milton on our reinsurance contracts. See Note 7 to the consolidated financial statements.

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

Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months and the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

None of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule-10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, during the fiscal quarter ended December 31, 2025.

ITEM 9C DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Other than the information regarding our code of ethics and information about our executive officers and directors set forth below, the information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after December 31, 2025.

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

Insider Trading Policy

We have adopted an Insider Trading Policy that governs the purchase, sale, and/or other dispositions of our securities by directors, officers, employees, consultants and the Company that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NASDAQ listing standards. A copy of our Policy Statement on Insider Trading is included as Exhibit 19.1 to this report.

Information About Our Executive Officers and Directors

Our executive officers as of March 26, 2026, along with their positions and offices held with the Company are as follows:

Name	Age	Position
Jay Madhu	59 yrs	Chief Executive Officer, President, Chairman of the Board and Director
Wrendon Timothy	45 yrs	Chief Financial Officer, Secretary and Director

In addition to Mr. Madhu and Mr. Timothy, our directors as of March 26, 2026, and their principal occupations or current employment are as follows:

Name	Age	Position
Dwight Merren	60 yrs	AVP, Private Banking at Butterfield Bank (Cayman) Limited
Arun Gowda	60 yrs	Managing Partner of Broadpeak Ventures
Lesley Thompson	54 yrs	Managing Director of Willis Towers Watson Management (Cayman) Ltd.

ITEM 11 EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2026 Annual Meeting of Shareholders or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after December 31, 2025.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2026 Annual Meeting of Shareholders or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after December 31, 2025.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2026 Annual Meeting of Shareholders or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after December 31, 2025.

ITEM 14 PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the definitive proxy statement for our 2026 Annual Meeting of Shareholders or an amendment to this Form 10-K to be filed with the SEC not later than 120 days after December 31, 2025.

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of the Report

The Consolidated Financial Statements, other financial information and report of independent registered public accounting firm have been filed as part of this Annual Report on Form 10-K as indicated in the Index to Consolidated Financial Statements and Financial Statement Schedules appearing on page 47 of this Annual Report on Form 10-K.

(b) Exhibits

Reference is made to the separate exhibit index contained on page 48 filed herewith.

ITEM 16 FORM 10-K SUMMARY

None.

Oxbridge Re Holdings Limited

Index to Exhibits

Exhibit	Title

3.1	Fourth Amended and Restated Memorandum and Articles of Association of Oxbridge Re Holdings Limited, as amended through August 28 2025 (incorporated by reference to Exhibit 3.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed September 4, 2025) (Commission File No. 1-36346).

4.1	Warrant Agreement, dated March 26, 2014, between Oxbridge Re Holdings Limited and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed May 28, 2014) (Commission File No. 1-36346).

4.2	Amendment #1 to Warrant Agreement between Oxbridge Re Holdings Limited and Broadridge Corporate Issuer Solutions, Inc. (incorporated by reference to Exhibit 4.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed on November 19, 2018) (Commission File No. 1-36346).

4.3	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended.

4.4	Amendment #2 to Warrant Agreement between Oxbridge Re Holdings Limited and Broadridge Corporate Issuer Solutions, LLC (incorporated by reference to Exhibit 4.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed on February 2, 2024) (Commission File No. 1-36346).

4.5	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed on February 26, 2025) (Commission File No. 1-36346).

4.6	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed on February 26, 2025) (Commission File No. 1-36346).

10.1*	Oxbridge Re Holdings Limited 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed December 24, 2014) (Commission File No. 1-36346).

10.2*	Form of Oxbridge Re Holdings Limited 2014 Omnibus Incentive Plan Restricted Share Award (incorporated by reference to Exhibit 10.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed January 28, 2015) (Commission File No. 1-36346).

10.3*	Form of Oxbridge Re Holdings Limited 2014 Omnibus Incentive Plan Share Option Award Agreement (incorporated by reference to Exhibit 10.2 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed January 28, 2015) (Commission File No. 1-36346).

10.4*	Oxbridge Re Holdings 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed January 13, 2023) (Commission File No.1-36346).

10.5*	Form of Restricted Stock Agreement under the Oxbridge Re Holdings Limited 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed January 13, 2023) (Commission File No.1-36346).

10.6	Oxbridge Re Holdings Limited Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed January 13, 2023) (Commission File No.1-36346).

10.7	Equity Distribution Agreement, dated July 9, 2025, between Oxbridge Re Holdings Limited and Maxim Group LLC (incorporated by reference to Exhibit 1.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed July 10, 2025) (Commission File No.1-36346).

10.8	SurancePlus Holdings Ltd. 2024 Equity Incentive Plan, dated March 25, 2024 (incorporated by reference to Exhibit 10.5 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed on March 27, 2024) (Commission File No. 1-36346).

10.9	Form of Restricted Share Award Agreement of SurancePlus Holdings Ltd. (incorporated by reference to Exhibit 10.6 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed on March 27, 2024) (Commission File No. 1-36346).

10.10	Form of Option Award Agreement of SurancePlus Holdings Ltd. (incorporated by reference to Exhibit 10.7 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed on March 27, 2024) (Commission File No. 1-36346).

10.11	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed on February 26, 2025) (Commission File No. 1-36346).

10.12	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.2 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed on February 26, 2025) (Commission File No. 1-36346).

10.13*	Oxbridge Re Holdings 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed September 4, 2025) (Commission File No.1-36346).

10.14*

Form of Restricted Share Unit Agreement under the Oxbridge Re Holdings Limited 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed September 4, 2025) (Commission File No.1-36346).

10.15*

Amended and Restated Employment Agreement, dated August 28, 2025 with Jay Madhu (incorporated by reference to Exhibit 10.2 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed September 4, 2025) (Commission File No.1-36346).

10.16*

Amended and Restated Employment Agreement, dated August 28, 2025 with Wrendom Timothy (incorporated by reference to Exhibit 10.3 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed September 4, 2025) (Commission File No.1-36346).

10.17*

Corporate Action, Change of Control, and Performance Agreement, dated August 28, 2025, with Sanjay Madhu (incorporated by reference to Exhibit 10.5 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed September 4, 2025) (Commission File No.1-36346).

10.18*

Corporate Action, Change of Control, and Performance Agreement, dated August 28, 2025, with Wrendon Timothy (incorporated by reference to Exhibit 10.6 to Oxbridge Re Holdings Limited’s Current Report on Form 8-K filed September 4, 2025) (Commission File No.1-36346).

19.1#	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Oxbridge Re Holdings Limited’s Form 10-K filed March 26,2025) (Commission File No.1-36346).

21.1	List of Subsidiaries of Oxbridge Re Holdings Limited.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to Oxbridge Re Holdings Limited’s Form 10-K filed March 26, 2024) (Commission File No.1-36346).

101	The following materials from Oxbridge Re Holdings Limited’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Shareholders’ Equity and (v) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

By	/s/ JAY MADHU
Jay Madhu
Chief Executive Officer and President (Principal Executive Officer)

Date:	March 30, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of March 30, 2026 by the following persons on behalf of the registrant and in the capacities indicated:

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

To the Shareholders and the Board of Directors

Oxbridge Re Holdings Limited

Grand Cayman, Cayman Islands:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Oxbridge Re Holdings Limited and Subsidiaries (the “Company”), as of December 31, 2025 and 2024 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended and the related notes and the consolidated financial statement schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Reserve for Loss and Loss Adjustment Expenses

At December 31, 2025, the Company had no reserve for loss and loss adjustment expenses. As described in Notes 2 and 7 of the consolidated financial statements, reserve for loss and loss adjustment expense is determined based on the claims reported by the Company’s ceding insurers and for losses incurred but not reported (“IBNR”). Inherent in the estimate of ultimate loss and loss adjustment expenses for the property and casualty, including catastrophe events, are the uncertainties of future expected trends in claim severity and frequency which may vary significantly as claims are settled. The uncertainties are primarily due to the preliminary nature of the information, the lapse of time to receive the reporting of the claims and the ultimate settlement of the claims, the diversity of development patterns among different types of reinsurance treaties, and the reliance on the cedents and brokers for information regarding claims. In particular, the estimate of ultimate loss and loss adjustment expenses is sensitive to significant assumptions including the initial expected loss ratio, paid and incurred loss development factors, the selection and weighting of the principal actuarial methods applied to project the ultimate losses, and the estimate of the ultimate loss for a catastrophe event.

Auditing management’s estimate of reserve for loss and loss adjustment expenses is complex and involves a high degree of subjectivity in evaluating management’s methods and assumptions used in determining the loss and loss adjustment expenses which includes the valuation of the IBNR reserves.

Addressing the matter involved performing audit procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included obtaining an understanding of, and testing over, the Company’s estimation process. Our audit procedures also included, among others, agreeing the key contract terms to the terms used in the reserve calculation (including coverage basis and years of coverage) and agreeing outstanding loss reserves and paid losses to original source documentation.

HACKER, JOHNSON & SMITH PA

We have served as the Company’s auditor since 2013.

Tampa, Florida

March 26, 2026

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At December 31,
	2025	2024

Assets
Investments:
Equity securities, at fair value (cost: $0 and $1,532)	$-	113
Cash and cash equivalents	268	2,135
Restricted cash and cash equivalents	6,708	3,758
Premiums receivable	766	1,059
Other investments	-	48
Deferred policy acquisition costs	102	109
Operating lease right-of-use assets	43	148
Prepayment and other assets	150	94
Property and equipment, net	16	1
Total assets	$8,053	7,465

Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	91	-
Notes payable to noteholders	118	118
Unearned premiums reserve	926	991
Losses Payable	73	-
Operating lease liabilities	43	148
Accounts payable and other liabilities	309	366
Total liabilities	1,560	1,623

Mezzanine Equity
Due to EpsilonCat Re / DeltaCat Re / EtaCat Re / ZetaCat Re Tokenholders	518	1,732

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 500,000,000 shares authorized; 7,664,122 and 6,379,002 shares issued and outstanding)	6	6
Additional paid-in capital	38,047	34,105
Accumulated Deficit	(32,137)	(30,163)
Total Oxbridge shareholders’ equity	5,916	3,948
Non-controlling interests	59	162
Total shareholders’ equity	5,975	4,110
Total liabilities, mezzanine and shareholders’ equity	$8,053	7,465

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Operations

(expressed in thousands of U.S. Dollars, except per share amounts)

	Years Ended December 31,
	2025	2024

Revenue
Assumed premiums	$2,275	2,379
Change in unearned premiums reserve	12	(76)

Net premiums earned	2,287	2,303
SurancePlus fee income	1	312
Realized gain on other investments	35	-
Net investment and other income	314	248
Interest and gain on redemption of Series A-1 preferred shares	-	47
Interest and gain on redemption of loan receivable	-	41
Unrealized loss on other investments	(20)	(2,145)
Change in fair value of equity securities	(40)	(260)

Total revenue	$2,577	546

Expenses
Losses and loss adjustment expenses	2,742	-
Policy acquisition costs and underwriting expenses	252	254
General and administrative expenses	3,046	1,917

Total expenses	$6,040	2,171

Loss before loss (income) attributable to tokenholders and non-controlling interests	$(3,463)	(1,625)

Loss (income) attributable to tokenholders	1,386	(962)
Loss before income attributable to non-controlling interests	(2,077)	(2,587)

Income attributable to non-controlling interests	(2)	(139)

Net loss attributable to ordinary shareholders	$(2,079)	(2,726)

Loss per share attributable to ordinary shareholders
Basic and Diluted	(0.28)	(0.45)

Weighted-average shares outstanding
Basic and Diluted	7,389,822	6,099,051

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(expressed in thousands of U.S. Dollars)

	Years ended December 31
	2025	2024
Operating activities
Net loss attributable to ordinary shareholders	$(2,079)	(2,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	418	234
Depreciation and amortization	1	3
Realized gain on other investments	(35)	-
Interest and gain on redemption of Series A-1 Preferred Shares	-	(47)
Interest and gain on redemption of loan receivable	-	(41)
SurancePlus fee income	(1)	(312)
Change in fair value of equity securities	40	260
Change in fair value of other investments	20	2,145
Income attributable to non-controlling interests	2	139

Change in operating assets and liabilities:
Operating right-of-use asset	105	-
Operating lease liability	(105)	-
Premiums receivable	293	(82)
Due from related parties	-	63
Deferred policy acquisition costs	7	(8)
Prepayment and other assets	(56)	2
Losses payable	73	-
Reserve for loss and loss adjustment expenses	91	-
Unearned premiums reserve	(65)	76
Accounts payable and other liabilities	(57)	10
Net cash used in operating activities	$(1,348)	(284)

Investing activities
Proceeds of loan receivable	-	141
Proceeds on redemption of Series A-1 preferred stock	-	332
Proceeds from sale of equity securities	73	307
Proceeds from sale of other investments	63	-
Purchase of property and equipment	(16)	-

Net cash provided by investing activities	$120	780

Financing activities
Net proceeds from issuance of ordinary shares	3,525	1,131
Tokenholders	(1,214)	(948)
Net proceeds from the issuance of tokens	-	1,469

Net cash provided by financing activities	$2,311	1,652

(continued)

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows, continued

(expressed in thousands of U.S. Dollars)

	Years ended December 31
	2025	2024

Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the year	$1,083	2,148
Balance at beginning of year	$5,893	3,745

Balance at end of year	$6,976	5,893

Non-cash investing activities
Reclassification of contributed non-controlling interest	$105	23
Right-of-use lease asset obtained in exchange for operating lease liabilities	$-	148

See accompanying Notes to Consolidated Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

Years ended December 31, 2025 and 2024

(expressed in thousands of U.S. Dollars, except per share amounts)

	Ordinary Share Capital		Additional Paid-in	Accumulated	Non-Controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at December 31, 2023	5,870,234	6	32,740	(27,414)	-	5,332
Net loss for the year	-	-	-	(2,726)	-	(2,726)
Reclassification for contributed non controlling interests	-	-	-	(23)	23	-
Income attributable to non-controlling interests	-	-	-	-	139	139
Issuance of restricted stock, net	136,427	-		-	-	-
Issuance of ordinary shares	372,341	-	1,131	-	-	1,131
Share-based compensation	-	-	234	-	-	234
Balance at December 31, 2024	6,379,002	6	34,105	(30,163)	162	4,110

Balance at December 31, 2024	6,379,002	6	34,105	(30,163)	162	4,110

Net loss attributable to ordinary shareholders	-	-	-	(2,079)	-	(2,079)
Income attributable to non-controlling interests	-	-	-	-	2	2
Reclassification for contributed non-controlling interest	-	-	-	105	(105)	-
Issuance of shares upon exercise of options	177,159	-	-	-	-	-
Issuance of restricted stock, net	114,162	-	-	-	-	-
Share-based compensation	-	-	418	-	-	418
Issuance of ordinary shares, net of issuance cost	993,799	-	3,524	-	-	3,524
Balance at December 31, 2025	7,664,122	6	38,047	(32,137)	59	5,975

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

Investments: The Company from time to time invests in fixed-maturity securities and equity securities, and for which its fixed-maturity securities are classified as available-for-sale. The Company’s available for sale fixed-maturity investments are carried at fair value with changes in fair value included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. For the Company’s investment in equity securities, and for the Company’s investment in Jet.AI. classified as “other investments”, the changes in fair value are recorded within the consolidated statements of operations. At December 31, 2025 and 2024, the Company did not own any fixed maturity debt securities.

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

Non-controlling interests: Non-controlling interests represent the portion of net assets and net income of consolidated subsidiaries that are not attributable to the Company. The Company recognizes non-controlling interests as a separate component of equity in the consolidated balance sheets and separately presents the portion of net income attributable to non-controlling interests in the consolidated statements of operations. Changes in the Company’s ownership interests in its subsidiaries that do not result in loss of control are accounted for as equity transactions. The Company evaluates all transactions with non-controlling interest holders based on Accounting Standards Codification 810 guidance and records any gains or losses directly to equity.

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

Property and equipment: Property and equipment are recorded at cost when acquired. Property and equipment are comprised of motor vehicles, furniture and fixtures, computer equipment and leasehold improvements and are depreciated, using the straight-line method, over their estimated useful lives, which are five years for furniture and fixtures and computer equipment and four years for motor vehicles. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or remaining lease term. The Company periodically reviews property and equipment that have finite lives, and that are not held for sale, for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows. For the years ended December 31, 2025 and 2024, there were no impairments in property and equipment.

Reserves for losses and loss adjustment expenses: The Company determines its reserves for losses and loss adjustment expenses, if any, on the basis of the claims reported by the Company’s ceding insurers and for losses incurred but not reported (“IBNR”). Management uses the assistance of an independent actuary to determine IBNR. The reserves for losses and loss adjustment expenses represent management’s best estimate of the ultimate settlement costs of all losses and loss adjustment expenses. Management believes that the amounts are adequate; however, the inherent impossibility of predicting future events with precision, results in uncertainty as to the amount which will ultimately be required for the settlement of losses and loss expenses, and the differences could be material. Adjustments are reflected in the consolidated statements of operations in the period in which they are determined.

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

Ceded premiums are written during the period in which the risk incept and are expensed over the contract period in proportion to the period of protection. Unearned premiums ceded consist of the unexpired portion of the reinsurance obtained. There were no unearned premiums ceded at December 31, 2025 and 2024.

SurancePlus Fee Income: SurancePlus incentive, technology, origination and management (“ITOM”) fee income represents fee income related to the completion of the tokenized reinsurance securities offerings as well as placement of the underlying insurance policies. The Company recognizes the associated revenue at the time of the placement of the underlying insurance policies as the performance obligation is satisfied at that time.

Uncertain income tax positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at December 31, 2025.

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

Adoption of New Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Except as noted below, there were no significant ASUs adopted during the year ended December 31, 2025.

Future Adoption of New Accounting Pronouncements

In November 2025, the FASB issued new guidance on financial instrument credit losses (ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans). Under current GAAP, an allowance for credit losses for assets purchased with credit deterioration is established by grossing up the amortized cost basis of the asset, while the allowance for all other loans is recognized separately as an expense. The ASU expands the population of purchased financial instruments subject to the gross-up approach for determining the allowance for credit losses to include all purchased loans that meet certain criteria. The ASU is effective for annual and interim periods starting with fiscal year 2027. This ASU is required to be adopted prospectively for all loans acquired on or after the effective date. The Company is currently evaluating the impact of this guidance on its financial statements.

In November 2024, the FASB issued new guidance on income statement expense disclosures (ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses). This ASU requires public companies to disclose additional disaggregated information about expenses in the notes to financial statements at each interim and annual reporting period. This ASU is effective for fiscal years starting January 1, 2027, and for interim periods starting January 1, 2028. This ASU is required to be adopted prospectively with the option of retrospective application. The Company is currently evaluating the impact of this guidance on its financial statements.

FASB ASU 2025-03, “Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity”. This amendment determining the Accounting Acquirer in a Business Combination Involving a Variable Interest Entity. This update clarifies how to identify the accounting acquirer when a business combination involves a variable interest entity. The standard is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The amendment must be applied prospectively for business combinations occurring on or after the adoption date. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

FASB ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Capitalization and Disclosure Improvements”. This amendment provides updated guidance on the capitalization of costs related to internal-use software and expands the required disclosures. The objective is to clarify when capitalization is appropriate and to enhance the transparency of financial reporting related to internal-use software development. The amendments in this update are effective for fiscal years beginning after a date to be specified by the FASB (issued in September 2025). Adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

The Company identifies operating segments as components of the Company for which discrete financial information is available and is regularly reviewed by the chief operating decision maker, or decision-making group, in making decisions regarding resource allocation and performance assessment. The chief operating decision maker is the Chief Executive Officer. The Company determined that as of and through December 31, 2025 the Company operates in a single operating and reportable segment, property and casualty insurance, as the chief operating decision maker reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue, for purposes of making operating decisions, allocating resources, and assessing performance.

Reclassifications: Any reclassifications of prior period amounts have been made to conform to the current period presentation.

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At December 31,
	2025	2024
	(in thousands)
Cash held on deposit	$268	$2,135
Restricted cash held in trust	6,708	3,758
Total	$6,976	$5,893

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

4. INVESTMENTS

Proceeds received, and the gross realized gains and losses from sale of equity securities, for the year ended December 31, 2025 and 2024 are as follows:

	Gross proceeds from sales	Gross Realized Gains	Gross Realized Losses
	($ in thousands)

Year ended December 31, 2025
Equity securities	$73

Year ended December 31, 2024
Equity securities	$307	$-	$-

Other Investments

The Company’s investment in Jet.AI stock was sold during the year ended December 31, 2025 for a consideration of $63,000.

Other investments as of December 31, 2025 and December 31, 2024 consist of the following (in thousands):

	At December 31,
	2025	2024
Jet.AI. common stock	$-	$48

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

4. INVESTMENTS (continued)

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of December 31, 2025 and 2024:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2025	($ in thousands)
Financial Assets:
Cash and cash equivalents	$268	$-	$-	$268

Restricted cash and cash equivalents	$6,708	$-	$-	$6,708

Total	$6,976	$-	$-	$6,976

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2024	($ in thousands)
Financial Assets:
Cash and cash equivalents	$2,135	$-	$-	$2,135

Restricted cash and cash equivalents	$3,758	$-	$-	$3,758

Other investments	$48	$-	$-	$48

Equity securities	$113	$-	$-	$113

Total	$6,054	$-	$-	$6,054

Assets Measured at Estimated Fair Value on a Recurring Basis

There were no transfers between Levels 1, 2 or 3 during the years ended December 31, 2025 and 2024.

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for the other investments classified as Level 3:

	For Years ended
	December 31,
	2025	2024
	($ in thousands)
Fair value of Level 3 other investments at beginning of year	$-	$285
Redemption of Series A-1 Convertible Preferred investment	-	(285)
Fair value of Level 3 other investment at end of year	$-	$-

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

6. VARIABLE INTEREST ENTITIES (continued)

Notes Payable to Series 2020-1 noteholders

On June 1, 2020, Oxbridge Re NS entered into a retrocession agreement with Oxbridge Reinsurance Ltd and issued $216,000 of participating notes to provide quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. These participating notes were designated as Series 2020-1 and matured on June 1, 2023.

During the year ended December 31, 2023, participating notes totaling $98,000 were redeemed, resulting in an outstanding balance of $118,000 as of December 31, 2025 and 2024. The cedant under the related reinsurance treaty subsequently declared bankruptcy, and the associated collateral remains restricted within the trust account. The remaining participating note liabilities will be settled if and once the collateral funds (or a portion therefore) held in trust become available.

The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for years ended December 31, 2025 and 2024 was $0.

SurancePlus Inc.

SurancePlus Inc. (“SurancePlus”), an indirect 80% owned subsidiary of Oxbridge Re Holdings Limited, was incorporated as a British Virgin Islands Business Company on December 19, 2022 for the purposes of tokenizing reinsurance contracts underwritten by its affiliated licensed reinsurer, Oxbridge Re NS.

On March 27, 2023, the Company and SurancePlus, issued a press release announcing the commencement of an offering by SurancePlus of DeltaCat Re tokenized reinsurance securities (the “DeltaCat Tokens”), which represent Series DeltaCat Preferred Shares of SurancePlus (“Preferred Shares”, and together with the Tokens, the “DeltaCat Securities”). Each digital security or token, which will have a purchase price of $10.00 per Token, will represent one Preferred Share of SurancePlus. On September 11, 2023, the DeltaCat Re tokens were reclassified as tokenized interests carrying rights equivalent to the DeltaCat Re Preferred Shares in accordance with the provisions of British Virgin Islands law.

The proceeds from the offer and sale of the DeltaCat Securities will be used by SurancePlus to purchase one or more participating notes of Oxbridge Re NS, and the proceeds from the sale of participating notes will be invested in collateralized reinsurance contracts to be underwritten by Oxbridge Re NS. The holders of the digital Securities will generally be entitled to proceeds from the payment of participating notes in the amount of a preferred return of 20% plus an additional 80% of any proceeds in excess of the amount necessary to pay the preferred return. Assuming no casualty losses to properties reinsured by Oxbridge Re’s reinsurance subsidiaries, DeltaCat Re token investors are expected to receive an annual return on the original purchase price of 42%.

On June 27, 2023, SurancePlus Inc. completed its private placement (the “DeltaCat Private Placement”) of the DeltaCat Securities. On June 27, 2023, SurancePlus entered into subscription agreements with accredited investors and non-U.S. persons in the Private Placement with respect to 229,766 of the DeltaCat Securities at a purchase price of $10.00 per token for aggregate gross proceeds of $2,297,660. SurancePlus also previously entered into subscription agreements for and sold 15,010 of the Securities between April 5, 2023 and May 18, 2023 for gross proceeds of $150,100, also at a purchase price of $10.00 per token. The aggregate amount raised in the DeltaCat Private Placement was $2,447,760 for the issuance of 244,776 DeltaCat Securities of which approximately $1,280,000 was received from third-party investors and approximately $1,167,000 from Oxbridge Re Holdings Limited. Approximately $300,000 and $274,000 of ITOM fees were deducted from the gross proceeds from the third-party investors and Oxbridge Re Holdings Limited, respectively., The DeltaCat Tokens were issued on the Avalanche blockchain. Ownership of DeltaCat Tokens indirectly conferred fractionalized interests in reinsurance contracts underwritten by Oxbridge Re’s reinsurance subsidiary, Oxbridge Re NS, for the 2023-2024 treaty year.

On June 28, 2023, Oxbridge issued a press release announcing the completion of the DeltaCat Private Placement.

On March 18, 2024, the Company and its indirect 80% owned subsidiary SurancePlus Inc, announced the commencement of an offering by SurancePlus of Participation Shares (the “Participation Share” and together with the Preferred Shares, the “Securities”) represented by digital tokens to be issued under a 3-year Participation Share Investment Contract (the “PSIC”). The Participation Shares are not shares in SurancePlus and shall have no preemptive right or conversion rights. The Participation Shares solely conferred contractual rights against SurancePlus as contained in the PSIC. At the offering’s commencement, up to one million (1,000,000) Participation Shares will be issued, represented by digital tokens labelled “EpsilonCat Re” (the “EpsilonCat Tokens”). The quantity of Participation Shares to be issued in subsequent years of 2025, and 2026, shall be disclosed prior to their issuances. At the start of the offering, the Participation Shares will be offered at an initial price of $10.00 per Participation Share.

On July 11, 2024, SurancePlus completed its private placement (the “2024 Private Placement”) of Participation Shares. On July 11, 2024, SurancePlus entered into subscription agreements with accredited investors and non-U.S. persons in the 2024 Private Placement with respect to 287,705 of the Participation Shares represented by the digital tokens, EpsilonCat Re at a purchase price of $10.00 per Participation Share for aggregate gross proceeds of $2,878,048 of which approximately $1,469,000 was received from third-party investors and approximately $1,409,000 from Oxbridge Re Holdings Limited. Approximately $312,000 and $299,000 of management fees were deducted from the gross proceeds from the third-party investors and Oxbridge Re Holdings Limited, respectively, The EpsilonCat Tokens were issued on the Avalanche blockchain. Ownership of EpsilonCat Re tokenized Participation Shares indirectly conferred fractionalized interests in reinsurance contracts underwritten by Oxbridge Re’s reinsurance subsidiary, Oxbridge Re NS, for the 2024-2025 treaty year. The Participation Shares are not shares in SurancePlus and have no preemptive right or conversion rights. The Participation Shares solely conferred contractual rights against SurancePlus as contained in the PSIC.

During the year ended December 31, 2025, the Company and its indirect 80% owned subsidiary SurancePlus Inc, announced the commencement of an offering by SurancePlus of Participation Shares. The Participation Shares are not shares in SurancePlus and shall have no preemptive right or conversion rights. The Participation Shares solely conferred contractual rights against SurancePlus as contained in the PSIC. At the offering’s commencement, up to one million (1,000,000) Participation Shares will be issued, represented by digital tokens labelled “ZetaCat Re” (the “ZetaCat Tokens”) and “EtaCat Re” (the “EtaCat Tokens”). The quantity of Participation Shares to be issued in subsequent years of 2026, and 2027, shall be disclosed prior to their issuances. At the start of the offering, the Participation Shares will be offered at an initial price of $10.00 per Participation Share

On July 31, 2025, SurancePlus completed its private placement (the “2025 Private Placement”) of Participation Shares. On July 31, 2025, SurancePlus entered into subscription agreements with investors in the 2025 Private Placement with respect to 361,191 of the Participation Shares represented by the ZetaCat Tokens (156,191 tokens) and EtaCat Tokens (205,000 tokens) at a purchase price of $10.00 per Participation Share for aggregate gross proceeds of $3,611,910 out of which approximately $3,601,910 was received from Oxbridge Re Holdings Limited and $10,000 was received from third party investors. The ZetaCat Tokens and EtaCat Tokens were issued on the Avalanche blockchain. Ownership of the ZetaCat Re and EtaCat Re tokenized Participation Shares indirectly conferred fractionalized interests in reinsurance contracts underwritten by Oxbridge Re’s reinsurance subsidiary, Oxbridge Re NS, for the 2025-2026 treaty year. The Participation Shares are not shares in SurancePlus and have no preemptive right or conversion rights. The Participation Shares solely conferred contractual rights against SurancePlus as contained in the PSIC.

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

The selected unconsolidated historical financial information and other data presented below is derived from SurancePlus’ standalone unaudited financial statements for years ended December 31, 2025 and 2024 and the balance sheet data as of December 31, 2025 and 2024.

	For Year Ended December 31,
Statement of Operations Data:	2025	2024
	(Unaudited)	(Unaudited)
	(In thousands)

SurancePlus fee & investment income	$529	$634
Net investment and other income	$20	$-
Underwriting-related income	$2,036	$2,050
Total revenue	$2,585	$2,684
Expenses	$(3,442)	$(201)
Income attributable to tokenholders	$(1,874)	$-
Loss (income) attributable to tokenholders	$2,540	$(1,867)
Net (loss) income to ordinary shareholders	$(191)	$616

	At December 31,
Balance Sheet Data:	2025	2024
	(Unaudited)	(Unaudited)
	(In thousands)
Total assets	$7,288	$4,794
Liabilities
Amounts due to tokenholders*	$1,627	$2,284
Due to Parent	$45	$40
Due to affiliate	$263	$-

Total shareholders’ equity	$5,353	$2,470

*	includes underwriting profit of $719,000 (2024: $552,000) due to Parent.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

The following table summarizes the Company’s loss and loss adjustment expenses (“LAE”) and the reserve for loss and LAE reserve movements for the years ended December 31, 2025 and 2024:

	For Years ended December 31,
	2025	2024
	($ in thousands)

Gross balance, beginning of year	$-	-
Incurred, net of reinsurance, related to:
Current year	-	-
Prior year	2,742	-
Total incurred	2,742	-
Paid related to:
Current year	-	-
Prior year	(2,651)	-
Total paid	(2,651)	-
Balance, end of year	$91	-

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

There were no losses incurred during the year ended December 31, 2025 relating to the 2025/26 treaty. During the year ended December 31, 2025, Hurricane Milton impacted two of our 2024/25 reinsurance contracts, resulting in total loss and loss adjustment expenses of $2,742,000.

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

There were no significant changes in the Company’s methodology or assumptions relating to the Company’s reserve for loss and loss adjustment expenses for the years ended December 31, 2025 or 2024.

Claims Development Tables, IBNR Reserves and Claims Frequency

The following table discloses information about the Company’s incurred and paid claims development as of December 31, 2025, as well as cumulative claim frequency and the total of incurred-but-not-reporting and expected development on reported claims included within the net incurred claims amounts. A claim is defined as a reported loss from a cedant on an excess-of-loss reinsurance contract arising from a loss event for which the Company records a paid loss or case reserve. The Company operates a single business segment, being property catastrophe reinsurance.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (continued)

Property Catastrophe Reinsurance

(in thousands)

Incurred Losses and Loss Adjustment Expenses

Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	As of December 31, 2025 Total of Incurred-but -Not-Reported Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
											(dollars in thousands)
2016	$14,775	$18,801	$17,795	$17,689	$17,689	$17,689	$17,689	$17,689	$17,689	$17,689	$-	5
2017		$38,401	$38,401	$38,401	$38,401	$38,401	$38,401	$38,401	$38,401	$38,401	$-	8
2018			$10,000	$10,000	$10,000	$10,000	$10,000	$10,000	$10,000	$10,000	$-	2
2019				$-	$-	$-	$-	$-	$-	$-	$-	-
2020					$-	$-	$-	$-	$-	$-	$-	-
2021						$158	$158	$158	$158	$158	$-	1
2022							$1,073	$1,073	$1,073	$1,073	$-	1
2023								$-	$-	$-	$-	-
2024									$-	$2,748	$59	1
2025										$-	$-	-
	Total									$70,069	$59

Cumulative Paid Losses and Loss Adjustment Expenses

For the Years Ended December 31,

(in thousands)

Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$6,073	$16,073	$17,687	$17,689	$17,689	$17,689	$17,689	$17,689	$17,689	$17,689
2017		$36,293	$38,401	$38,401	$38,401	$38,401	$38,401	$38,401	$38,401	$38,401
2018			$6,000	$10,000	$10,000	$10,000	$10,000	$10,000	$10,000	$10,000
2019				$-	$-	$-	$-	$-	$-	$-
2020					$-	$-	$-	$-	$-	$-
2021						$158	$158	$158	$158	$158
2022							$-	$1,073	$1,073	$1,073
2023								$-	$-	$-
2024									$-	$2,657
2025										$-
	Total									$69,978
Reserve for loss and loss adjustment expenses at December 31, 2025, net of reinsurance										$91

The following table shows the historical average annual percentage payout of claims at December 31, 2025.

	Average Annual Percentage Payout of Incurred Claims by Age

Years	1	2	3	4	5	6

Property Catastrophe Reinsurance	48.1%	49.8%	1.8%	0.01%	0%	0%

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

8. LOSS PER SHARE

A summary of the numerator and denominator of the basic and diluted loss per share attributable to ordinary shareholders is presented below (dollars in thousands except per share amounts):

	Years ended December 31
	2025	2024

Numerator:
Net loss attributable to ordinary shareholders	$(2,079)	(2,726)

Denominator:
Weighted average shares - basic	7,389,822	6,099,051
Weighted average shares - diluted	7,389,822	6,099,051
Loss per share - basic	$(0.28)	(0.45)
Loss earnings per share - diluted	$(0.28)	(0.45)

For the year ended December 31, 2025, 451,250 options to purchase 451,250 ordinary shares were anti-dilutive due to the net losses during the year.

For the year ended December 31, 2024, 846,250 options to purchase 846,250 ordinary shares were anti-dilutive due to the net losses during this period. See Note 11.

For the year ended December 31, 2025, 1,411,768 warrants to purchase an aggregate of 1,411,768 ordinary shares were anti-dilutive due to the net losses during this period. See Note 9.

For the years ended December 31, 2025 and 2024, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive due to the net losses during this period. See Note 9.

GAAP requires the Company to use the two-class method in computing basic loss per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted loss per share during the years ended December 31, 2025 and 2024.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

9. EQUITY

ORDINARY SHARES

There were 7,664,122 and 6,379,002 ordinary shares outstanding at December 31, 2025 and 2024, respectively.

For the year ended December 31, 2025, we have sold 287,915 ordinary shares under the ATM program for gross proceeds of $900,531 at an average price of $3.13 per share. After deducting commissions related to the ATM offering of $27,016, the net proceeds we received from the transactions were $873,515. The proceeds from the ATM sales are being used for general corporate purposes.

WARRANTS

On January 29, 2024, the Company extended the expiration date of the warrants (NASDAQ: OXBRW) (the “Warrants”) to 5:00 p.m. Philadelphia time on the earlier to occur of (a) March 26, 2029 and (b) the date fixed for cancellation by the Company following any 20-trading day period in which the Company’s ordinary shares traded above $9.38 per share for at least ten trading days.

There were 8,230,700 warrants outstanding at December 31, 2025 and 2024. One warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per share on or before March 26, 2029. The Company at its option may cancel the warrants in whole or in part, provided that the closing price per ordinary share has exceeded $9.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period. No warrants were exercised during the years ended December 31, 2025 and 2024.

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

The Investor purchased approximately $3.0 million in the Offering, consisting of an aggregate of 705,884 ordinary shares, an aggregate of 1,411,768 warrants consisting of Series A Warrants to purchase up to an aggregate of 529,413 ordinary shares (the “Series A Warrants”) and Series B Warrants to purchase up to an aggregate of 882,355 ordinary shares (the “Series B Warrants”) (collectively, the “Warrants”). The combined effective Offering price for each ordinary share and the accompanying Warrants was $4.25. The Series A Warrants were exercisable as of February 24, 2025 with an expiration date of February 24, 2027 and have an exercise price of $4.25 per share. The Series B Warrants were exercisable as of May 8, 2025 with an expiration date of May 8, 2030 and have an exercise price of $4.25 per share.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

9. EQUITY (continued)

The net proceeds to the Company from the Offering, after deducting the fees of Maxim Group LLC (the “Placement Agent”) and the Company’s estimated offering expenses, were approximately $2.7 million.

The ordinary shares were offered and sold pursuant to the Company’s Registration Statement on Form S-3 (Registration No. 333-262590) previously filed with the Securities and Exchange Commission (the “SEC”) and declared effective, the base prospectus included therein and the related prospectus supplement. The Warrants were issued in a private placement and were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) thereof as a transaction not involving a public offering and/or Rule 506 of Regulation D promulgated thereunder.

The Company paid the Placement Agent a cash fee of 6.0% of the gross proceeds from the Offering and reimbursed the Placement Agent for its expenses, including the reimbursement of legal fees up to an aggregate of $45,000.

10. DIVIDENDS

As of December 31, 2025, none of the Company’s accumulated deficit were restricted from payment of dividends to the company’s shareholders. However, since most of the Company’s capital and retained earnings may be invested in its subsidiaries, a dividend from the subsidiaries would likely be required in order to fund a dividend to the Company’s shareholders and would require notification to the Cayman Islands Monetary Authority (“CIMA”).

Under Cayman Islands law, the use of additional paid-in capital is restricted, and the Company will not be allowed to pay dividends out of additional paid-in capital if such payments result in breaches of the prescribed and minimum capital requirement.

11. SHARE-BASED COMPENSATION

The Company currently has outstanding share-based awards granted under the 2014 Omnibus Incentive Plan (the “2014 Plan”) and the 2021 Omnibus Incentive Plan (the “2021 Plan”). Under the 2014 Plan, and the 2021 Plan, the Company had discretion to grant equity and cash incentive awards to eligible individuals, including the issuance of up to 1,000,000 of the Company’s ordinary shares. During the period from January 1, 2025 through to August 28, 2025, the Company had granted an aggregated of 126,162 restricted stock to directors, officers, consultants and employees under the 2021 Plan.

On August 28, 2025, the Company’s adopted the 2025 Omnibus Incentive Plan (the “2025 Plan”), which automatically terminated the 2021 Plan. The 2025 Plan provides that 1,569,514 of our ordinary shares are reserved for issuance under the Plan, and such number of shares is the maximum number of shares that may be issued pursuant to the exercise of incentive stock options within the meaning of the U.S. Internal Revenue Code. The number of shares available under the 2025 Plan will also increase annually on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2026, and continuing until (and including) the fiscal year ending December 31, 2035, with such annual increase equal to an amount equal to the lesser of (1) 5% of the number of Shares outstanding on December 31st of the immediately preceding fiscal year, and (2) an amount determined by the Company’s Board of Directors. The number of ordinary shares reserved under the Plan will be depleted by the maximum number of shares, if any, that may be issuable under an award at the time of grant.

No grants were made under the 2025 Plan, and at December 31, 2025, there were 1,569,514 shares for grant under the 2025 Plan.

Stock options

Stock options granted and outstanding under the Plans vests quarterly over four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the years ended December 31, 2025 and 2024 is as follows (option amounts not in thousands):

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2024 and 2023	846,250	$4.63	3.7 years	$-
Exercisable at December 31, 2024	846,250	$4.63	3.7 years	$-

Outstanding at January 1, 2025	846,250	$4.63	3.7 years	$-
Granted during the year	75,000	$2.5	9.50 years	-
Forfeited during the year	(180,000)	$6.00	-	-
Exercised during the year	(290,000)	$2.00	-	-
Outstanding at December 31, 2025	451,250	$5.42	5.06 years	$-
Exercisable at December 31, 2025	385,625	$5.92	4.30 years	$-

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

11. SHARE-BASED COMPENSATION (continued)

Compensation expense recognized for each of the years ended December 31, 2025 and 2024 totaled $16,000 and $20,000, respectively and is included in general and administrative expenses. At December 31, 2025 and 2024, there was approximately $109,000 and $0, respectively, of total unrecognized compensation expense related to non-vested stock options granted under the Plans.

No options were grated during the year ended December 31, 2024. During the year ended December 31, 2025 the Company granted 75,000 options with fair value estimated on the date of grant using the following assumptions and the Black-Scholes option pricing model:

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

During the year ended December 31, 2025, 180,000 options expired, and were thus forfeited, and a total of 290,000 outstanding share options were “net” exercised. 112,841 shares were withheld by the Company for payment of the exercise price at a share price of $5.14. The remaining net 177,159 ordinary shares were issued to, and retained by, the executive officers of the Company.

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

Information with respect to the activity of unvested restricted stock awards during the year ended December 31, 2025 and 2024 is as follows (share amounts not in thousands):

	Weighted- Number of Restricted Stock Awards	Weighted- Average Grant Date Fair Value

Nonvested at January 1, 2024	46,073
Granted	136,427	$2.37
Vested	(143,785)	$2.37
Nonvested at December 31, 2024	38,715
Granted	126,162	$2.25
Forfeited	(12,000)	$2.25
Vested	(134,296)	$1.07
Nonvested at December 31, 2025	18,581

Compensation expense recognized for the years ended December 31, 2025 and 2024 totaled $402,000 and $214,000, respectively, and is included in general and administrative expenses. At December 31, 2025 and 2024, there was approximately $59,000 and $48,000, respectively, of unrecognized compensation expense related to non-vested restricted stock granted under the Plans. The Company expects to recognize the remaining compensation expense over a weighted-average period of one (1) month.

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

At December 31, 2025, the Oxbridge Reinsurance Limited’s net worth of $52,000 exceeded the minimum and prescribed capital requirement. For the years ended December 31, 2025 and 2024, Oxbridge Reinsurance Ltd.’s net income (loss) was approximately $33,000 and ($2.67) million, respectively.

At December 31, 2025, the Oxbridge Re NS’ net worth of $574 thousand exceeded the minimum and prescribed capital requirement. For the years ended December 31, 2025 and 2024, Oxbridge Re NS’ net income was approximately $199,000 and $151,000, respectively.

The Subsidiaries are not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiaries’ GAAP capital, surplus and net income, and its statutory capital, surplus and net income as of December 31, 2025 or for the year then ended.

13. FAIR VALUE AND CERTAIN RISKS AND UNCERTAINTIES

Fair values

With the exception of balances in respect of insurance contracts (which are specifically excluded from fair value disclosures under GAAP) and investment securities as disclosed in Note 4 of these consolidated financial statements, the carrying amounts of all other financial instruments, which consist of cash and cash equivalents, restricted cash and cash equivalents, premiums receivable and other assets, notes payable, and accounts payable and other liabilities, approximate their fair values due to their short-term nature.

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

The Company has two operating lease obligations namely for the Company’s office facilities located at Suite 201, 42 Edward Street Grand Cayman, Cayman Islands and residential space at Turnberry Villas in Grand Cayman, Cayman Islands. At December 31, 2025, the office lease has a remaining lease term of approximately fourteen (14) months. The residential lease term ended on December 31, 2025 and was renewed for a period of one (1) year.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

14. LEASES (continued)

The components of lease expense and other lease information as of and during the years ended December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Operating Lease Cost (1)	$114	$107

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$114	$107

(1)	Includes short-term leases

	At December 31,
(in thousands)	2025	2024
Operating lease right-of-use assets	$43	$148

Operating lease liabilities	$43	$148

Weighted-average remaining lease term - operating leases	0.75 years	1.18 years

Weighted-average discount rate - operating leases	9.5%	9.03%

Future minimum lease payments under non-cancellable leases as of December 31, 2025 and 2024, reconciled to our discounted operating lease liability presented on the consolidated balance sheets are as follows:

	At December 31,
(in thousands)	2025	2024
2025	$-	$114
2026	$39	$39
thereafter	$6	$6
Total future minimum lease payments	$45	$159

Less imputed interest	(2)	(11)
Total operating lease liabilities	$43	$148

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

15. RELATED PARTY TRANSACTIONS

HCI and Tailrow Insurance exchange (“HCI”) Contract

During the year ended December 31, 2025, the Company entered into a reinsurance agreement with HCI, which is a related entity through common directorship. At December 31, 2025, included within premium receivable, deferred acquisition costs and unearned premiums on the consolidated balance sheets are amounts equal to $460,000, $47,000 and $430,000 respectively, relating to the reinsurance agreement with HCI. During the year ended December 31, 2025, included within assumed premiums, change in unearned premium reserve and policy acquisition costs and underwriting expenses on the consolidated statements of operations are amounts equal to $1,033,000, $(430,000) and $66,000, respectively.

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

TypTap Insurance Company (“TypTap”) Contract

During the year ended December 31, 2024 the Company entered into a reinsurance agreement with TypTap, an insurance subsidiary of HCI Group, Inc. (“HCI”). Jay Madhu, our Chairman and Chief Executive Officer, also serves as a non-employee director of HCI. Pursuant to the agreement, we have agreed to indemnify HCI and TypTap for a portion of reinstatement premium which HCI or TypTap pays or becomes liable to pay to reinstate reinsurance protection. At December 31, 2024, included within premium receivable, deferred acquisition costs and unearned premiums on the consolidated balance sheets are amounts equal to $447,000, $46,000 and $418,000 respectively, relating to the reinsurance agreement with TypTap. During the years ended December 31, 2024, included within assumed premiums, change in unearned premium reserve and policy acquisition costs and underwriting expenses on the consolidated statements of operations are amounts equal to $1,003,000, $39,000 and $115,000, respectively.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements, Continued

16. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following (in thousands):

	At December 31,
	2025	2024

Leasehold improvements	$21	$21
Furniture and Fixtures	38	41
Motor vehicle	50	34
Computer equipment and software	37	39
Total, at cost	146	135
less accumulated depreciation and amortization	(130)	(134)
Property and equipment, net	$16	$1

17. SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements.

Promissory Note:

On February 11, 2026, the Company entered into a Promissory Note (the “Note”) with Real World Digital Assets LLC (the “Lender”), pursuant to which the Company borrowed $1,000,000 in principal amount. The Note has a 6-month maturity, with the outstanding principal and interest due and payable on August 14, 2026, unless repaid earlier. The Note bears interest at a rate of 16% per annum, and should an event of default occur, interest accrues at a rate of 36% per annum, or the maximum rate permitted by applicable law. The Note may be prepaid at any time without premium or penalty. The proceeds of the Note were funded on February 12, 2026 and would be used for working capital and general corporate purposes. The Note constitutes a binding and enforceable obligation of the Company, and the obligations under the Note are secured by a Security Agreement granting the Lender a security interest in substantially all assets of the Company.

T20:2027 and T42:2027 Digital Tokens Launch

On February 10, 2026, the Company and its indirect subsidiary SurancePlus Inc. (“SurancePlus”), a British Virgin Islands Business Company, announced the commencement of an offering by SurancePlus of Participation Shares (the “Securities”) represented by digital tokens to be issued under a 3-year Participation Share Investment Contract (the “PSIC”). The Participation Shares are not shares in SurancePlus (or the Company) and shall have no preemptive right or conversion rights. The Participation Shares solely confer contractual rights against SurancePlus as contained in the PSIC. At the offering’s commencement, up to an aggregate of two million (2,000,000) Participation Shares will be issued, represented by digital tokens labelled “T20-2027” and “T42-2027”, representing our balanced yield and high yield participation shares, respectively. The quantity of Participation Shares to be issued in subsequent years of 2027, and 2028, shall be disclosed prior to their issuances. At the start of the offering, the Participation Shares will be offered at an initial price of $10.00 per Participation Share, with varying discounts up to 5% per Participation Share for investments above varying specific thresholds.

The net proceeds from the offer and sale of the Participation Shares will be used by SurancePlus to purchase one or more participating notes of Oxbridge Re NS, an affiliated Cayman Islands licensed reinsurance entity, and the proceeds from the sale of such participating notes will be invested in collateralized reinsurance contracts to be underwritten by Oxbridge Re NS.

The holders of the Participation Shares will generally be entitled to receive proceeds from payments on the participating notes in an amount equal to their Investor Final Return, consisting of the initial Participation Share Price plus their allocated share of net underwriting profits, subject to a preferred return hurdle of 8% (annualized) and 16% (annualized) for the balance yield and high yield participation shares, respectively, below which 100% of such profits are allocated to investors, and above which profits are generally shared 80% to investors and 20% to SurancePlus.

