Form 10-K/A
period 2025-12-31
OXBRIDGE RE HOLDINGS Ltd
filed 2026-04-06
CIK 1584831

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

As of April 3, 2026, 8,101,374 ordinary shares, par value $0.001 (USD) per share, were outstanding.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment” or “this report”) to amend the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”), as filed by the registrant with the Securities and Exchange Commission (the “SEC”) on March 30, 2026. The purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the registrant’s 2026 Annual General Meeting of Shareholders, as well as to update certain of the information included in the list of exhibits included in Item 15 and the Exhibit Index of this report. The Part III information was previously omitted from the 2025 Annual Report on Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Items 10 through 14 of Part III of Form 10-K to be incorporated in the Form 10-K by reference from the registrant’s definitive proxy statement if such statement is filed not later than 120 days after the registrant’s fiscal year-end. The registrant is filing this Form 10-K/A to include Part III information in the 2025 Annual Report on Form 10-K because the registrant did not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the 2025 Annual Report on Form 10-K. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 2025 Annual Report on Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2025 Annual Report on Form 10-K. This Amendment does not reflect events occurring after the filing of the 2025 Annual Report on Form 10-K (i.e., those events occurring after March 30, 2026) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2025 Annual Report on Form 10-K and the registrant’s other filings with the SEC.

In this report, unless otherwise indicated or the context otherwise requires, all references to “Oxbridge Re” “the registrant,” “the Company,” “we,” “us,” and “our” refer to Oxbridge Re Holdings Limited. together with its subsidiaries.

2

Oxbridge Re Holdings Limited

Form 10-K/A (Amendment No. 1)

For the Fiscal Year Ended December 31, 2025

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in greater detail under the heading “Risk Factors” in Part I, Item 1A of our 2025 Annual Report on Form 10-K, as filed with the SEC on March 30, 2026. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS

We currently have five directors serving on our Board.

The following table sets forth the name, age, director service period and position of each of our current directors as of April 3, 2026:

Name	Age	Position	Director Since

Jay Madhu(3)(5)	59	Chairman of the Board of Directors, Chief Executive Officer, and President	2013

Dwight Merren(1)(2)(4)	60	Director	2022

Arun Gowda(1)(2)(4)(5)	60	Director	2023

Wrendon Timothy(3)(5)	45	Director	2021

Lesley Thompson(1)(2)(3)(4)	54	Director	2021

(1) Member of Audit Committee.

(2) Member of Compensation Committee.

(3) Member of Underwriting Committee.

(4) Member of Nominating and Corporate Governance Committee.

(5) Member of Investment Committee.

Set forth below is biographical information concerning each nominee for election as a director of the Company, including a discussion of such nominee’s particular experience, qualifications, attributes or skills that led our Nominating and Corporate Governance Committee and our Board to conclude that the nominee should serve as a director of our Company.

Jay Madhu. Mr. Madhu is a founder of our Company. He has served as our Chief Executive Officer and President, and as a director of our Company, since April 2013, and has served as Chairman of the Board since January 2018. Mr. Madhu also serves as a director of Oxbridge Reinsurance Limited and Oxbridge Re NS, the licensed reinsurance subsidiaries of our Company. Beginning in 2021, Mr. Madhu served as the Chairman of the Board, Chief Executive Officer and President of Oxbridge Acquisition Corp. (“OXAC”) until the consummation of the business combination with Jet.AI Inc. (NASDAQ: JTAI) in August 2023. He has also served as the Chairman of the Board, Chief Executive Officer and President of OAC Sponsor Ltd., formerly the sponsor of OXAC, since 2021. Mr. Madhu also serves as a director of the Company’s 80% owned subsidiaries SurancePlus Holdings Ltd. and SurancePlus Inc., a British Virgin Islands Web3 entity. Mr. Madhu has also been a director of HCI Group, Inc. (NYSE: HCI), a publicly traded holding company owning subsidiaries primarily engaged in the property and casualty insurance business, since May 2007. He also served as the President of Greenleaf Capital, the real estate division of HCI Group, Inc., from June 2011 through June 2013 and as Vice President of Investor Relations for HCI Group, Inc. from February 2008 through June 2013. Mr. Madhu also served as Vice President of Marketing for HCI Group, Inc. from 2008 to 2011. In his various positions at HCI Group, Inc., Mr. Madhu’s responsibilities included marketing, investor relations and management and oversight of HCI Group’s real estate division. He has also been a director of HCI Group’s wholly owned subsidiary, Claddaugh Casualty Insurance Company Ltd (“Claddaugh”), since July 2010. From August 2013 to April 2014, Mr. Madhu has served on the board of directors of BayFirst Financial Corp. (NASDAQ: BAFN) a bank holding company in Seminole, Florida. Mr. Madhu also served on the board of directors of Wheeler Real Estate Investment Trust, Inc. (NASDAQ: WHLR), a publicly held real estate investment trust, from 2012 to June 2014. As an owner and manager of commercial properties, Mr. Madhu has been President of 5th Avenue Group LC, a real estate management company, from 2002 to 2020 and was President of Forrest Terrace LC, a real estate management company, from 1999 until 2010. In addition, Mr. Madhu is an investor in banking and health maintenance organizations. He was also President of The Mortgage Corporation Network (correspondent lenders) from 1996 to 2011. Prior to that, Mr. Madhu was Vice President, mortgage division, at First Trust Mortgage & Finance, from 1994 to 1996; Vice President, residential first mortgage division, at Continental Management Associates Limited, Inc., from 1993 to 1994; and President, S&S Development, Inc. from 1991 to 1993. He attended Northwest Missouri State University, where he studied marketing and management.

Mr. Madhu is an approved director with Cayman Islands Monetary Authority, Bermuda Monetary Authority, Florida Office of Insurance Regulation, Arkansas Insurance Department, California Department of Insurance, Maryland Insurance Administration, New Jersey Department of Banking and Finance, North Carolina Department of Insurance, Ohio Department of Insurance, Pennsylvania Insurance Department and South Carolina Department of Insurance. Mr. Madhu attended Northwest Missouri State University where he studied marketing and management. Mr. Madhu brings considerable business and capital markets experience to our Board of Directors.

Mr. Madhu brings considerable business, capital markets and marketing experience to our Board.

Dwight Merren. Mr. Merren has been a director of our Company since November 2022. He currently serves as an AVP, Private Banking at Butterfield Bank (Cayman) Limited (“Butterfield Cayman”) since December 2021, servicing mainly high net-worth private clientele Butterfield Cayman is part of the Butterfield Group (NYSE: NTB). Prior to this, from November 2014, Mr. Merren served as a Relationship Manager in Butterfield’s Corporate Banking Department where he was responsible for the management of a portfolio of corporates across various business sectors, including captive insurers, insurance companies, reinsurance companies, special-purpose vehicles, liquidation accounts, large multinational companies and hedge funds. Mr. Merren previously served as Relationship Manager of HSBC Bank (Cayman) Limited from October 2011 to October 2014, and as Deputy Head - Insurance Division at CIMA, from March 2009 to September 2011. From July 1992 to February 2009, Mr. Merren held senior roles of Administrator at Midland Bank (now HSBC), Assistant Vice President at Willis Management (Cayman) Limited, and Vice President at Global Captive Management Ltd. where he led and managed large portfolio of captive insurance companies. Mr. Merren served as an independent director at Cayman Islands National Insurance Company (“CINICO”), and as the Chairman of the Risk and Compliance Committee, and Chair of the Finance Committee from November 2017 to February 2022. Mr. Merren holds an Bachelor of Science degree in International Finance from The International College of the Cayman Islands.

Mr. Merren brings invaluable experience in insurance, banking, risk management, compliance and governance to our Board.

Arun Gowda. Mr. Gowda has been a director of our Company since January 2023. He serves as the Managing Partner of Broadpeak Ventures since January 2018. In his role, Mr. Gowda oversees and manages investment and business development with early-stage venture companies in asset management, insurance and alternative investment strategies. Mr. Gowda served as the Managing Director, UBS O’Connor at New York, an alternative investment arm UBS Group AG (NYSE: UBS) from September 2016 to December 2017, where he was responsible for raising funds for private credit and hedge funds. From February 2012 to December 2015, Mr. Gowda served as Managing Director at Guggenheim Investments, New York, where he was responsible for development of the alternative investment platform for institutional investors including pension funds, insurance companies and private banks. From August 1993 to December 2011, Mr. Gowda held senior roles of Vice President at Morgan Stanley, New York (NYSE: MS), Executive Director at UBS Investment Bank, London (NYSE: UBS) and Partner at Eventi Capital Partners, Toronto, where he managed investments in private companies in technology, medical device, and alternatives. Mr. Gowda served as a director on Ide8 Re, a Bermuda captive reinsurer for insurtech Bamboo Insurance from April 2021 through to its acquisition in January 2024. Mr. Gowda also serves as an advisor to the management of Aquarian Holdings and Osprey Funds from January 2019 and May 2021, respectively. Mr. Gowda currently serves as a director of Generational Re (ISAC) Limited Bermuda, a Bermuda-based life and annuity insurer. Mr. Gowda holds an MBA in Finance from The Wharton School, University of Pennsylvania, and a Bachelor’s Degree with Distinction in Electrical Engineering, Computer Science and Math from Vanderbilt University.

Mr. Gowda brings invaluable experience in investments, hedge funds, insurance and reinsurance products, and experience in fund raise and scaling businesses to our Board.

Wrendon Timothy. Mr. Timothy has been a director of our Company since November 2021. Mr. Timothy has served as the Chief Financial Officer and Corporate Secretary of our Company since August 2013. In his role, he has provided financial and accounting consulting services with a focus on technical and SEC reporting, compliance, internal auditing, corporate governance, mergers & acquisitions analysis, risk management, and CFO and controller services. Mr. Timothy also serves as an executive and director of Oxbridge Reinsurance Limited and Oxbridge Re NS, the licensed reinsurance subsidiaries of Oxbridge Re. Mr. Timothy served as the Chief Financial Officer, Treasurer, Secretary and director of Oxbridge Acquisition Corp. from April 2021 until the business combination with Jet.AI Inc. in August 2023, and its sponsor, OAC Sponsor Ltd. from April 2021 to present. Mr. Timothy also serves as a director of 80% owned subsidiaries SurancePlus Holdings Ltd., and SurancePlus Inc., a British Virgin Islands Web3 entity.

Mr. Timothy started his financial career at PricewaterhouseCoopers (Trinidad) in 2004 as an Associate in their assurance division, performing external and internal audit work, and tax-related services. Throughout his career progression and transitions through KPMG Trinidad and PricewaterhouseCoopers (Cayman Islands), Mr. Timothy has successfully delivered services across both the public and private sectors. Mr. Timothy management roles allowed him to be heavily involved in the planning, budgeting, and leadership of engagement teams, serving as a liaison for senior client management, and advising on technical accounting matters. Mr. Timothy is a Fellow of the Association of Chartered Certified Accountants (ACCA), a Chartered Corporate Secretary and also holds a Postgraduate Diploma in Business Administration and a Master of Business Administration, with Distinction (with a Specialism in Finance (with Distinction)), from Heriot Watt University in Edinburg, Scotland. Mr. Timothy holds directorship and leadership roles with a number of privately-held companies, and also serves on various not-for-profit organizations, including his governance role as Chairman of Audit & Risk Committee of The Utility Regulation & Competition Office of the Cayman Islands from May 2021 to December 2022, and June 2023 to present. Mr. Timothy also serves as lead independent director and member of the Audit, Compensation, and Nominating and Corporate Governance Committees of Jet.AI Inc. (NASDAQ: JTAI). Mr. Timothy is an active Fellow Member of the ACCA, an active member of the Cayman Islands Institute of Professional Accountants (CIIPA), an active Fellow Member of the Chartered Governance Institute and holds the Accredited Director (Acc. Dir.) designation through the Chartered Governance Institute of Canada and has completed executive education at the Stanford Law School Directors’ College.

Mr. Timothy brings considerable capital markets experience and significant expertise across a wide array of corporate matters, including finance, accounting, corporate governance, risk management finance, accounting, corporate governance and risk management to our Board.

Lesley Thompson. Ms. Thompson has served as the Managing Director of Willis Towers Watson Management (Cayman) Ltd. (“WTW Cayman”) since March 2020 and as Secretary since April 2020. WTW Cayman is part of the Willis Towers Watson group (NASDAQ: WTW). Ms. Thompson is responsible for the strategy and leadership of WTW Cayman providing insurance management and brokerage services to its clients. Ms. Thompson also provides independent director services to insurance and structured finance companies. Ms. Thompson currently serves as a director to ICP Investment Holdings Limited since November 2016 and ICP Reinsurance Limited since January 2017. Ms. Thompson previously served as Vice President of Maples Fiduciary Services (Cayman) Limited from February 2016 to March 2020 where she headed the insurance management services and provided independent director services to insurance and structured finance companies. From January 2000 to January 2016, Ms. Thompson held senior roles of Assistant Vice President, Assistant Manager & Group Vice President at Aon Insurance Managers (Bermuda) Ltd., HSBC Financial Services (Cayman) Ltd., Atlas Insurance Management (Cayman) Ltd. and Advantage International Management (Cayman) Ltd. where she led and managed large portfolios of property & casualty and life & annuity companies, including special purpose vehicles, segregated portfolio companies and group captives. Ms. Thompson has served as a member of the executive committee of The Insurance Managers Association of Cayman since August 2020 and is the past Chairperson. Ms. Thompson is a Chartered Management Accountant (ACMA & CGMA), a Fellow of Captive Insurance (FCI) and holds the Accredited Director (Acc. Dir.) designation through the Chartered Governance Institute of Canada.

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

Jay Madhu has served as Chairman of the Board effective January 1, 2018. Our independent directors have determined that the most effective leadership structure for our Company at the present time is for our Chief Executive Officer to also serve as our Chairman of the Board. Our independent directors believe that because our Chief Executive Officer is ultimately responsible for our day-to-day operations and for executing our business strategy, and because our performance is an integral part of the deliberations of our Board, our Chief Executive Officer is the director best qualified to act as Chairman of the Board. Our Board retains the authority to modify this structure to best address our unique circumstances, and so advance the best interests of all shareholders, as and when appropriate.

We have three independent directors and two non-independent directors. We believe that the number of independent, experienced directors on our Board provides the necessary and appropriate oversight for our Company.

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

Nominating and
	Audit	Compensation	Corporate Governance	Underwriting	Investment
	Committee	Committee	Committee	Committee	Committee

Jay Madhu				X	X

Arun Gowda	X	X	X		X*

Wrendon Timothy				X	X

Lesley Thompson	X	X	X*	X*

Dwight Merren	X	X*	X		X

# of meetings held in 2025	4	3	1	4	1

* Committee Chairperson

Our Board held seven (7) meetings in 2025. Each of our directors above attended at least 80% of the meetings of the Board in 2025.

It is our policy that directors are expected to attend the Annual General Meeting of Shareholders in the absence of a scheduling conflict or other valid reason. All of our directors serving at the time of our 2025 Annual General Meeting of Shareholders attended such meeting.

The Board has determined that (1) Jay Madhu and Wrendon Timothy do not qualify as independent directors under the applicable rules of The Nasdaq Stock Market and the Securities and Exchange Commission (“SEC”) and (2) Arun Gowda, Dwight Merren and Lesley Thompson qualify as independent directors under the applicable rules of The Nasdaq Stock Market and the SEC.

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

Audit Committee

Our Audit Committee consists of three members - Arun Gowda, Dwight Merren and Lesley Thompson. Each of these individuals meets all independence requirements for Audit Committee members set forth in applicable SEC rules and regulations and the applicable rules of The Nasdaq Stock Market. Arun Gowda serves as Chairman of our Audit Committee and both Arun Gowda and Lesley Thompson qualify as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC.

The Audit Committee has general responsibility for the oversight of our accounting, reporting and financial control practices. The Audit Committee is governed by a written charter approved by our Board, which outlines its primary duties and responsibilities, and which can be found on our website at www.oxbridgere.com.

Compensation Committee

Our Compensation Committee currently consists of three members - Dwight Merren, Lesley Thompson and Arun Gowda. Dwight Merren serves as Chairman of our Compensation Committee. All of the current members of our Compensation Committee qualify as independent directors under the applicable rules of The Nasdaq Stock Market and as “non-employee directors” under Section 16b-3 of the Exchange Act.

The purpose of our Compensation Committee is to discharge the responsibilities of our Board relating to compensation of our Chief Executive Officer and to make recommendations to our Board relating to the compensation of our other executive officers. Our Compensation Committee, among other things, assists our Board in ensuring that a proper system of compensation is in place to provide performance-oriented incentives to management. Our Compensation Committee has the authority to delegate its responsibilities to a subcommittee or to officers of the Company to the extent permitted by applicable law and the compensation plans of the Company if it determines that such delegation would be in the best interest of the Company. Our Compensation Committee from time to time may engage a compensation consultant and has engaged Zayla Partners, LLC (a Gallagher company) as its compensation consultant with respect to executive and director compensation for 2023 and prospectively.

The Compensation Committee is governed by a written charter approved by our Board, which outlines its primary duties and responsibilities, and which can be found on our website at www.oxbridgere.com.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is composed of three members - Arun Gowda, Lesley Thompson and Dwight Merren. Lesley Thompson serves as the Chair of our Nominating and Corporate Governance Committee. All of the members of our Nominating and Corporate Governance Committee qualify as independent directors under the applicable rules of The Nasdaq Stock Market and as “non-employee directors” under Section 16b-3 of the Exchange Act.

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

The Nominating and Corporate Governance Committee is responsible for reviewing the criteria for the selection of new directors to serve on the Board and reviewing and making recommendations regarding the composition and size of the Board. When our Board decides to seek a new member, whether to fill a vacancy or otherwise, the Nominating and Corporate Governance Committee will consider recommendations from other directors, management and others, including shareholders. In general, the Nominating and Corporate Governance Committee looks for directors possessing superior business judgment and integrity who have distinguished themselves in their chosen fields and who have knowledge or experience in the areas of insurance, reinsurance, financial services or other aspects of the Company’s business, operations or activities. In selecting director candidates, the Nominating and Corporate Governance Committee also considers the interplay of the candidate’s experience with the experience of the other Board members, as well as diversity of director candidates.

While we do not have an official policy, the Nominating and Corporate Governance Committee will consider, for director nominees, persons recommended by shareholders, who may submit recommendations to the Nominating and Corporate Governance Committee in care of the Company’s Secretary, at Suite 201, 42 Edward Street, P.O. Box 469, Grand Cayman, KY1-9006, Cayman Islands. To be considered by the Nominating and Corporate Governance Committee, such recommendations must be accompanied by a description of the qualifications of the proposed candidate and a written statement from the proposed candidate that he or she is willing to be nominated and desires to serve if elected. Nominees for director who are recommended by shareholders to the Nominating and Corporate Governance Committee will be evaluated in the same manner as any other nominee for director.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies, as we have never received a recommendation from any shareholder for any candidate to serve on our Board. While there have been no nominations of additional directors proposed, in the event such a proposal is made, our current board will participate in the consideration of director nominees.

Underwriting Committee

The Underwriting Committee consists of three members - Lesley Thompson, Jay Madhu and Wrendon Timothy. Lesley Thompson serves as Chairman of our Underwriting Committee. The Underwriting Committee’s responsibilities include approving and reviewing our underwriting policies and guidelines, overseeing our underwriting process and procedures, monitoring our underwriting performance and overseeing our underwriting risk management exposure. The Underwriting Committee is governed by a written charter approved by our Board, which outlines its primary duties and responsibilities, and which can be found on our website at www.oxbridgere.com.

Investment Committee

The Investment Committee consists of three members - Arun Gowda, Wrendon Timothy and Jay Madhu. Arun Gowda serves as Chairman of the Investment Committee. The Investment Committee’s responsibilities include approving and reviewing any changes to our investment guidelines, and monitoring investment performance and market, credit and interest rate exposure as a result of opportunistic investment decisions undertaken by management. The Investment Committee is governed by investment guidelines that have been approved by our Board. There is no written charter for the Investment Committee.

Code of Ethics

Our Board has adopted a written Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. We have posted a current copy of the code on our website, www.oxbridgere.com, in the “Corporate Information - Governance Documents” section of the website. We intend to disclose any change to or waiver from our Code of Business Conduct and Ethics by posting such change or waiver to our internet web site within the same section as described above.

Insider Trading & Anti-Hedging Policy

Our Board has adopted an Insider Trading Policy, which applies to all of our directors, officers and employees, as well as their family members and entities under their control. This policy is reasonably designed to promote compliance with insider trading laws, related SEC rules and regulations and the Nasdaq listing rules. The policy prohibits such persons and entities from engaging in hedging transactions involving our equity securities, such as prepaid variable forward contracts, equity swaps, collars and exchange funds, or other transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of our equity securities. A copy of the insider trading policy is filed as Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2025.

Clawback Policy

In accordance with SEC and Nasdaq requirements, our Board has adopted an executive compensation recovery policy regarding the adjustment or recovery of certain incentive awards or payments made to current or former executive officers in the event that we are required to prepare an accounting restatement due to material noncompliance with any financial reporting requirement under the securities laws. In general, the policy provides that, unless an exception applies, we will seek to recover compensation that is awarded to an executive officer based on the Company’s attainment of a financial metric during the three-year period prior to the fiscal year in which the restatement occurs, to the extent such compensation exceeds the amount that would have been awarded based on the restated financial results. A copy of the clawback policy is included as Exhibit 97.1 to our Annual Report on Form 10-K for the year ended December 31, 2025.

DIRECTOR COMPENSATION

All directors, other than Mr. Madhu and Mr. Timothy, are entitled to receive compensation from us for their services as directors. Under the Articles, our directors may receive compensation for their services as may be determined by our Board. As further discussed in the “Executive Compensation” section below, the Compensation Committee recently retained the services of an outside, independent compensation consultant to advise on compensation practices for the Company. The Committee is leveraging the independent consultant’s insights going forward on both executive and board of director compensation.

The following table sets forth information with respect to compensation earned by each of our directors (other than employee directors) during the year ended December 31, 2025.

Name	Fees Earned or Paid In Cash (1)	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value And Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Arun Gowda	$15,000	$25,000	$-	-	-	-	$40,000
Lesley Thompson	$15,000	$25,000	$-	-	-	-	$40,000
Dwight Merren	$15,000	$25,000	$-	-	-	-	$40,000

(1)	During 2025, our three non-employee directors received director fees paid in cash pursuant to our Non-Employee Director Compensation Program.

(2)	All stock awards were granted under our Non-Employee Director Compensation Program adopted under our 2021 Omnibus Incentive Plan. The value reported above in the “Stock Awards” column is the aggregate grant date fair value for the NEO’s stock awards granted in 2025, determined in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation”. On January 2, 2025, each of our non-employee directors were granted 6,054 restricted ordinary shares that vest one-half on the 180th day after the grant date and one-half on the first anniversary of the grant date, provided that the director is in continuous service to the Company through the applicable vesting date.

The aggregate number of stock awards outstanding for each non-employee director as of December 31, 2025 was as follows:

		Number of
	Number	Restricted
Name	of Options	Shares
Arun Gowda	-	40,432
Lesley Thompson	-	56,412
Dwight Merren	-	40,412

SHAREHOLDER COMMUNICATION

Our Board has adopted a policy for handling shareholder communications to directors. Shareholders may send written communications to our Board or any one or more of the individual directors by mail, c/o Secretary, Oxbridge Re Holdings Limited, Suite 201, 42 Edward Street, P.O. Box 469, Grand Cayman, KY1-9006, Cayman Islands. The Secretary is directed to forward each appropriate communication to the director or directors for whom it is intended. There is no screening process, other than to confirm that the sender is a shareholder and to filter inappropriate materials and unsolicited materials of a marketing or publication nature. All shareholder communications that are received by the Secretary of the Company for the attention of a director or directors are forwarded to such director or directors.

EXECUTIVE OFFICERS

The below table lists our executive officers as of April 3, 2026. Additional information about each executive officer can be found under “Director Nominees” above. There is no family relationship among any of the directors and/or executive officers of the company.

Name	Age	Position	Position Since

Jay Madhu*	59	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	2013

Wrendon Timothy*	45	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	2013

* See biography above under “Directors”

EXECUTIVE COMPENSATION

Executive Summary

This narrative discussion of our named executive compensation program is intended to assist your understanding of, and to be read in conjunction with, the Summary Compensation Table and related disclosures set forth below.

For the 2025 fiscal year, our named executive officers were as follows:

●	Jay Madhu, our Chief Executive Officer, President and Chairman of the Board
●	Wrendon Timothy, our Chief Financial Officer, Director and Secretary

Overview and Objectives of Our Executive Compensation Program

Through our executive compensation program, we seek to align our executive officers’ interests and motivations with those of our shareholders by rewarding both short-term and long-term objectives. We believe that the overall compensation of our executive officers should provide a competitive level of total compensation that enables us to attract, retain and incentivize highly qualified executive officers with the background and experience necessary to lead the company and achieve its business goals.

The Compensation Committee continued to engage an outside, independent compensation consultant to assist in the development of the Company’s compensation programs for both the executives and independent members of the Board of Directors. As the Company continues to grow and evolve the Compensation Committee and Board intends to continue to review and modify our compensation policies to ensure that we attract, motivate and retain highly skilled executives and employees to execute on our strategic objectives.

Benchmarking, Consultants and Compensation Peer Group

As noted above, the Compensation Committee engaged an independent third-party compensation consultant, Zayla Partners, LLC (“Zayla”)(a Gallagher company), to assist the Compensation Committee in addressing matters of compensation and benefits, and to identify peer group companies based on critical industry and size criteria. The Company recognizes that compensation practices must be competitive in the marketplace and marketplace information is one of the many factors that are considered in assessing the reasonableness of compensation programs. While the Committee has requested the data and guidance provided by Zayla, the Compensation Committee retains the discretion to make all final decisions relative to matters of compensation and benefits.

The Committee has engaged Zayla to provide benchmarking for the Company’s NEOs from fiscal 2023 and prospectively, based on the use of data from the peer group of companies shown below. The overall compensation programs for the Company’s NEOs are designed to reward achievement of performance and to attract, retain, and motivate them in an increasingly competitive talent market. The Compensation Committee examined compensation data for the peer group of companies shown below to stay current with market pay practices and trends and to understand the competitiveness of our overall executive compensation programs and their various elements. The Committee used this benchmarking data for informational purposes. It does not formulaically target a specific percentile or make significant compensation decisions based on market data or peer group benchmarking data alone, which avoids a “ratcheting up” impact. The Committee uses performance as a primary driver of compensation levels. The peer group companies consists of:

Atlantic American Corporation (AAME)

Reliance Global Group, Inc. (RELI)

ICC Holdings, Inc. (ICC)

Oportun Financial Corporation (OPRT)

Conifer Holdings, Inc. (CNFR)

Acacia Research Corporation (ACTG)

Security National Financial Corporation (SNFC.A)

Citizens, Inc. (CIA)

Flexshopper Inc. (FPAY)

Regional Management Corp. (RM)

eHealth, Inc. (eHealth, Inc.)

Paysign Inc. (PAYS)

MBIA Inc. (MBI)

Waterstone Financial, Inc. (WSBF)

From time to time, the Compensation Committee may supplement its business judgment pertaining to its consideration of the Company’s compensation matters, including salary amounts, short-term and long-term incentive plan minimum and incremental payout thresholds and targets, with a variety of market information obtained from a number of different sources including, among other things, the Compensation Committee’s general knowledge regarding compensation matters, information from one or more independent compensation consultants, peer company data, benchmarking related to that data, information obtained from independent search firms, historical and current Company compensation data, and historical, current and projected industry and Company financial operational performance data and trends.

Compensation Elements

We seek to align our executive officers’ interests and motivations with those of our shareholders. Typically, this is done using the following key compensation elements: base salary, short-term incentives and long-term incentives, as more fully described below. Among those three elements, from year to year, when considering its goal of promoting the overall financial performance of the Company on an annual and long-term basis, the use by the Committee of any or the extent of use of the short-term and long-term incentives described below may vary, but when used in the compensation packages for NEOs retain the pay-for-performance characteristics described below.

Base Salary

The employment agreements with our named executive officers (as described below in “Employment Agreements”) entitle our executive officers to receive a base salary, that may be increased from time to time. The base salaries of our named executive officers in fiscal year 2025 were:

Name of Executive	Position	Base Salary ($)
Jay Madhu	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	$331,872
Wrendon Timothy	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	$225,672

Annual Incentive Compensation

Under the Company’s Annual Bonus Program, developed in conjunction with Zayla, our named executive officers are eligible to receive annually a target cash bonus (100% of base salary) which is based on the financial performance of the Company (with a 75% weighting) as well as individual performance of each executive officer (with a 25% weighting).

FY2024 Annual Bonus Program

In determining whether our executives were eligible for a bonus during fiscal year 2025, our Compensation Committee considered each officer’s performance in achieving the company’s strategic objectives during fiscal 2024, the total shareholder return (“TSR”) and share price milestone set at beginning of 2024, the subsequent performance of the Company share price and market cap creation for fiscal 2024, and the maintenance of such through to sixty (60) days following the end of fiscal 2024, in accordance with the FY2024 Annual Bonus Program.

Our Annual Bonus Program and the calculations of achievement of financial performance targets are reviewed by Zayla. For fiscal year 2024, Zayla conducted a market analysis of the Company’s peer companies which includes some small market cap insurance and financial services companies to develop a range of reasonableness. Zayla provided an analysis of each peer’s respective size, performance (total shareholder return) and bonus payouts to executive officers.

Zayla concluded that the Company’s return to shareholders of 312% during fiscal 2024, was above market and at the 100th percentile (the highest in the expanded peer group); the relative market value creation $19m was above market and at the 69th percentile; the relative size v peers were reasonable; the FY2024 bonus program built upon TSR goals that were significantly higher than typical TSR goals; the proposed payouts of $500k equate to 95% of target while actual performance according to the FY2024 Annual Bonus Plan would allow for payouts equal to 150% of target (i.e., $787k), and as such, an aggregate bonus payout of $500,000 to the CEO and CFO, representing 95% of each executive’s base salary, was below market, directly aligned with market practices and wholly reasonable. On that basis, following the end of the 2024/2025 reinsurance treaty period, the Compensation Committee awarded bonuses of $297,619 and $202,381 to the CEO and CFO, respectively.

FY2025 Annual Bonus Program

The Compensation Committee intends to consider awarding discretionary performance bonus awards to our named executive officers later in fiscal year 2026, at the end of 2025/26 treaty period.

Equity Compensation

To align compensation with long-term performance, our equity compensation plan allows for the grant of share options, restricted share units and restricted share awards to our named executive officers and other employees. Each named executive officer is eligible to be considered for an annual equity award.

In January 2025 and 2026, pursuant to our named executive officer employment agreements, the Committee granted 40,000 and 25,000 restricted shares awards to Mr. Madhu and Mr. Timothy, respectively.

Employment Agreements

Each of our named executive officers is party to employment agreements that entitle them to certain elements of compensation and govern the terms of their employment with the Company, as described in more detail below. Pursuant to their employment agreements, the named executive officers are eligible to participate in the employee benefits programs we provide to all of our employees, including medical, dental, vision, life, and disability insurance, to the same extent made available to other employees, subject to applicable law. There are no additional benefits or perquisites applicable exclusively to any of the named executive officers.

Pursuant to the employment agreements, the named executive officers are subject to perpetual confidentiality restrictions and non-disparagement provisions, and non-solicitation restrictions with respect to the Company’s employees and customers and non-competition restrictions, in each case, for the duration of their employment and specified time thereafter.

The Company entered into amended and restated employment agreements with both Messrs. Madhu and Timothy on August 28, 2025.

Jay Madhu

On August 28, 2025, the Company entered into an Amended and Restated Employment Agreement with Mr. Madhu, with a term through December 31, 2028, and automatic renewals for additional successive 1-year terms unless notice of non-renewal is provided by the Company or Mr. Madhu at least ninety days prior to the renewal date. Under the terms of Mr. Madhu’s employment agreement, Mr. Madhu is paid a base salary of $390,000 per annum effective January 1, 2026, and is entitled to a base salary automatic increase if the Company completes a financing (or series of financing) or strategic transactions that equals or exceeds $100 million. Mr. Madhu agreement also provides an opportunity to be granted an annual incentive bonus at the discretion of the Board and participate in the Company’s equity incentive plan on the same terms as other senior executives. As such, the Company will annually grant to the executive 40,000 restricted shares under the 2025 Omnibus Plan, which will vest ratably on the first day of each calendar quarter over the 4 calendar quarters immediately following the grant date.

Mr. Madhu is eligible to participate in all of the Company’s pension, life insurance, health insurance, disability insurance and other benefit plans on the same basis as the Company’s other employee officers participate; entitled to a lump sum M&A transaction bonus of six hundred and thirty basis points of the transaction value of certain mergers, stock sales, asset sales, or similar transactions by the Company or its subsidiaries; entitled to a lump sum payment equal to his base salary otherwise payable under the agreement for a three year severance period if terminated “without cause” or if he terminates his own employment for a “good reason event”, as those terms are defined in the agreement, in addition to any target bonus, restricted share award and M&A transaction bonus that would have been payable under the agreement during the applicable periods following the termination date; and subject to certain non-competition covenants and confidentiality provisions that the executive will abide by.

Wrendon Timothy

On August 28, 2025, the Company entered into an Amended and Restated Employment Agreement with Mr. Timothy, with a term through December 31, 2028, and automatic renewals for additional successive 1-year terms unless notice of non-renewal is provided by the Company or Mr. Timothy at least ninety days prior to the renewal date. Under the terms of Mr. Timothy’s employment agreement, Mr. Timothy is paid a base salary of $245,000 per annum effective January 1, 2026, and is entitled to a base salary automatic increase if the Company completes a financing (or series of financing) or strategic transactions that equals or exceeds $100 million. Mr. Timothy’s agreement also provides an opportunity to be granted an annual incentive bonus at the discretion of the Board and participate in the Company’s equity incentive plan on the same terms as other senior executives. As such, the Company will annually grant to the executive 25,000 restricted shares under the 2025 Omnibus Plan, which will vest ratably on the first day of each calendar quarter over the 4 calendar quarters immediately following the grant date.

Mr. Timothy is eligible to participate in all of the Company’s pension, life insurance, health insurance, disability insurance and other benefit plans on the same basis as the Company’s other employee officers participate; entitled to a lump sum M&A transaction bonus two hundred and seventy basis points of the transaction value of certain mergers, stock sales, asset sales, or similar transactions by the Company or its subsidiaries; entitled to a lump sum payment equal to his base salary otherwise payable under the agreement for a three year severance period if terminated “without cause” or if he terminates his own employment for a “good reason event”, as those terms are defined in the agreement, in addition to any target bonus, restricted share award and M&A transaction bonus that would have been payable under the agreement during the applicable periods following the termination date; and subject to certain non-competition covenants and confidentiality provisions that the executive will abide by.

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation of our Named Executive Officers, or “NEOs”, in 2025 and 2024.

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation(3)	Total
Jay Madhu	2025	$331,872	-	$165,200	-	-	-	$5,305	$502,377
President and Chief Executive Officer	2024	$312,500	$297,619	$42,000	-	-	-	$5,305	$657,424

Wrendon Timothy	2025	$225,672	-	$103,250	-	-	-	$5,305	$334,227
Chief Financial Officer and Corporate Secretary	2024	$212,500	$202,381	26,250	-	-	-	$5,305	$446,436

(1)

Amounts represent annual incentive compensation made under the Company’s FY2024 Annual Bonus Program as described in “Compensation Elements” section above. These payments were made during 2025 at the end of the Company’s 2024/25 underwriting treaty year and relates to performance for fiscal 2024.

(2)	All stocks awards were granted under our 2021 Omnibus Incentive Plan. The value reported above in the “Stock Awards” column is the aggregate grant date fair value for the NEO’s restricted share awards granted in 2025, determined in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation”.

(3)	In both 2025 and 2024, Mr. Madhu received $5,305 in company contributions to our defined contribution pension plan. In both 2025 and 2024, Mr. Timothy received $5,305 in company contributions to our defined contribution pension plan.

GRANTS OF PLAN BASED AWARDS IN FISCAL YEAR 2025

Our Compensation Committee, or our Board of Directors acting as our Compensation Committee may grant share options or restricted share awards under our 2021 Omnibus Incentive Plan, as modified from time to time.

	Grant Date	Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards	All other Stock Awards: Number of Shares of Stock or Units (#)		All other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

Jay Madhu	01/02/2025	01/30/2025	-	-	40,000	(1)	-	$-	165,200	(2)

Wrendon Timothy	01/02/2025	01/30/2025	-	-	25,000	(1)	-	$-	103,250	(2)

(1)	The amount represents a grant of restricted shares made pursuant to our 2021 Omnibus Incentive Plan and in accordance with existing employment agreements. The shares were subject to forfeiture upon termination of employment and restriction of transfer, and vested ratably on the grant date and first day of each calendar quarter over the 3 calendar quarters immediately following the grant date, contingent on Mr. Madhu’s and Mr. Timothy’s continuous employment with the Company until the applicable vesting date. The shares were granted conditioned on service to the Company and carry all the rights of a shareholder, including the right to receive dividends at the same rate applicable to all ordinary shareholders.

(2)	The amounts reflect the aggregate grant date fair value for each NEO’s restricted share awards granted in 2025, determined in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation”.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2025

The following table sets forth information regarding outstanding stock options and restricted stock awards held by our NEOs at December 31, 2025, including the number of shares underlying both exercisable and unexercisable portions of each option as well as the exercise price and expiration date of each outstanding option:

Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Jay Madhu	25,000	(1)	-		-	$6.00	1/16/2026	-	-	-	-
	25,000		-		-	$6.06	1/20/2027	-	-	-	-
	175,000		-		-	$6.00	3/2/2031	-	-	-	-
	1,370,250	(3)	1,370,250	(3)	-	$15.00	3/25/2034	-	-	-	-

Wrendon Timothy	10,000	(2)	-		-	$6.00	1/16/2026	-	-	-	-
	10,000		-		-	$6.06	1/20/2027	-	-	-	-
	75,000		-		-	$6.00	3/2/2031	-	-	-	-
	587,250	(4)	587,250	(4)	-	$15.00	3/25/2034	-	-	-	-

(1)

Mr. Madhu was awarded 25,000 stock options on January 16, 2016, 25,000 stock options on January 20, 2017 and 175,000 stock options on March 2, 2021, all of which have fully vested. On January 23, 2025, 120,000 stock options were forfeited upon expiration.

(2)

Mr. Timothy was awarded 10,000 stock options on January 16, 2016, 10,000 stock options on January 20, 2017 and 75,000 stock options on March 2, 2021, all of which have fully vested. On January 23, 2025, 60,000 stock options were forfeited upon expiration.

On January 2, 2025, SurancePlus Holdings Ltd. (“SP Holdings”) effected a stock split of its ordinary shares at a ratio of 7.5-for-1. Historical restricted stock and option grant numbers in the table above have been adjusted to give effect to this stock split.

(3)	Mr. Madhu was awarded 2,470,500 stock options in the Company’s subsidiary, SP Holdings, on March 25, 2024. The options vest quarterly in increments of 171,281.25. The remaining 1,370,250 options will vest over the next 8 quarters, provided that Mr. Madhu remains employed by the Company. These options are exercisable at any time until March 24, 2034 at an exercise price per share equivalent to a Company valuation of $15,000,000.

(4)	Mr. Timothy was awarded 1,174,500 stock options in the Company’s subsidiary, SP Holdings, on March 25, 2024. The options vest quarterly in increments of 73,406.25. The remaining 587,250 options will vest over the next 8 quarters, provided that Mr. Timothy remains employed by the Company. These options are exercisable at any time until March 24, 2034 at an exercise price per share equivalent to a Company valuation of $15,000,000.

OPTION EXERCISES AND STOCK VESTED IN FISCAL 2025

The following table sets forth information regarding stock vested by our NEOs during the year ended December 31, 2025. There were no options exercised by our named executive officers in 2025.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)		Number of Shares Acquired On Vesting (#)		Value Realized on Vesting ($)

Jay Madhu	122,179	627,998	(1)	40,000		$96,600	(2)
	-	-		939,750	(3)	$71,045

Wrendon Timothy	54,980	282,599	(1)	25,000		$60,375	(2)
	-	-		402,750	(3)	$30,448

(1) Based upon the Company’s closing share price on the dates upon which the options were exercised on a cashless basis.

(2) Based upon the Company’s closing share price on the dates upon which the shares vested.

(3) The amount represents a grant of restricted shares (split adjusted) made pursuant to the 2024 Omnibus Incentive Plan of the Company’s subsidiary, SP Holdings. The shares vested on the one-year anniversary of the grant date, and carry all the rights of a shareholder, including the right to receive dividends at the same rate applicable to all ordinary shareholders. As the stock of SP Holdings is not publicly traded, the value realized on vesting was determined based on the book value per share at time of vesting, discounted for the lack of marketability of the shares, in accordance with US GAAP.

POLICIES AND PRACTICES FOR GRANTING CERTAIN EQUITY AWARDS - 2025 Awards

The Company does not have a formal written policy in place with regard to the timing of awards of options or other similar awards in relation to material nonpublic information.

The compensation committee’s general practice is to complete its annual executive compensation review and to determine compensation for our executive officers in connection with the Company’s completion of its audited year-end financial statements. Accordingly, annual equity awards are typically determined at the first compensation committee meeting of the fiscal year. On limited occasions, the Company may grant equity awards outside of its annual grant period for new hires, promotions, recognition, retention or other purposes.

The Company did not make any grants of the Company’s equity during the period beginning four business days before and ending one business day after the filing of any Company periodic report on Form 10-Q, 10-K or the filing or furnishing of any Company Form 8-K that disclosed any material non-public information to named executive officers during fiscal year 2025..

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth our issuance of awards under our former and existing equity compensation plans, the 2014 Omnibus Incentive Plan, the 2021 Omnibus Incentive Plan and the 2025 Omnibus Incentive Plan, as of December 31, 2025:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	451,250	$5.42	1,569,514
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	451,250	$5.42	1,569,514

Share Ownership of Directors, Officers and Principal Shareholders

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 3, 2026 by:

●	each person who is known by us to beneficially own more than 5% of our outstanding ordinary shares,
●	each of our directors and NEOs, and
●	all directors and executive officers as a group.

The percentages of ordinary shares beneficially owned are based on the 8,101,374 ordinary shares outstanding as of April 3, 2026. Information with respect to beneficial ownership has been furnished by each director, executive officer and beneficial owner of more than 5% of our ordinary shares. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to the securities. In computing the number of ordinary shares beneficially owned by a person listed below and the percentage ownership of such person, ordinary shares underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of April 3, 2026 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all persons listed have sole voting and investment power for all ordinary shares shown as beneficially owned by them. Unless otherwise indicated in the footnotes, the address for each principal shareholder is in care of Oxbridge Re Holdings Limited, at Suite 201, 42 Edward Street, P.O. Box 469, Grand Cayman, KY1-9006, Cayman Islands.

	Beneficially Owned at
	April 3, 2026
Name of Beneficial Owners	Number of Ordinary Shares		Percent
5% Shareholders:

Allan Martin	964,422	(1)	11.15%

Named Executive Officers and Directors:
Jay Madhu	926,178	(2)	10.86%
Wrendon Timothy	282,530	(3)	3.44%
Dwight Merren	59,496		***
Lesley Thompson	75,496		***
Arun Gowda	59,496		***
All Executive Officers and Directors as a Group (5 persons)	1,403,196		16.25%

*** Indicates less than 1%

(1)	Includes 173,319 ordinary shares held by Allan Martin and 67,312 ordinary shares held by Allan Martin and his wife, Marie Martin, jointly; 83,300 ordinary shares issuable upon the exercise of warrants held by Allan Martin and 175,998 ordinary shares issuable upon the exercise of warrants held by Allan Martin and his wife, Marie Martin, jointly, that are currently exercisable; 68,770 ordinary shares held by Fleur de Lis Partners, LLLP, and 249,000 ordinary shares issuable upon the exercise of warrants held by Fleur de Lis Partners, LLLP that are currently exercisable. As the general partner of Fleur de Lis Partners, LLLP, Mr. Martin has voting and investment power over the ordinary shares and warrants held by that entity. The amount also includes 107,723 shares held by the Martin Family Foundation, Inc.; and 39,000 ordinary shares issuable upon the exercise of warrants held by the Martin Family Foundation, Inc. that are currently exercisable. Mr. Martin serves on Board of Directors of the Foundation.

(2)	Includes 125,231 ordinary shares held by Universal Finance & Investments, L.C. and 203,768 ordinary shares issuable upon the exercise of warrants held by Universal Finance & Investments, L.C. that are currently exercisable. As the sole owner and manager of Universal Finance & Investments, L.C., Mr. Madhu has voting and investment power over the ordinary shares and warrants held by that entity. Also includes 372,179 ordinary shares held in Mr. Madhu’s name and 225,000 ordinary shares issuable upon the exercise of stock options held by Mr. Madhu that are currently exercisable.

(4)	Consists of 7,500 ordinary shares issuable upon the exercise of warrants held by Mr. Timothy, individually, that are currently exercisable; 180,030 ordinary shares held by Mr. Timothy, individually; and 95,000 ordinary shares issuable upon the exercise of stock options held by Mr. Timothy that are currently exercisable.

DELINQUENT SECTION 16(A) REPORTS

Based solely upon a review of Forms 3, 4 and 5 filed for the year ended December 31, 2025, we believe that all of our current directors, officers and 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them. In addition, all such forms were timely filed, except as follows:

●	Wrendon Timothy filed a Form 4 reporting his changes in beneficial ownership late for transactions that occurred on February 14, 2025.
●	Sanjay Madhu filed a Form 4 reporting his changes in beneficial ownership late for transactions that occurred on February 14, 2025.
●	Dwight Lyndon Merren filed a Form 4 reporting his changes in beneficial ownership late for transactions that occurred on February 14, 2025.
●	Lesley Thompson filed a Form 4 reporting her changes in beneficial ownership late for transactions that occurred on February 14, 2025.
●	Arun Gowda filed a Form 4 reporting his changes in beneficial ownership late for transactions that occurred on February 14, 2025.
●	Jay Madhu filed a Form 4 reporting his changes in beneficial ownership late for transactions that occurred on May 22, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board has determined that (1) Jay Madhu and Wrendon Timothy do not qualify as independent directors under the applicable rules of The Nasdaq Stock Market and the Securities and Exchange Commission (“SEC”) and (2) Arun Gowda, Dwight Merren and Lesley Thompson qualify as independent directors under the applicable rules of The Nasdaq Stock Market and the SEC.

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

Related-Party Transactions

Reinsurance Contracts with Related Parties

EpsilonCat Re Tokens

During the year ended December 31, 2024, Mr. Jay Madhu, a director and officer of the Company and its subsidiaries, entered into subscription agreement to purchase a total of 9,245 Series Epsilon Cat Re tokens at a purchase price of $10.00 per token for aggregate gross proceeds of $92,447. Ownership of EpsilonCat Re tokenized reinsurance securities indirectly confers fractionalized interests in reinsurance contracts underwritten by Oxbridge Re NS for the 2025-2026 treaty year.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accountant Fees and Services

The following table sets forth the aggregate fees for services related to the years ended December 31, 2025 and 2024 as provided by Hacker, Johnson & Smith PA, our principal accountant:

	2025	2024
Audit Fees (a)	$78,500	$73,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	28,500	28,000
Total	$107,000	$101,000

(a)	Audit Fees represent fees billed for professional services rendered for the audit of our annual financial statements and review of our quarterly financial statements included in our quarterly reports on Form 10-Q. All other fees represent fees billed for professional services rendered by Hacker, Johnson & Smith PA in providing comfort letters to the Company’s underwriter on its ATM quarterly bringdown due diligence, as well as the audits of SurancePlus Holdings Ltd. The above fees are exclusive of audit fees of $40,000 (2024: $35,000) paid / payable for the statutory audit of the company’s reinsurance subsidiaries, Oxbridge Reinsurance Limited and Oxbridge Re NS, conducted by RSM Cayman Ltd.

Audit Committee’s Pre-Approval Policies and Procedures

Our Audit Committee charter includes our policy regarding the approval of audit and non-audit services performed by our independent auditors. The Audit Committee is responsible for retaining and evaluating the independent auditors’ qualifications, performance and independence. The Audit Committee pre-approves all auditing services, internal control-related services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditors, subject to such exceptions for non-audit services as permitted by applicable laws and regulations. The Audit Committee may delegate this authority to a subcommittee consisting of one or more Audit Committee members, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals are presented to the full Audit Committee at its next meeting. Our Board approved all professional services provided to us by Hacker, Johnson & Smith PA and RSM Cayman Ltd. during 2025 and 2024.

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

19.1#	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Oxbridge Re Holdings Limited’s Form 10-K filed March 30, 2025) (Commission File No.1-36346).

List of Subsidiaries of Oxbridge Re Holdings Limited (incorporated by reference to Exhibit 21 to Oxbridge Re Holdings Limited’s Annual Report on Form 10-K filed March 30, 2026) (Commission File No. 1-36346).

23.1

Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to Oxbridge Re Holdings Limited’s Annual Report on Form 10-K filed March 30, 2026) (Commission File No. 1-36346).

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.1 to Oxbridge Re Holdings Limited’s Annual Report on Form 10-K filed March 30, 2026) (Commission File No. 1-36346).

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.2 to Oxbridge Re Holdings Limited’s Annual Report on Form 10-K filed March 30, 2026) (Commission File No. 1-36346).

31.3 **	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.4 **	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32

Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 (incorporated by reference to Exhibit 32 to Oxbridge Re Holdings Limited’s Annual Report on Form 10-K filed March 30, 2026) (Commission File No. 1-36346).

101	The following materials from Oxbridge Re Holdings Limited’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Shareholders’ Equity and (vi) Notes to Consolidated Financial Statements (incorporated by reference to Exhibit 101 to Oxbridge Re Holdings Limited’s Annual Report on Form 10-K filed March 30, 2026) (Commission File No. 1-36346).

104	Cover Page Interactive Data File for this Amendment (formatted as Inline XBRL)

* Indicates a management contract or compensatory plan or arrangement.

** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

OXBRIDGE RE HOLDINGS LIMITED

Date: April 3, 2026	By:	/s/ JAY MADHU
Jay Madhu
Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below as of April 3, 2026 by the following persons on behalf of the registrant and in the capacities indicated:

/s/ WRENDON TIMOTHY	/s/ JAY MADHU
Wrendon Timothy	Jay Madhu
Chief Financial Officer and Secretary	Chief Executive Officer, President and Director
(Principal Financial Officer and Principal Accounting Officer)	(Principal Executive Officer)

/s/ LESLEY THOMPSON	/s/ DWIGHT MERREN
Lesley Thompson	Dwight Merren
Director	Director

/s/ ARUN GOWDA
Arun Gowda
Director

