Form 10-Q
period 2026-03-31
OXBRIDGE RE HOLDINGS Ltd
filed 2026-05-11
CIK 1584831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026; [ 8,101,374 ] ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At March 31, 2026	At December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$885	268
Restricted cash and cash equivalents	7,303	6,708
Premiums receivable	230	766
Deferred policy acquisition costs	41	102
Operating lease right-of-use assets	89	43
Prepayment and other assets	174	150
Property and equipment, net	15	16
Total assets	$8,737	8,053

Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	91	91
Notes payable to noteholders	118	118
Unearned premiums reserve	370	926
Losses payable	73	73
Loan payable	1,000	-
Operating lease liabilities	89	43
Accounts payable and other liabilities	381	309
Total liabilities	2,122	1,560

Mezzanine Equity
Due to EpsilonCat Re / DeltaCat Re / EtaCat Re / ZetaCat Re Tokenholders	520	518

Shareholders’ equity:
Ordinary share capital, (par value $0.001, 500,000,000 shares authorized; 7,801,374 and 7,664,122 shares issued and outstanding)	6	6
Additional paid-in capital	38,129	38,047
Accumulated Deficit	(32,115)	(32,137)
Total Oxbridge shareholders’ equity	6,020	5,916
Non-controlling interests	75	59
Total shareholders’ equity	6,095	5,975
Total liabilities, mezzanine and shareholders’ equity	$8,737	8,053

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(expressed in thousands of U.S. Dollars, except per share amounts)

	Three Months Ended March 31,
	2026	2025

Revenue

Net premiums earned	$555	595
Net investment and other income	68	79
Unrealized loss on other investments	-	(20)
Realized gain on other investments	-	35
Change in fair value of equity securities	-	3

Total revenue	623	692

Expenses
Policy acquisition costs and underwriting expenses	61	65
General and administrative expenses	522	505

Total expenses	583	570
Income before income attributable to tokenholders and non-controlling interests	40	122

Income attributable to tokenholders	(2)	(247)

Income (loss) before income attributable to non-controlling interests	38	(125)

Income attributable to non-controlling interests	(16)	(14)

Net income (loss) attributable to ordinary shareholders	22	(139)

Income (loss) per share attributable to ordinary shareholders
Basic and Diluted	-	(0.02)

Weighted-average shares outstanding
Basic and Diluted	7,799,832	6,899,062

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Three Months Ended
	March 31,
	2026	2025
Operating activities
Net income (loss) attributable to ordinary shareholders	$22	(139)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	82	108
Realized gain on other investments	-	(35)
Depreciation and amortization	1	-
Change in fair value of other investments	-	20
Change in fair value of equity securities	-	(3)
Income attributable to non-controlling interests	16	14
Change in operating assets and liabilities:
Operating right-of-use asset	(43)	26
Operating lease liabilities	43	(26)
Premiums receivable	536	836
Deferred policy acquisition costs	61	65
Prepayment and other assets	(24)	(66)
Unearned premiums reserve	(556)	(594)
Accounts payable and other liabilities	72	66
Net cash provided by operating activities	210	272

Investing activities
Proceeds from sale of other investments	-	63
Net cash provided by investing activities	-	63

Financing activities
Proceeds from Tokenholders	2	247
Proceeds from loan payable	1,000	3,122

Net cash provided by financing activities	1,002	3,369

Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the period	1,212	3,704
Balance at beginning of period	6,976	5,893

Balance at end of period	$8,188	9,597

Non-cash investing and financing activities
Right-of-use lease asset obtained in exchange for operating lease liabilities	$89	-

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Three Months Ended March 31, 2026 and 2025

(expressed in thousands of U.S. Dollars, except share amounts)

	Ordinary Share Capital		Additional Paid-in	Accumulated	Non-Controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at December 31, 2024	6,379,002	$6	$34,105	$(30,163)	$162	$4,110
Net loss attributable to ordinary shareholders	-	-	-	(139)	-	(139)
Income attributable to non-controlling interests	-	-	-	-	14	14
Issuance of restricted stock, net	83,162	-	-	-	-	-
Issuance of ordinary shares	803,599	-	3,122			3,122
Issuance of shares upon exercise of options	177,159
Share-based compensation	-	-	108	-	-	108
Balance at March 31, 2025	7,442,922	6	37,335	(30,302)	176	7,215

Balance at December 31, 2025	7,664,122	6	38,047	(32,137)	59	5,975
Net income attributable to ordinary shareholders	-	-	-	22	-	22
Income attributable to non-controlling interests	-	-	-	-	16	16
Issuance of restricted stock, net	137,252	-	-	-	-	-
Share-based compensation	-	-	82	-	-	82
Balance at March 31, 2026	7,801,374	$6	$38,129	$(32,115)	$75	$6,095

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2026

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

(b) Basis of Presentation and Consolidation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of March 31, 2026 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2026. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Form 10-K, which was filed with the SEC on March 30, 2026.

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

March 31, 2026

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

Investments: The Company from time to time invests in fixed-maturity debt securities and equity securities, and for which its fixed-maturity debt securities are classified as available-for-sale. The Company’s available for sale debt investments are carried at fair value with changes in fair value included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. For the Company’s investment in equity securities, the changes in fair value are recorded within the consolidated statements of operations. At March 31, 2026 and December 31, 2025 the Company did not own any fixed maturity debt securities or equity securities.

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

Loan payable: The company recognizes loans payable in accordance with Accounting Standards Codification (“ASC”) 470 Debt and ASC 835 Interest under U.S. GAAP. The loan is recognized at the amount of proceeds received, net of any directly attributable issuance costs. Subsequently, the loan is measured at amortized cost using the effective interest method, whereby interest expense is recognized over the term of the loan based on the effective interest rate.

Non-controlling interests: Non-controlling interests represent the portion of net assets and net income of consolidated subsidiaries that are not attributable to the Company. The Company recognizes non-controlling interests as a separate component of equity in the consolidated balance sheets and separately presents the portion of net income (loss) attributable to non-controlling interests in the consolidated statements of operations. Changes in the Company’s ownership interests in its subsidiaries that do not result in loss of control are accounted for as equity transactions. The non-controlling interest holders are not obligated to fund losses in the consolidated subsidiaries. The Company evaluates all transactions with non-controlling interest holders based on ASC 810 guidance and records any gains or losses directly to equity.

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

March 31, 2026

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

March 31, 2026

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

Ceded premiums are written during the period in which the risk is incepted and are expensed over the contract period in proportion to the period of protection. Unearned premiums ceded consist of the unexpired portion of the reinsurance obtained. There were no unearned premiums ceded at March 31, 2026 or December 31,2025.

Uncertain Income Tax Positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at March 31, 2026.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2026

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Income (Loss) Per Share: Basic income (loss) per share has been computed on the basis of the weighted-average number of ordinary shares outstanding during the periods presented. Diluted income (loss) per share is computed based on the weighted-average number of ordinary shares outstanding and reflects the assumed exercise or conversion of diluted securities, such as stock options and warrants, computed using the treasury stock method.

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

Adoption of New Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Except as noted below, there were no significant ASUs adopted during the three months ended March 31, 2026.

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

Reclassifications: Any reclassifications of prior period amounts have been made to conform to the current period presentation.

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At March 31, 2026	At December 31, 2025
	(in thousands)

Cash on deposit	$885	$268
Restricted cash held in trust	7,303	6,708
Total	$8,188	$6,976

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

March 31, 2026

4. FAIR VALUE MEASUREMENTS

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of March 31, 2026 and December 31, 2025:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of March 31, 2026	($ in thousands)
Financial Assets:
Cash and cash equivalents	$885	$-	$-	$885

Restricted cash and cash equivalents	$7,303	$-	$-	$7,303

Total	$8,188	$-	$-	$8,188

Financial Liabilities:
Loan payable	$(1,000)	$-	$-	$(1,000)

Accounts payable and other liabilities	$(381)	$-	$-	$(381)

Total	$(1,381)	$-	$-	$(1,381)

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2025	($ in thousands)
Financial Assets:
Cash and cash equivalents	$268	$-	$-	$268

Restricted cash and cash equivalents	$6,708	$-	$-	$6,708

Total	$6,976	$-	$-	$6,976

There were no transfers between Levels 1, 2 or 3 during the three-months ended March 31, 2026 and 2025.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2026

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

March 31, 2026

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

The outstanding balance was $118,000 as of March 31, 2026 and December 31, 2025. The cedant under the related reinsurance treaty subsequently declared bankruptcy, and the associated collateral remains restricted within the trust account. The remaining participating note liabilities will be settled if and once the collateral funds (or a portion therefore) held in trust become available.

The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the three-months ended March 31, 2026 and 2025 was $0

SurancePlus Inc.

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

March 31, 2026

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2026

6. VARIABLE INTEREST ENTITIES (continued)

Statements of Operations Data:	For Three Months Ended March 31, 2026	For Three Months Ended March 31, 2025
	(Unaudited)	(Unaudited)

Net investment and other income	-	7
Underwriting related income	494	529
Total revenue	494	536
Expenses	(14)	(30)
Income attributable to tokenholders	(458)	(482)
Net income attributable to ordinary shareholders	22	24

Balance Sheet Data:	At March 31, 2026	At December 31, 2025
	(Unaudited)	(Unaudited)
	(In thousands)	(In thousands)
Total assets	7,782	5,330
Amounts due to tokenholders*	2,085	2,766
Due to Parent	59	70
Due to affiliate	263	-
Total shareholder’s equity	5,375	2,494

*	includes underwriting profit of $457,000 (2025: $788,000) due to Parent.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2026

7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

	At March 31, 2026	At March 31, 2025
(in thousands)

Balance, beginning of period	$91	$-
Incurred related to:
Current period	-	-
Prior period	-	-
Total incurred	-	-
Paid related to:
Current period	-	-
Prior period	-	-
Total paid	-	-
Balance, end of period	$91	$-

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

There were no losses incurred during the three months period ended March 31, 2026. No losses were incurred relating to the 2025/26 treaty.

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

March 31, 2026

8. INCOME (LOSS) PER SHARE

A summary of the numerator and denominator of the basic and diluted loss per share is presented below (dollars in thousands except per share amounts ):

	Three Months Ended
	March 31,
	2026	2025

Numerator:
Net Income (loss) attributable to ordinary shareholders	$22	(139)

Denominator:
Weighted average shares - basic	7,799,832	6,899,062
Weighted average shares - diluted	7,799,832	6,899,062
Income (loss) per share - basic	$-	(0.02)
Income (loss) per share - diluted	$-	(0.02)

For the three-month period ended March 31, 2026, 451,250 options to purchase 451,250 ordinary shares were anti-dilutive due to the exercise price of these securities, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary shares during the period ended March 31, 2026.

For the three-month period ended March 31, 2025, 846,250 options to purchase 846,250 ordinary shares were anti-dilutive due to the net losses during this period. See Note 11.

For the three-month period ended March 31, 2026, 1,411,768 warrants to purchase an aggregate of 1,411,768 ordinary shares were anti-dilutive due to the exercise price of these securities, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary shares during the period ended March 31, 2026.

For the three-month periods ended March 31, 2025, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive due to the net losses during this period. See Note 9.

GAAP requires the Company to use the two-class method in computing basic loss per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted income (loss) per share during the periods ended March 31, 2026 and 2025.

9. EQUITY

Ordinary Shares

There were 7,801,374 and 7,664,122 ordinary shares outstanding at March 31, 2026 and December 31, 2025, respectively.

WARRANTS

On January 29, 2024, the Company extended the expiration date of the warrants (NASDAQ: OXBRW) (the “Warrants”) to 5:00 p.m. Philadelphia time on the earlier to occur of (a) March 26, 2029 and (b) the date fixed for cancellation by the Company following any 20-trading day period in which the Company’s ordinary shares traded above $9.38 per share for at least ten trading days.

There were 8,230,700 warrants outstanding at March 31, 2026 and December 31, 2025. One warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per share on or before March 26, 2029. The Company at its option may cancel the warrants in whole or in part, provided that the closing price per ordinary share has exceeded $9.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period. No warrants were exercised during the periods ended March 31, 2026 and 2025.

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

March 31, 2026

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

On January 2, 2026 137,252 restricted stock was awarded under the 2025 Plan. At March 31, 2026 there were 1,432,262 shares available for grant under the 2025 Plan.

Stock options

Stock options granted and outstanding under the Plan vests quarterly over four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the three-month periods ended March 31, 2026 and 2025 are as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2024	846,250	$4.63	4.8 years	$-
Forfeited	(180,000)	$6.00
Exercised during the quarter	(290,000)	$2.00
Outstanding at March 31, 2025	376,250	$6.01	4.92 years	$-
Exercisable at March 31, 2025	376,250	$6.01	4.92 years	$-

Outstanding at December 31, 2025	451,250	$5.92	4.30 years	$-
Outstanding at March 31, 2026	451,250	$5.42	4.81 years	$-
Exercisable at March 31, 2026	390,313	$5.88	4.12 years	$-

Compensation expense recognized for the three-month periods ended March 31, 2026 and 2025 totaled $8,000 and $0, respectively. Compensation expense is included in general and administrative expenses. At March 31, 2026, there was approximately $100,812 of total unrecognized compensation expense related to non-vested stock options granted under the Plans.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2026

11. SHARE-BASED COMPENSATION (cont’d)

Restricted Stock Awards (cont’d)

During the three-month periods ended March 31, 2026 and 2025, the Company granted 137,252 and 83,162 shares of restricted stock, respectively, to directors and employees under the 2025 and 2021 Plan respectively. Information with respect to the activity of unvested restricted stock awards during the periods ended March 31, 2026 and 2025 is as follows (share amounts not in thousands):

	Weighted-
	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Nonvested at December 31, 2024	38,715
Granted	83,162	$1.07
Vested	(54,965)	$1.07
Nonvested at March 31, 2025	66,912

Nonvested at December 31, 2025	18,581
Granted	137,252	$1.31
Vested	(33,831)	$2.20
Nonvested at March 31, 2026	122,002

Compensation expense recognized for the three-month periods ended March 31, 2026 and 2025 totaled $74,000 and $108,000, respectively and is included in general and administrative expenses. At March 31, 2026, there was approximately $164,000 unrecognized compensation expense related to non-vested restricted stock granted under the Plan, which the Company expects to recognize over a weighted-average period of nine (9) months.

12. NET WORTH FOR REGULATORY PURPOSES

The subsidiaries are subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of their respective licenses, Oxbridge Reinsurance Limited and Oxbridge Re NS are required to maintain a minimum and prescribed capital requirement of $500 in accordance with the relevant subsidiary’s approved business plan filed with CIMA.

At March 31, 2026, Oxbridge Reinsurance Limited’s net worth of $56,000 exceeded the minimum and prescribed capital requirement. For the three-month periods ended March 31, 2026 and 2025, Oxbridge Reinsurance Limited’s net income was approximately $4,000 and $19,000, respectively.

At March 31, 2026, the Oxbridge Re NS’ net worth of $631,000 exceeded the minimum and prescribed capital requirement. For the three-month periods ended March31, 2026 and 2025 the Oxbridge Re NS’ net income was approximately $56,000 and $45,000, respectively.

The Subsidiaries are not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiaries’ GAAP capital, surplus and net (loss) income, and its statutory capital, surplus and net (loss) income as of March 31, 2026 or for the period then ended.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2026

13. FAIR VALUE AND CERTAIN RISKS AND UNCERTAINTIES

Fair values

With the exception of balances in respect of insurance contracts (which are specifically excluded from fair value disclosures under GAAP) the carrying amounts of all other financial instruments, which consist of cash and cash equivalents, restricted cash and cash equivalents, premiums receivable and other assets, notes payable, loan payable and accounts payable and other liabilities, approximate their fair values due to their short-term nature.

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

March 31, 2026

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

The Company has two operating lease obligations for the Company’s office facilities located at Suite 201, 42 Edward Street Grand Cayman, Cayman Islands, and its residential lease at Turnberry Villas in Grand Cayman, Cayman Islands. The office lease has a remaining lease term of approximately eleven 11) months and includes an option to extend the lease. Under the terms of the lease, the Company also has the right to terminate the lease after twenty four (24) months upon giving appropriate notice in writing to the Lessor. The residential lease has a remaining lease term of approximately nine (9) months

The components of lease expense and other lease information as of and during the three-month periods ended March 31, 2026 and 2025 are as follows:

	For the Three-Month Period	For the Three-Month Period
(in thousands)	Ended March 31, 2026	Ended March 31, 2025
Operating Lease Cost (1)	$29	$28

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$29	$28

(1)	Includes short-term leases

(in thousands)	At March 31, 2026	At December 31, 2025
Operating lease right-of-use assets	$89	$43

Operating lease liabilities	$89	$43

Weighted-average remaining lease term - operating leases	0.81 years	0.75 years

Weighted-average discount rate - operating leases	8.42%	9.50%

Future minimum lease payments under non-cancellable leases as of March 31, 2026 and December 31, 2025, reconciled to our discounted operating lease liability presented on the consolidated balance sheets are as follows:

(in thousands)	At March 31, 2026	At December 31, 2025

2026	86	39
2027	6	6
Total future minimum lease payments	$92	$45

Less imputed interest	(3)	(2)
Total operating lease liability	$89	$43

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

March 31, 2026

15. RELATED PARTY TRANSACTIONS

HCI and Tailrow Insurance exchange (“HCI”) Contract

During the three months ended March 31, 2026, the Company entered into a reinsurance agreement with HCI, which is a related entity through common directorship. At March 31, 2026, included within premium receivable, deferred policy acquisition costs and unearned premium reserve on the consolidated balance sheets are amounts equal to $230,000, $19,000 and $172,000 respectively, relating to the reinsurance agreement with HCI. During the three-month period ended March 31, 2026, included within assumed premiums, change in unearned premium reserve and policy acquisition costs and underwriting expenses on the consolidated statements of operations are amounts equal to $0, $250,000 and $27,000, respectively.

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

Promissory Note

On February 11, 2026, the Company entered into a Promissory Note (the “Note”) pursuant to which the Company borrowed $1,000,000 in principal amount. The Note has a 6-month maturity, with the outstanding principal and interest due and payable on August 14, 2026, unless repaid earlier. The Note bears interest at a rate of 16% per annum, and should an event of default occur, interest accrues at a rate of 36% per annum, or the maximum rate permitted by applicable law. The Note may be prepaid at any time without premium or penalty. The Note is secured by a Security Agreement granting the lender a security interest in substantially all assets of the Company. Included within accounts payable and other liabilities is $21,000 of accrued interest payable on the promissory note.

16. SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements. There were no events subsequent to March 31, 2026 for which disclosure was required except as disclosed below.

ATM Facility

Subsequent to the period ended March 31, 2026, we have sold 300,000 ordinary shares under the ATM program for gross proceeds of $352,000 at an average price of $1.17 per share. After deducting commissions related to the ATM offering of $10,500, the net proceeds we received from the transactions were $341,500. The proceeds from the ATM sales are being used for general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q, including in this Management’s Discussion and Analysis, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believe,” “project,” “predict,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” contained in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2026. We undertake no obligation to publicly update or revise any forward -looking statements, whether as a result of new information, future events, or otherwise. Readers are cautioned not to place undue reliance on the forward -looking statements which speak only to the dates on which they were made.

GENERAL

The following is a discussion and analysis of our results of operations for the three-month periods ended March 31, 2026 and 2025 and our financial condition as of March 31, 2026 and December 31, 2025. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2026. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its subsidiaries, Oxbridge Reinsurance Limited, Oxbridge Re NS, SurancePlus Holdings Ltd., SurancePlus, Inc. and DSN Blockchain Technologies Ltd., unless the context dictates otherwise.

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

Subsequent to the period ended March 31, 2026, we have sold 300,000 ordinary shares under the ATM program for gross proceeds of $352,000 at an average price of $1.17 per share. After deducting commissions related to the ATM offering of $10,500, the net proceeds we received from the transactions were $341,500. The proceeds from the ATM sales are being used for general corporate purposes.

AI Data Centers

The Company is currently exploring various opportunities to diversify our business into the AI data center industry, including the potential tokenization of AI data center revenue streams, the potential partnering with third parties to develop, own, and manage AI data center sites and equipment, and other businesses opportunities ancillary to the data center industry.

PRINCIPAL REVENUE AND EXPENSE ITEMS

Revenues

We derive our most significant revenues from three principal sources:

●	premiums assumed from reinsurance on property and casualty business;
●	income from investments and unrealized (loss) gain on other investments;
●	income from SurancePlus management fees.

Premiums Assumed

Premiums assumed include all premiums received by a reinsurance company during a specified accounting period, even if the policy provides coverage beyond the end of the period. Premiums are earned over the term of the related policies. At the end of each accounting period, the portion of the premiums that are not yet earned are included in the unearned premiums reserve and are realized as revenue in subsequent periods over the remaining term of the policy. Our policies typically have a term of twelve months. Thus, for example, for a policy that is written on July 1, 2026, typically one-half of the premiums will be earned in 2026 and the other half will be earned during 2027. However, in the event of limit losses on our policies, premium recognition will be accelerated to match losses incurred in the period, when there is no possibility of any future treaty-year losses under the contracts.

Premiums from reinsurance on property and casualty business assumed are directly related to the number, type and pricing of contracts we write.

Premiums assumed are recorded net of change in loss experience refund, which consists of changes in amounts due to the cedants under our reinsurance contracts. These contracts contain retrospective provisions that adjust premiums in the event losses are minimal or zero. We recognize a liability pro-rata over the period in which the absence of loss experience obligates us to refund premiums under the contracts, and we will derecognize such liability in the period in which a loss experience arises. The change in loss experience refund is negatively correlated to loss and loss adjustment expenses described below.

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

RESULTS OF OPERATIONS

The following is our consolidated statement of operations and performance ratios for the three month periods ended March 31, 2026 and 2025 (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025

Revenue

Net premiums earned	$555	595
Net investment and other income	68	79
Unrealized loss on other investments	-	(20)
Realized gain on other investments	-	35
Change in fair value of equity securities	-	3

Total revenue	623	692

Expenses
Policy acquisition costs and underwriting expenses	61	65
General and administrative expenses	522	505

Total expenses	583	570
Income before income attributable to tokenholders and non-controlling interests	40	122

Income attributable to tokenholders	(2)	(247)

Income (loss) before income attributable to non-controlling interests	38	(125)

Income attributable to non-controlling interests	(16)	(14)

Net income (loss) attributable to ordinary shareholders	22	(139)

Income (loss) per share attributable to ordinary shareholders
Basic and Diluted	-	(0.02)

Weighted-average shares outstanding
Basic and Diluted	7,799,832	6,899,062

Performance ratios to net premiums earned:
Loss ratio	0.0%	0.0%
Acquisition cost ratio	11.0%	10.9%
Expense ratio	105.0%	95.8%
Combined ratio	105.0%	95.8%

General. Net income for the quarter March 31, 2026 was $22,000, or $0.003 basic and diluted income per share compared to a net loss of $139,000, or ($0.02) basic and diluted loss per share, for the quarter ended March 31, 2025. The decrease in net loss is primarily due to a decreased allocation of underwriting income to tokenholders, as the Company itself is the major contributor toward 2025/26 treaty contracts in place, coupled with a decrease in unrealized loss on other investments during the quarter ended March 31, 2026 when compared with the prior period.

Premium Income. Net premiums earned typically reflects the pro rata inclusion into income of premiums assumed over the life of the reinsurance contracts.

Net premiums earned for the quarter ended March 31, 2026 decreased to $555,000 from $595,000 for the quarter ended March 31, 2025. The decrease is due to lower weighted average rate on reinsurance contracts in force during the quarter ended March 31, 2026, when compared to the prior period.

Losses Incurred. There were no losses incurred during the three-month periods ending March 31, 2026 and 2025.

Policy Acquisition Costs. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs for the quarter ending March 31, 2026 decreased to $61,000 from $65,000 for the quarter ending March 31, 2025. The decrease is due to the rates on contracts in force in the quarter ended March 31, 2026, and the resulting acquisition costs, when compared to the rates on contracts in the prior-year period.

General and Administrative Expenses. General and administrative expenses for the quarter ended March 31, 2026 increased to $522,000 from $505,000 for the quarter ended March 31, 2025. The increase is primarily due to increased professional costs relating to investor relations and our web3 subsidiary marketing and operations.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio remained consistent at 0% for the three-month period ended March 31, 2026 when compared with prior comparative period.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs and other underwriting expenses to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business.

The acquisition cost ratio increased marginally to 11.0% for the quarter ended March 31, 2025 from 10.9% for the quarter ended March 31, 2025.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs and general and administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. For the three-month period ended March 31, 2026, the expense ratio increased to 105%, from 95.8% for the three-month period ended March 31, 2025. The increase is primarily due to increased professional costs relating to investor relations and our web3 subsidiary marketing and operations.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. For the three-month period ended March 31, 2026, the combined ratio increased to 105%, from 95.8% for the three-month period ended March 31, 2025. The increase is primarily due to increased professional costs relating to investor relations and our web3 subsidiary marketing and operations.

FINANCIAL CONDITION –March 31, 2026 COMPARED TO DECEMBER 31, 2025

Restricted Cash and Cash Equivalents. As of March 31, 2026, our restricted cash and cash equivalents increased by $1.21 million to $8.19 million, from $6.98 million as of December 31, 2025. The increase is the net result of premium deposits made during the three-months ending March 31, 2026 and the $1 million proceeds from the loan payable.

Notes Payable to Noteholders. As of March 31, 2026, our notes payable remained at $118,000 as there were no redemptions during the period.

Mezannine Equity –Cat Re Tokenholders. As of March 31,, 2026, amounts due to CatRe tokenholders increased to $520,000 from $518,000 at December 31, 2025. The increase is due to the recognition of three months of underwriting-relating income that is attributable to third-party tokenholders.

Loan Payable. As of March 31, 2026, our loan payable was $1 million compared to $0 at December 31, 2025. The increase is due to a short-term loan obtained during the three months ended March 31, 2026.

Unearned Premiums Reserve. As of March 31, 2026, our unearned premiums reserve decreased by $556,000, to $370,000 from $926,000 at December 31, 2025. The decrease is due to change in unearned premium reserves for the three month period ended March 31, 2026.

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

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts (net of brokerage fees and federal excise taxes, where applicable) and investment income, including interest, dividends and realized gains. We use cash to pay losses and loss adjustment expenses, other underwriting expenses, dividends, and general and administrative expenses. Substantially all our surplus funds, net of funds required for cash liquidity purposes, are invested in accordance with our business plan and investment guidelines. Our current investment portfolio is primarily comprised solely of cash.

As of March 31, 2026, we believe we had sufficient cash flows from operations to meet our liquidity requirements in the short term. We expect that our operational needs for liquidity will be met by cash, investment income, sales under our existing ATM facilities, funds generated from underwriting activities and/or proceeds from the short-term loan we secured, which we intend to settle in June 2026. We have no current plans to issue further debt, and we expect to fund our operations for the foreseeable future from operating cash flows, as well as from current and potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, its subsidiaries Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for each subsidiary is $500. As of March 31, 2026, each subsidiary exceeded the minimum required. By law, each subsidiary is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing, and financing activities for the three-month periods ended March 31, 2026 and 2025 are summarized below.

Cash Flows for the three months ended March 31, 2026 (in thousands)

Net cash provided by operating activities for the three-months ended March 31, 2026 totaled $210, which consisted primarily of cash received net written premiums less cash disbursed for operating expenses. Net cash provided by financing activities was $1 million and primarily consisted of the proceeds from the loan payable during the period.

Cash Flows for the Three months ended March 31, 2025 (in thousands)

Net cash provided by operating activities for the three months ended March 31, 2025 totaled $272, which consisted primarily of cash received net written premiums less cash disbursed for operating expenses. Net provided by investing activities was $63, which consisted of consideration received on sale of other investment. Net provided by financing activities was $3.4 million which consisted of net proceeds from issuance of ordinary shares through the Company’s ATM facility and the registered direct offering completed during the quarter.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2026, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Report on Form 10-Q (March 31, 2026). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any litigation or arbitration. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

Item 1A. Risk Factors

There have been no material changes to our risk factors during the three-months ended March 31, 2026.

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

Subsequent to the period ended March 31, 2026, we have sold 300,000 ordinary shares under the ATM program for gross proceeds of $352,000 at an average price of $1.17 per share. After deducting commissions related to the ATM offering of $10,500, the net proceeds we received from the transactions were $341,500. The proceeds from the ATM sales are being used for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit No.	Document

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: May 11, 2026	By:	/s/ JAY MADHU
Jay Madhu
Chief Executive Officer and President (Principal Executive Officer)

Date: May 11, 2026	By:	/s/ WRENDON TIMOTHY
Wrendon Timothy
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

