Form 10-Q
period 2026-06-30
OXBRIDGE RE HOLDINGS Ltd
filed 2026-08-13
CIK 1584831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026; [8,138,577] ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At June 30, 2026	At December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$4,111	$268
Restricted cash and cash equivalents (Cat Re token program)	3,691	6,708
Restricted cash and cash equivalents (HCI 2026 token program)	12,020	-
Premiums receivable	307	766
Deferred policy acquisition costs	35	102
Operating lease right-of-use assets	62	43
Prepayment and other assets	132	150
Property and equipment, net	14	16
Total assets	$20,372	$8,053

Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	91	91
Notes payable to noteholders	118	118
Premium payable	31	-
Unearned premiums reserve	316	926
Losses payable	73	73
Operating lease liabilities	62	43
Accounts payable and other liabilities	329	309
Total liabilities	1,020	1,560

Mezzanine Equity
Due to Cat Re / T20 / T42 tokenholders	558	518
100,000 HCI 2026 Series A tokens at redemption value of $36 per token	3,600	-
100,000 HCI 2026 Series B tokens at redemption value of $49 per token	4,900	-
100,000 HCI 2026 Series C tokens at redemption value of $35.20 per token	3,520	-
Total Mezzanine equity	12,578	518
Shareholders’ equity:
Ordinary share capital, (par value $0.001, 500,000,000 shares authorized; 8,101,374 and 7,664,122 shares issued and outstanding)	6	6
Additional paid-in capital	38,516	38,047
Accumulated Deficit	(31,936)	(32,137)
Total Oxbridge shareholders’ equity	6,586	5,916
Non-controlling interests	188	59
Total shareholders’ equity	6,774	5,975
Total liabilities, mezzanine and shareholders’ equity	$20,372	$8,053

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(expressed in thousands of U.S. Dollars, except per share amounts)

	Three Months Ended June, 30		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue
Assumed premiums	$314	$2,222	$314	$2,222
Change in unearned premiums reserve	54	(1,640)	610	(1,046)

Net premiums earned	368	582	924	1,176
SurancePlus management fee income	501	1	501	1
Net investment and other income	71	93	139	173
Realized gain on other investments	-	-	-	35
Unrealized loss on other investments	-	-	-	(20)
Change in fair value of equity securities	-	(12)	-	(9)

Total revenue	940	664	1,564	1,356

Expenses
Losses and loss adjustment expenses	-	2,293	-	2,293
Policy acquisition costs and underwriting expenses	44	64	105	129
General and administrative expenses	603	1,257	1,126	1,762

Total expenses	647	3,614	1,231	4,184

Income (loss) before income / loss attributable to tokenholders and non-controlling interests	293	(2,950)	333	(2,828)

(Income) loss attributable to tokenholders	(1)	946	(3)	699

Income (loss) before income / loss attributable to non-controlling interests	292	(2,004)	330	(2,129)

(Income) loss attributable to non-controlling interests	(116)	131	(132)	117

Net income (loss) attributable to ordinary shareholders	$176	$(1,873)	$198	$(2,012)

Income (loss) per share attributable to ordinary shareholders
Basic and Diluted	$0.02	$(0.25)	$0.02	$(0.28)

Weighted-average shares outstanding
Basic and Diluted	8,101,374	7,442,922	7,961,597	7,174,014

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Six Months Ended
	June 30,
	2026	2025
Operating activities
Net income (loss) attributable to ordinary shareholders	$198	$(2,012)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share-based compensation	127	178
Realized gain on other investments	-	(35)
SurancePlus management fee income	(501)	(1)
Depreciation and amortization	2	-
Change in fair value of other investments	-	20
Change in fair value of equity securities	-	9
Income (loss) attributable to non-controlling interests	132	(117)

Change in operating assets and liabilities:
Operating right-of-use asset	(70)	52
Operating lease liabilities	70	(52)
Premiums receivable	459	(918)
Deferred policy acquisition costs	67	(115)
Prepayment and other assets	18	(23)
Reserve for loss and loss adjustment expenses	-	175
Premium payable	31	-
Unearned premiums reserve	(610)	1,046
Accounts payable and other liabilities	20	(106)
Net cash used in operating activities	(57)	(1,899)

Investing activities
Proceeds from sale of other investments	-	63
Net cash provided by investing activities	-	63

Financing activities
Proceeds from issuance (redemption) of Tokenholders	40	(526)
Proceeds from issuance of ordinary shares	342	3,122
Proceeds from issuance of HCI 2026 Series A, B & C Tokens	6,323	-
Proceeds from HCI Additional Collateral Deposit	6,198	-

Net cash provided by financing activities	12,903	2,596

Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the period	12,846	760
Balance at beginning of period	6,976	5,893

Balance at end of period	$19,822	$6,653

Non-cash investing and financing activities
Right-of-use lease asset obtained in exchange for operating lease liabilities	$89	$-
Reclassification of contributed non-controlling interest	3	104
Reclassification of other liabilities EpsilonCat Re / DeltaCat Re	-	1,732

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Six Months Ended June 30, 2026 and 2025

(expressed in thousands of U.S. Dollars, except share amounts)

	Ordinary Share Capital		Additional Paid-in	Accumulated	Non-Controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at December 31, 2024	6,379,002	$6	$34,105	$(30,163)	$162	$4,110
Net loss attributable to ordinary shareholders	-	-	-	(139)	-	(139)
Income attributable to non-controlling interests	-	-	-	-	14	14
Issuance of restricted stock, net	83,162	-	-	-	-	-
Issuance of ordinary shares	803,599	-	3,122			3,122
Issuance of shares upon exercise of options	177,159
Share-based compensation	-	-	108	-	-	108
Balance at March 31, 2025	7,442,922	6	37,335	(30,302)	176	7,215

Net loss attributable to ordinary shareholders	-	-	-	(1,873)	-	(1,873)
Loss attributable to non-controlling interests	-	-	-	-	(131)	(131)
Reclassification for contributed non-controlling interests	-	-	-	104	(104)	-
Share-based compensation	-	-	70	-	-	70
Balance at June 30,2025	7,442,922	6	37,405	(32,071)	(59)	5,281

Balance at December 31, 2025	7,664,122	6	38,047	(32,137)	59	5,975

Net income attributable to ordinary shareholders	-	-	-	22	-	22

Income attributable to non-controlling interests	-	-	-	-	16	16
Issuance of restricted stock, net	137,252	-	-	-	-	-
Share-based compensation	-	-	82	-	-	82
Balance at March 31, 2026	7,801,374	6	38,129	(32,115)	75	6,095

Net loss attributable to ordinary shareholders	-	-	-	176	-	176
Income attributable to non-controlling interests	-	-	-	-	116	116
Reclassification for contributed non-controlling interests	-	-	-	3	(3)	-
Issuance of ordinary shares	300,000	-	342	-	-	342
Share-based compensation	-	-	45	-	-	45

Balance at June 30, 2026	8,101,374	$6	$38,516	$(31,936)	$188	$6,774

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2026

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

(b) Basis of Presentation and Consolidation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of June 30, 2026 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2026. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Form 10-K, which was filed with the SEC on March 30, 2026.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2026

2. SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition: SurancePlus incentive, technology, origination and management (“ITOM”) fee income represents fee earned for originating, structuring, tokenizing, administering and managing blockchain-based investment products and digital securities that provide exposure to the economic returns of real-world assets. Such assets may be owned by SurancePlus or third-party asset owners and include, but are not limited to, insurance-linked investments and other alternative real-world assets. The Company’s performance obligations generally consist of arranging, structuring and completing the issuance or placement of the applicable tokenized investment product.

Revenue is recognized at the point in time when the applicable performance obligations are satisfied, which is generally upon the successful closing, issuance or placement of the applicable tokenized investment product and/or the placement of the underlying insurance policies where applicable. Management fees and other service-based fees, where applicable, are recognized over the period in which the related services are provided.

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

Investments: The Company from time to time invests in fixed-maturity debt securities and equity securities, and for which its fixed-maturity debt securities are classified as available-for-sale. The Company’s available for sale debt investments are carried at fair value with changes in fair value included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. For the Company’s investment in equity securities, the changes in fair value are recorded within the consolidated statements of operations. At June 30, 2026 and December 31, 2025 the Company did not own any fixed maturity debt securities or equity securities.

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

June 30, 2026

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

June 30, 2026

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

Ceded premiums are written during the period in which the risk is incepted and are expensed over the contract period in proportion to the period of protection. Unearned premiums ceded consist of the unexpired portion of the reinsurance obtained. There were no unearned premiums ceded at June 30, 2026 or December 31,2025.

Uncertain Income Tax Positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at June 30, 2026.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2026

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

Adoption of New Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Except as noted below, there were no significant ASUs adopted during the six months ended June 30, 2026.

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

Reclassifications: Any reclassifications of prior period amounts have been made to conform to the current period presentation.

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At June 30, 2026	At December 31, 2025
	(in thousands)

Cash on deposit	$4,111	$268
Restricted cash held in trust – (Cat Re token program)	3,691	6,708
Restricted cash held in trust – (HCI 2026 token program)	12,020	-
Total	$19,822	$6,976

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

June 30, 2026

4. FAIR VALUE MEASUREMENTS

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of June 30, 2026 and December 31, 2025:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of June 30, 2026	($ in thousands)
Financial Assets:
Cash and cash equivalents	$4,111	$-	$-	$4,111

Restricted cash and cash equivalents – (Cat Re token program)	$3,691	$-	$-	$3,691

Restricted cash and cash equivalents – (HCI 2026 token program)	$12,020	$-	$-	$12,020

Total	$19,822	$-	$-	$19,822

Financial Liabilities:
Accounts payable and other liabilities	$(329)	$-	$-	$(329)

Total	$(329)	$-	$-	$(329)

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2025	($ in thousands)
Financial Assets:
Cash and cash equivalents	$268	$-	$-	$268

Restricted cash and cash equivalents	$6,708	$-	$-	$6,708

Total	$6,976	$-	$-	$6,976

There were no transfers between Levels 1, 2 or 3 during the six-months ended June 30, 2026 and 2025.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2026

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

6. NOTES PAYABLE / MEZZANINE EQUITY

Oxbridge Re NS. On December 22, 2017, the Company established Oxbridge Re NS, a Cayman domiciled and licensed special purpose insurer, formed to provide additional collateralized capacity to support Oxbridge Reinsurance Limited’s reinsurance business. In respect of the participating notes issued by Oxbridge Re NS to investors, Oxbridge Re NS entered into retrocession agreements with Oxbridge Reinsurance Limited. Under these agreements, Oxbridge Re NS receives a quota share of Oxbridge Reinsurance Limited’s catastrophe business. Oxbridge Re NS is a non-rated insurer and the risks have been fully collateralized by way of funds held in trust for the benefit of Oxbridge Reinsurance Limited. Oxbridge Re NS is able to provide investors with access to natural catastrophe risk backed by the distribution, underwriting, analysis and research expertise of Oxbridge Re.

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

June 30, 2026

6. NOTES PAYABLE / MEZZANINE EQUITY(continued)

Notes Payable to Series 2020-1 noteholders

On June 1, 2020, Oxbridge Re NS entered into a retrocession agreement with Oxbridge Reinsurance Ltd and issued $216,000 of participating notes to provide quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. These participating notes were designated as Series 2020-1 and matured on June 1, 2023.

The outstanding balance was $118,000 as of June 30, 2026 and December 31, 2025. The cedant under the related reinsurance treaty subsequently declared bankruptcy, and the associated collateral remains restricted within the trust account. The remaining participating note liabilities will be settled if and once the collateral funds (or a portion therefore) held in trust become available.

The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the six-months ended June 30, 2026 and 2025 was $0

SurancePlus Inc.

SurancePlus Inc. (“SurancePlus”), an indirect 80% owned subsidiary of Oxbridge Re Holdings Limited, was incorporated as a British Virgin Islands Business Company on December 19, 2022 for the purposes of tokenizing reinsurance contracts underwritten by its affiliated licensed reinsurer, Oxbridge Re NS.

DeltaCat Re Tokens

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

EpsilonCat Re Tokens

On March 18, 2024, the Company and its subsidiary SurancePlus Inc, announced the commencement of an offering by SurancePlus of Participation Shares (the “Participation Share” and together with the Preferred Shares, the “Securities”) represented by digital tokens to be issued under a 3-year Participation Share Investment Contract (the “PSIC”). The Participation Shares are not shares in SurancePlus and shall have no preemptive right or conversion rights. The Participation Shares solely conferred contractual rights against SurancePlus as contained in the PSIC. At the offering’s commencement, up to one million (1,000,000) Participation Shares will be issued, represented by digital tokens labelled “EpsilonCat Re” (the “EpsilonCat Tokens”). The quantity of Participation Shares to be issued in subsequent years of 2025, and 2026, shall be disclosed prior to their issuances. At the start of the offering, the Participation Shares will be offered at an initial price of $10.00 per Participation Share.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2026

6. NOTES PAYABLE / MEZZANINE EQUITY (continued)

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

ZetaCat Re / EtaCat Re Tokens

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

T20 / T42 Tokens

On February 10, 2026, the Company announced the commencement of an offering by SurancePlus of Participation Shares (the “Securities”) represented by digital tokens to be issued under a 3-year Participation Share Investment Contract (the “PSIC”). The Participation Shares are not shares in SurancePlus (or the Company) and shall have no preemptive right or conversion rights. The Participation Shares solely confer contractual rights against SurancePlus as contained in the PSIC, represented by digital tokens labelled “T20-2027” and “T42-2027”, representing our balanced yield and high yield participation shares, respectively. The quantity of Participation Shares to be issued in subsequent years of 2027, and 2028, shall be disclosed prior to their issuances. At the start of the offering, the Participation Shares will be offered at an initial price of $10.00 per Participation Share.

On June 30, 2026, SurancePlus completed its private placement of Participating Shares, and entered into subscription agreements with investors with respect to 78,177 of the Participation Shares, represented by the T42 Tokens (46,261 tokens) and T20 Tokens (31,916 tokens), each at a purchase price of $10.00 per Participation Share for aggregate gross proceeds of $781,767, for which approximately $744,623 was received from Oxbridge Re Holdings Limited and $37,143 was received from third party investors. The T42 Tokens and T20 Tokens were issued on the Solana blockchain. Ownership of the T42 and T20 tokenized Participation Shares indirectly conferred fractionalized interests in reinsurance contracts underwritten by Oxbridge Re’s reinsurance subsidiary, Oxbridge Re NS, for the 2026-2027 treaty year. The Participation Shares are not shares in SurancePlus and have no preemptive right or conversion rights.

HCI 2026 Series Tokens

On June 30, 2026, SurancePlus completed its private placement of Tokenized Interests and entered into subscription agreements with investors with respect to 300,000 of Tokenized Interests, represented by 100,000 tokenized interests each for HCI 2026 Series A, B and C, with a purchase price of $11.10, $22.12 and $30.01 per token, respectively, with total gross proceeds of $6.3 million. The HCI 2026 Series A, B and C tokens each has a redemption value of $36, $49 and $35.20 per token, respectively, assuming no related underwriting losses occur. The company earned $501,000 of management fee income on this transaction.

The Tokenized Interests and Participation Shares above constitute contractual rights issued pursuant to the TIC and PSIC, respectively. They do not constitute equity securities or shares of SurancePlus Inc., do not confer any ownership interest, voting rights, dividend rights, preemptive rights, or conversion rights, and solely entitle the holders to the contractual rights expressly provided under the TIC and PSIC.

The Securities (i.e.Tokenized Interests and Participation Shares) have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state or other securities laws and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state or other securities laws. The Securities were sold in a transaction exempt from registration under the Securities Act and were sold only to persons reasonably believed to be accredited investors in the United States under SEC Rule 506(c) under the Securities Act and outside the United States only to non-U.S. persons in accordance with Regulation S under the Securities Act.

Collateral and Trust Agreements

In relation to the offering of the HCI 2026 Series Tokens disclosed above, on June 30 2026, the Company entered into an initial collateral and additional collateral deposit agreement (“Collateral Deposit Agreement”) with HCI Group. Under the Collateral Deposit Agreement, HCI provided additional collateral totaling $6.19 million directly into three (3) of the Company’s trust accounts (“Series Trust Account”). The Company deposited net proceeds of $5.8 million into Series Trust Accounts to fully collateralize the underlying synthetic exposure. At June 30, 2026, the total amounts held in the Series Trusts Accounts was $12.02 million and disclosed on the consolidated balance sheets.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2026

6. NOTES PAYABLE / MEZZANINE EQUITY (continued)

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

The selected unconsolidated historical financial information and other data presented below is derived from SurancePlus’ standalone unaudited financial statements for the three months and six months periods ended June 30, 2026 and 2025 and the balance sheet data as of June 30, 2026 and December 2025.

Statements of Operations Data:	For Three Months Ended June 30, 2026	For Six Months Ended June 30, 2026
	(Unaudited)	(Unaudited)

SurancePlus management fee income	$516	$516
Underwriting related income	324	818
Total revenue	840	1,334
Expenses	(12)	(26)
Income attributable to tokenholders	(297)	(755)
Net income attributable to ordinary shareholders	$531	$553

Balance Sheet Data:	At June 30, 2026	At December 31, 2025
	(Unaudited)	(Unaudited)
	(In thousands)	(In thousands)
Total assets	$16,270	$7,288
Amounts due to tokenholders*	616	1,627
Due to Parent	72	45
Due to affiliate	-	263
HCI 2026 Series Tokens	12,020	-
Total shareholder’s equity	$3,562	$5,353

*	includes underwriting profit of $752,000 (2025: $719,000) due to Parent.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2026

7. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

	At June 30, 2026	At June 30, 2025
	(in thousands)

Balance, beginning of period	$91	$-
Incurred related to:
Current period	-	-
Prior period	-	2,293
Total incurred	-	2,293
Paid related to:
Current period	-	-
Prior period	-	2,118
Total paid	-	2,118
Balance, end of period	$91	$175

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

There were no losses incurred during the six months period ended June 30, 2026. No losses were incurred relating to the 2025/26 treaty.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2026

8. INCOME (LOSS) PER SHARE

A summary of the numerator and denominator of the basic and diluted loss per share is presented below (dollars in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Numerator:
Net (loss) income	$176	$(1,873)	$198	$(2,012)

Denominator:
Weighted average shares - basic	8,101,374	7,442,922	7,961,597	7,174,014
Weighted average shares - diluted	8,101,374	7,442,922	7,961,597	7,174,014
Earnings (loss) per share - basic	$0.02	$(0.25)	$0.02	$(0.28)
Earnings (loss) per share - diluted	$0.02	$(0.25)	$0.02	$(0.28)

For the six-month period ended June, 2026, 451,250 options to purchase 451,250 ordinary shares were anti-dilutive due to the exercise price of these securities, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary shares during the period ended June 30, 2026.

For the six-month period ended June 30, 2025, 846,250 options to purchase 846,250 ordinary shares were anti-dilutive due to the net losses during this period. See Note 11.

For the six-month period ended June 30, 2026, 1,411,768 warrants to purchase an aggregate of 1,411,768 ordinary shares were anti-dilutive due to the exercise price of these securities, including unrecognized compensation expense, exceeded the average market price of the Company’s ordinary shares during the period ended June 30, 2026.

For the six-month periods ended June 30, 2025, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive due to the net losses during this period. See Note 9.

GAAP requires the Company to use the two-class method in computing basic loss per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted income (loss) per share during the periods ended June 30, 2026 and 2025.

9. EQUITY

Ordinary Shares

There were 8,101,374 and 7,664,122 ordinary shares outstanding at June 30, 2026 and December 31, 2025, respectively.

For the period ended June 30, 2026, we have sold 300,000 ordinary shares under the ATM program for gross proceeds of $352,000 at an average price of $1.17 per share. After deducting commissions related to the ATM offering of $11,000 the net proceeds we received from the transactions were $342,000. The proceeds from the ATM sales are being used for general corporate purposes.

WARRANTS

On January 29, 2024, the Company extended the expiration date of the warrants (NASDAQ: OXBRW) (the “Warrants”) to 5:00 p.m. Philadelphia time on the earlier to occur of (a) March 26, 2029 and (b) the date fixed for cancellation by the Company following any 20-trading day period in which the Company’s ordinary shares traded above $9.38 per share for at least ten trading days.

There were 8,230,700 warrants outstanding at June 30, 2026 and December 31, 2025. One warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per share on or before March 26, 2029. The Company at its option may cancel the warrants in whole or in part, provided that the closing price per ordinary share has exceeded $9.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period. No warrants were exercised during the periods ended June 30, 2026 and 2025.

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

June 30, 2026

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

On January 2, 2026 137,252 restricted stock was awarded under the 2025 Plan. At June 30, 2026 there were 1,432,262 shares available for grant under the 2025 Plan.

Stock options

Stock options granted and outstanding under the Plan vests quarterly over four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the six-month periods ended June 30, 2026 and 2025 are as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2024	846,250	$4.63	4.8 years	$-
Forfeited	(180,000)	$6.00
Exercised during the quarter	(290,000)	$2.00
Outstanding at March 31, 2025	376,250	$6.01	4.92 years	$-
Exercisable at March 31, 2025	376,250	$6.01	4.92 years	$-

Outstanding at December 31, 2025	451,250	$5.92	4.30 years	$-
Outstanding at March 31, 2026	451,250	$5.42	4.81 years	$-
Exercisable at March 31, 2026	390,313	$5.88	4.12 years	$-
Outstanding at June 30, 2026	451,250	$5.42	4.56 years	$-
Exercisable at June 30, 2026	395,000	$5.84	3.93 years	$-

Compensation expense recognized for the six-month periods ended June 30, 2026 and 2025 totaled $16,000 and $0, respectively. Compensation expense is included in general and administrative expenses. At June 30, 2026, there was approximately $93,057 of total unrecognized compensation expense related to non-vested stock options granted under the Plans.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2026

11. SHARE-BASED COMPENSATION (cont’d)

Restricted Stock Awards (cont’d)

During the six-month periods ended June 30, 2026 and 2025, the Company granted 137,252 and 83,162 shares of restricted stock, respectively, to directors and employees under the 2025 and 2021 Plan respectively. Information with respect to the activity of unvested restricted stock awards during the periods ended June 30, 2026 and 2025 is as follows (share amounts not in thousands):

	Weighted-
	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Nonvested at December 31, 2024	38,715
Granted	83,162	$1.07
Vested	(54,965)	$1.07
Nonvested at March 31, 2025	66,912

Vested	(22,250)	$1.07
Nonvested at June 30, 2025	44,662

Nonvested at December 31, 2025	18,581
Granted	137,252	$1.31
Vested	(33,831)	$2.20
Nonvested at March 31, 2026	122,002
Granted	-	$-
Vested	(24,750)	$1.49
Nonvested at June 30, 2026	97,252

Compensation expense recognized for the six-month periods ended June 30, 2026 and 2025 totaled $111,000 and $178,000, respectively and is included in general and administrative expenses. At June 30, 2026, there was approximately $127,000 unrecognized compensation expense related to non-vested restricted stock granted under the Plan, which the Company expects to recognize over a weighted-average period of six (6) months.

12. NET WORTH FOR REGULATORY PURPOSES

The subsidiaries are subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of their respective licenses, Oxbridge Reinsurance Limited and Oxbridge Re NS are required to maintain a minimum and prescribed capital requirement of $500 in accordance with the relevant subsidiary’s approved business plan filed with CIMA.

At June 30, 2026, Oxbridge Reinsurance Limited’s net worth of $60,000 exceeded the minimum and prescribed capital requirement. For the six-month periods ended June 30, 2026 and 2025, Oxbridge Reinsurance Limited’s net income was approximately $8,000 and $24,000, respectively.

At June 30, 2026, the Oxbridge Re NS’ net worth of $682,000 exceeded the minimum and prescribed capital requirement. For the six-month periods ended June 30, 2026 and 2025 the Oxbridge Re NS’ net income was approximately $108,000 and $79,000, respectively.

The Subsidiaries are not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiaries’ GAAP capital, surplus and net (loss) income, and its statutory capital, surplus and net (loss) income as of June 30, 2026 or for the period then ended.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2026

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

June 30, 2026

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

The Company has two operating lease obligations for the Company’s office facilities located at Suite 201, 42 Edward Street Grand Cayman, Cayman Islands, and its residential lease at Turnberry Villas in Grand Cayman, Cayman Islands. The office lease has a remaining lease term of approximately eleven 11) months and includes an option to extend the lease. Under the terms of the lease, the Company also has the right to terminate the lease after twenty four (24) months upon giving appropriate notice in writing to the Lessor. The residential lease has a remaining lease term of approximately six (6) months

The components of lease expense and other lease information as of and during the six-month periods ended June 30, 2026 and 2025 are as follows:

	For the Six-Month Period	For the Six-Month Period
(in thousands)	Ended June 30, 2026	Ended June 30, 2025
Operating Lease Cost (1)	$57	$57

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$57	$57

(1)	Includes short-term leases

(in thousands)	At June 30, 2026	At December 31, 2025
Operating lease right-of-use assets	$62	$43

Operating lease liabilities	$62	$43

Weighted-average remaining lease term - operating leases	0.57 years	0.75 years

Weighted-average discount rate - operating leases	8.46%	9.50%

Future minimum lease payments under non-cancellable leases as of June 30, 2026 and December 31, 2025, reconciled to our discounted operating lease liability presented on the consolidated balance sheets are as follows:

(in thousands)	At June 30, 2026	At December 31, 2025

2026	$58	$39
2027	6	6
Total future minimum lease payments	$64	$45

Less imputed interest	(2)	(2)
Total operating lease liability	$62	$43

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

June 30, 2026

15. RELATED PARTY TRANSACTIONS

HCI and Tailrow Insurance exchange (“HCI”) Contract

During the six months ended June 30, 2025, the Company entered into a reinsurance agreement with HCI, which is a related entity through common directorship. This contract expired at May 31, 2026. At June 30, 2026, there are no balances relating to the reinsurance agreement with HCI on the consolidated balance sheets. During the six-month period ended June 30, 2026, included within assumed premiums, change in unearned premium reserve and policy acquisition costs and underwriting expenses on the consolidated statements of operations are amounts equal to $0, $430,000 and $47,000, respectively.

HCI 2026 Series Tokens and Collateral and Trust Agreements

During the six months ended June 30, 2026, the Company completed the HCI 2026 Series A, B and C tokenized interests offering and entered into related collateral and trust agreements with HCI Group. Refer to Note 6.

Promissory Note

On February 11, 2026, the Company entered into a Promissory Note (the “Note”) pursuant to which the Company borrowed $1,000,000 in principal amount. The Note has a 6-month maturity, with the outstanding principal and interest due and payable on August 14, 2026, unless repaid earlier. The Note bears interest at a rate of 16% per annum, and should an event of default occur, interest accrues at a rate of 36% per annum, or the maximum rate permitted by applicable law. The Note may be prepaid at any time without premium or penalty. The Note is secured by a Security Agreement granting the lender a security interest in substantially all assets of the Company. This liability was fully paid off on June 17, 2026 along with $55,000 of accrued interest on the promissory note.

16. SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements. There were no events subsequent to June 30, 2026 for which disclosure was required except as disclosed below.

ATM Facility

Subsequent to the period ended June 30, 2026, we have sold 37,203 ordinary shares under the ATM program for gross proceeds of $60,000 at an average price of $1.61 per share. After deducting commissions related to the ATM offering of $2,000, the net proceeds we received from the transactions were $58,000. The proceeds from the ATM sales are being used for general corporate purposes.

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

GENERAL

The following is a discussion and analysis of our results of operations for the six-month periods ended June 30, 2026 and 2025 and our financial condition as of June 30, 2026 and December 31, 2025. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2026. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its subsidiaries, Oxbridge Reinsurance Limited, Oxbridge Re NS, SurancePlus Holdings Ltd., SurancePlus, Inc. and DSN Blockchain Technologies Ltd., unless the context dictates otherwise.

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

DeltaCat Re Tokens

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

EpsilonCat Re Tokens

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

ZetaCat Re / EtaCat Re Tokens

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

T20 / T42 / HCI 2026 Series Tokens

On June 30, 2026, SurancePlus completed its private placement (the “2026 Private Placement”) of tokenized reinsurance securities. On June 30, 2026, SurancePlus entered into subscription agreements with investors in the 2026 Private Placement with respect to 300,000 of Tokenized Interests represented by the digital tokens HCI 2026 Series and the Participation Shares represented by the T42 / T20 Tokens. 300,000 of tokenized interests are represented by 100,000 HCI 2026 Series A tokenized interests at a purchase price of $11.10 per token representing gross proceeds of $1.1 million with a redemption value of $36.00 per token assuming no losses, 100,000 HCI 2026 Series B tokenized interests at a purchase price of $ 22.12 per token representing gross proceeds of $2.2 million with a redemption value of $49.00 per token assuming no losses and 100,000 HCI 2026 Series C tokenized interests at a purchase price of $30.01 per token representing gross proceeds of $3 million with a redemption value of $35.20 per token assuming no losses. 78,177 of the Participation Shares represented by the T42 Tokens (46,261 tokens) and T20 Tokens (31,916 tokens) at a purchase price of $10.00 per Participation Share for aggregate gross proceeds of $781,767 out of which approximately $744,623 was received from Oxbridge Re Holdings Limited and $37,143 was received from third party investors. The T42 Tokens and T20 Tokens were issued on the Solana blockchain. Ownership of the T42 and T20 tokenized Participation Shares indirectly conferred fractionalized interests in reinsurance contracts underwritten by Oxbridge Re’s reinsurance subsidiary, Oxbridge Re NS, for the 2026-2027 treaty year. The Participation Shares are not shares in SurancePlus and have no preemptive right or conversion rights. The Participation Shares solely conferred contractual rights against SurancePlus as contained in the PSIC.

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

On June 22, 2026, the Company entered into an At-the-Market Sales Agreement (the “Offering Agreement”) with Chardan Capital Markets LLC, as sales agent (the “Sales Agent”), pursuant to which the Company could offer and sell, from time to time, through the Sales Agent, the Company’s ordinary shares, $0.001 par value (“Ordinary Shares”). The Company will pay the Sales Agent a commission equal to 3.0% of the gross proceeds of the Ordinary Shares sold by the Sales Agent pursuant to the Offering Agreement. The Company will also reimburse the Sales Agent for fees and disbursements of its legal counsel in an amount not to exceed $20,000 in connection with the execution of the Offering Agreement The Sales Agreement replaced our prior sales agreement dated July 9, 2025 with Maxim Group LLC, which was terminated on June 20, 2026.

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

During the period ended June 30, 2026, we have sold 300,000 ordinary shares under the ATM program for gross proceeds of $352,136 at an average price of $1.17 per share. After deducting commissions related to the ATM offering of $10,564, the net proceeds we received from the transactions were $341,572. The proceeds from the ATM sales are being used for general corporate purposes.

Subsequent to the period ended June 30, 2026, we have sold 37,203 ordinary shares under the ATM program for gross proceeds of $60,000 at an average price of $1.61 per share. After deducting commissions related to the ATM offering of $2,000, the net proceeds we received from the transactions were $58,000. The proceeds from the ATM sales are being used for general corporate purposes.

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

RESULTS OF OPERATIONS

The following is our consolidated statement of operations and performance ratios for the three and six month periods ended June, 2026 and 2025 (dollars in thousands, except per share amounts):

	Three Months Ended June, 30		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue
Assumed premiums	$314	$2,222	$314	$2,222
Change in unearned premiums reserve	54	(1,640)	610	(1,046)

Net premiums earned	368	582	924	1,176
SurancePlus management fee income	501	1	501	1
Net investment and other income	71	93	139	173
Realized gain on other investments	-	-	-	35
Unrealized loss on other investments	-	-	-	(20)
Change in fair value of equity securities	-	(12)	-	(9)

Total revenue	940	664	1,564	1,356

Expenses
Losses and loss adjustment expenses	-	2,293	-	2,293
Policy acquisition costs and underwriting expenses	44	64	105	129
General and administrative expenses	603	1,257	1,126	1,762

Total expenses	647	3,614	1,231	4,184

Income (loss) before income / loss attributable to tokenholders and non-controlling interests	293	(2,950)	333	(2,828)

(Income) loss attributable to tokenholders	(1)	946	(3)	699

Income (loss) before income attributable to non-contrrolling interests	292	(2,004)	330	(2,129)

(Income) loss attributable to non-controlling interests	(116)	131	(132)	117

Net income (loss) attributable to ordinary shareholders	$176	$(1,873)	$198	$(2,012)

Income (loss) per share attributable to ordinary shareholders
Basic and Diluted	$0.02	$(0.25)	$0.02	$(0.28)

Weighted-average shares outstanding
Basic and Diluted	8,101,374	7,442,922	7,961,597	7,174,014

Performance ratios to net premiums earned
Loss ratio	0.0%	394.0%	0.0%	194.8%
Acquisition cost ratio	12.0%	11.0%	11.4%	11.0%
Expense ratio	175.8%	227.0%	133.1%	160.7%
Combined ratio	175.8%	621.0%	133.1%	355.5%

General. Net income for the quarter ended June 30, 2026 was $176,000, or $0.02 basic and diluted income per share compared to a net loss of $1.87 million or ($0.25) basic and diluted loss per share, for the quarter ended June 30, 2025. The increase in net income / decrease in net loss is primarily due to a decrease in loss and loss adjustment expenses as there were no underwriting losses recorded for the period ended June 30, 2026. SurancePlus management fee income along with reduced professional fees and overall compensation also contributed towards the net income result for the quarter.

Net income for the six months ended June 30, 2026 was $198,000, or $0.02 basic and diluted income per share compared to a net loss of $2.01 million or ($0.28) basic and diluted loss per share, for the six month ended June 30, 2025. The decrease in net loss is primarily due to a decrease in loss and loss adjustment expenses as there were no underwriting losses recorded for the period ended June 30, 2026. SurancePlus management fee income along with reduced professional fees and overall compensation contributed towards the net income result for the six-month period ended June 30, 2026.

Premium Income. Net premiums earned typically reflects the pro rata inclusion into income of premiums assumed over the life of the reinsurance contracts.

Net premiums earned for the quarter ended June 30, 2026 decreased to $368,000 from $582,000 for the quarter ended June 30, 2025. The decrease is due to lower weighted average rate on reinsurance contracts in force during the quarter ended June 30, 2026, as well as a lower amount of capital deployed into reinsurance contracts during the quarter when compared to the prior period.

Net premiums earned for the six months ended June 30, 2026 decreased to $924,000 from $1.11 million for the six-month ended ended June 30, 2025. The decrease is due to lower weighted average rate on reinsurance contracts in force during the six months ended June 30, 2026, as well as a lower amount of capital deployed into reinsurance contracts during the six-month period when compared to the prior period.

Losses Incurred. There were no losses incurred during the three-month period ending June 30, 2026. During the three- month period ending June 30, 2025, one of the reinsurance contracts experienced adverse loss development and a full limit loss of $2.3 million was recognized.

There were no losses incurred during the six-month period ending June 30, 2026. During the six- month period ending June 30, 2025, one of the reinsurance contracts experienced adverse loss development and a full limit loss of $2.3 million was recognized.

Policy Acquisition Costs. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs for the three-months ending June 30, 2026 decreased to $44,000 from $64,000 for the quarter ending June 30, 2025. The decrease is due to the lower level of capital deployed in contracts in force in the quarter ended June 30, 2026, and the resulting acquisition costs, when compared to the rates on contracts in the prior-year period.

Policy acquisition costs for the six-months ending June 30, 2026 decreased to $105,000 from $129,000 for the quarter ending June 30, 2025. The decrease is due to the to the lower level of capital deployed in contracts in force rates on contracts in force in the six-months ended June 30, 2026, and the resulting acquisition costs, when compared to the rates on contracts in the prior-year period.

General and Administrative Expenses. General and administrative expenses for the quarter ended June 30, 2026 decreased to $603,000 from $1.3 million for the quarter ended June 30, 2025. Reduced professional fees and overall compensation contributed toward the decrease for the quarter.

General and administrative expenses for the six-months ended June 30, 2026 decreased to $1.1 million from $1.8 million for the six-months ended June 30, 2025. Reduced professional fees and overall compensation contributed towards the decrease for the six months period ended June 30, 2026.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio decreased to 0% from 394% for the three-month period ended June 30, 2026 when compared with prior comparative period. This was due to no losses being recorded for the three-month period ending June 30, 2026 whereas a full limit loss was recognized for one of the reinsurance contracts during the three-month period ending June 30, 2025.

The loss ratio decreased to 0% from 194.8% for the six-month period ended June 30, 2026 when compared with prior comparative period. This was due to no losses being recorded for the six-month period ending June 30, 2026 whereas a full limit loss was recognized for one of the reinsurance contracts during the six-month period ending June 30, 2025.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business.

The acquisition cost ratio increased marginally to 12% from 11% for the quarter ending June 30, 2026 when compared to prior comparable period. The increase in acquisition cost ratio is due to reduced net premiums earned and marginal premium adjustments recognized during the period ending June 30, 2026 when compared to prior comparable period.

The acquisition cost ratio increased marginally to 11.4% from 11% for the six month period ending June 30, 2026 when compared to prior comparable period. The increase in acquisition cost ratio is due to reduced net premiums earned and marginal premium adjustments recognized during the period ending June 30, 2026 when compared to prior comparable period.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs and general and administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. For the quarter ended June 30, 2026, the expense ratio decreased to 175.8%, from 227% for the quarter ended June 30, 2025. The decrease is primarily due to reduced professional fees and overall compensation during the quarter, when compared with the prior year period.

For the six-month period ended June 30, 2026, the expense ratio decreased to 133.1%, from 160.7% for the six-month period ended June 30, 2025. The decrease is primarily due to reduced professional fees and overall compensation during the six months period ended June 30, 2026, when compared with the prior year period.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. For the quarter ended June 30, 2026, the combined ratio decreased to 175.8%, from 621% for the quarter ended June 30, 2025. The decrease is primarily due to decreased underwriting losses, as well as reduced professional fees and overall compensation during the quarter, when compared with the prior year period.

The combined ratio is the sum of the loss ratio and the expense ratio. For the six-month period ended June 30, 2026, the combined ratio decreased to 133.1%, from 355.5% for the six-month period ended June 30, 2025. The decrease is primarily due to decreased underwriting losses, as well as reduced professional fees and overall compensation during the six months period ended June 30, 2026, when compared with the prior year period.

FINANCIAL CONDITION –June 30, 2026 COMPARED TO DECEMBER 31, 2025

Restricted Cash and Cash Equivalents. As of June 30, 2026, our restricted cash and cash equivalents increased by $12.85 million to $19.82 million, from $6.98 million as of December 31, 2025. The increase is the net result of the investment in the new tokenized securities, release of collateral from 25-26 reinsurance treaty contracts and premium deposits made during the six months ending June 30, 2026.

Notes Payable to Noteholders. As of June 30, 2026, our notes payable remained at $118,000 as there were no redemptions during the period.

Mezzanine Equity – Tokenholders. As of June 30, 2026, amounts due to tokenholders increased to $12.6 million from $518,000 at December 31, 2025. The increase is due to the investment in new tokenized securities and the recognition of five months of underwriting-relating income that is attributable to third-party tokenholders.

Unearned Premiums Reserve. As of June 30, 2026, our unearned premiums reserve decreased by $610,000, to $316,000 from $926,000 at December 31, 2025. The decrease is due to change in unearned premium reserves for the six month period ended June 30, 2026.

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

As of June 30, 2026, we believe we had sufficient cash flows from operations to meet our liquidity requirements in the short term. We expect that our operational needs for liquidity will be met by cash, investment income, sales under our existing ATM facilities, funds generated from underwriting activities and/or proceeds from the short-term loan we secured, which we settled in June 2026. We have no current plans to issue further debt, and we expect to fund our operations for the foreseeable future from operating cash flows, as well as from current and potential future equity offerings. However, we cannot provide assurances that in the future we will not incur indebtedness to implement our business strategy, pay claims or make acquisitions.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, its subsidiaries Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for each subsidiary is $500. As of June 30, 2026, each subsidiary exceeded the minimum required. By law, each subsidiary is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing, and financing activities for the six-month periods ended June 30, 2026 and 2025 are summarized below.

Cash Flows for the six months ended June 30, 2026 (in thousands)

Net cash used in operating activities for the six-months ended June 30, 2026 totaled $57, which consisted primarily of cash received net written premiums less cash disbursed for operating expenses. Net cash provided by financing activities was $12.90 million and primarily consisted of the proceeds from investment in new tokenized securities.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2026, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Report on Form 10-Q (June 30, 2026). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any litigation or arbitration. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

Item 1A. Risk Factors

There have been no material changes to our risk factors during the six-months ended June 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 22, 2026, the Company entered into an At-the-Market Sales Agreement (the “Offering Agreement”) with Chardan Capital Markets LLC, as sales agent (the “Sales Agent”), pursuant to which the Company could offer and sell, from time to time, through the Sales Agent, the Company’s ordinary shares, $0.001 par value (“Ordinary Shares”). The Company will pay the Sales Agent a commission equal to 3.0% of the gross proceeds of the Ordinary Shares sold by the Sales Agent pursuant to the Offering Agreement. The Company will also reimburse the Sales Agent for fees and disbursements of its legal counsel in an amount not to exceed $20,000 in connection with the execution of the Offering Agreement The Sales Agreement replaced our prior sales agreement dated July 9, 2025 with Maxim Group LLC, which was terminated on June 20, 2026.

Subsequent to the period ended June 30, 2026, we have sold 37,203 ordinary shares under the ATM program for gross proceeds of $60,000 at an average price of $1.61 per share. After deducting commissions related to the ATM offering of $2,000, the net proceeds we received from the transactions were $58,000. The proceeds from the ATM sales are being used for general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit No.	Document

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Changes in Shareholders’ Equity and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: August 13, 2026	By:	/s/ JAY MADHU
Jay Madhu
Chief Executive Officer and President (Principal Executive Officer)

Date: August 13, 2026	By:	/s/ WRENDON TIMOTHY
Wrendon Timothy
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

