Form 10-Q
period 2026-09-30
OXBRIDGE RE HOLDINGS Ltd
filed 2026-11-09
CIK 1584831

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-36346

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

As of November 9, 2026; 8,178,577 ordinary shares, par value $0.001 per share, were outstanding.

OXBRIDGE RE HOLDINGS LIMITED

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Balance Sheets

(expressed in thousands of U.S. Dollars, except per share and share amounts)

	At September 30, 2026	At December 31, 2025
	(Unaudited)
Assets
Cash and cash equivalents	$4,137	$268
Restricted cash and cash equivalents (Cat Re token program)	3,303	6,708
Restricted cash and cash equivalents (HCI 2026 token program)	12,125	-
Premiums receivable	202	766
Other Assets	20	-
Deferred policy acquisition costs	25	102
Operating lease right-of-use assets	34	43
Prepayment and other assets	105	150
Property and equipment, net	14	16
Total assets	$19,965	$8,053

Liabilities and Shareholders’ Equity
Liabilities:
Reserve for losses and loss adjustment expenses	91	91
Notes payable to noteholders	118	118
Premium payable	3	-
Unearned premiums reserve	230	926
Losses payable	73	73
Operating lease liabilities	34	43
Accounts payable and other liabilities	322	309
Total liabilities	871	1,560

Mezzanine Equity
Due to Cat Re / T20 / T42 tokenholders	560	518
100,000 HCI 2026 Series A tokens at redemption value of $36.31 per token	3,631	-
100,000 HCI 2026 Series B tokens at redemption value of $49.43 per token	4,943	-
100,000 HCI 2026 Series C tokens at redemption value of $35.51 per token	3,551	-
Total Mezzanine equity	12,685	518
Shareholders’ equity:
Ordinary share capital, (par value $0.001, 500,000,000 shares authorized; 8,178,577 and 7,664,122 shares issued and outstanding)	6	6
Additional paid-in capital	38,645	38,047
Accumulated Deficit	(32,462)	(32,137)
Total Oxbridge shareholders’ equity	6,189	5,916
Non-controlling interests	220	59
Total shareholders’ equity	6,409	5,975
Total liabilities, mezzanine and shareholders’ equity	$19,965	$8,053

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(expressed in thousands of U.S. Dollars, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue
Assumed premiums	$-	$-	$314	$2,222
Change in unearned premiums reserve	86	555	696	(490)

Net premiums earned	86	555	1,010	1,732
SurancePlus management fee income	-	-	501	1
Net investment and other income	175	79	312	251
Realized gain on other investments	-	-	-	35
Unrealized loss on other investments	-	-	-	(20)
Change in fair value of equity securities	-	11	-	2

Total revenue	261	645	1,823	2,001

Expenses
Losses and loss adjustment expenses	-	-	-	2,293
Policy acquisition costs and underwriting expenses	9	61	114	191
General and administrative expenses	638	754	1,763	2,515

Total expenses	647	815	1,877	4,999

(Loss) before income / loss attributable to tokenholders and non-controlling interests	(386)	(170)	(54)	(2,998)

(Income) loss attributable to tokenholders	(3)	(2)	(5)	697

(Loss) before (income) loss attributable to non-controlling interests	(389)	(172)	(59)	(2,301)

(Income) loss attributable to non-controlling interests	(32)	(15)	(164)	102

Net loss attributable to ordinary shareholders	$(421)	$(187)	$(223)	$(2,199)

Loss per share attributable to ordinary shareholders
Basic and Diluted	$(0.05)	$(0.02)	$(0.03)	$(0.30)

Weighted-average shares outstanding
Basic and Diluted	8,124,949	7,664,122	8,017,781	7,297,044

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(expressed in thousands of U.S. Dollars)

	Nine Months Ended
	September 30,
	2026	2025
Operating activities
Net loss attributable to ordinary shareholders	$(223)	$(2,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	198	332
Realized gain on other investments	-	(35)
SurancePlus management fee income	(501)	(1)
Depreciation and amortization	2	-
Change in fair value of other investments	-	20
Change in fair value of equity securities	-	(2)
Income (loss) attributable to non-controlling interests	164	(102)

Change in operating assets and liabilities:
Operating right-of-use asset	(9)	78
Operating lease liabilities	9	(78)
Premiums receivable	564	(152)
Deferred policy acquisition costs	77	(54)
Other assets	(20)	-
Prepayment and other assets	45	(24)
Premium payable	3	-
Unearned premiums reserve	(696)	490
Accounts payable and other liabilities	13	(54)
Net cash used in operating activities	(374)	(1,781)

Investing activities
Proceeds from sale of other investments	-	63
Net cash provided by investing activities	-	63

Financing activities
Proceeds from issuance (redemption) of Tokenholders	42	(524)
Proceeds from issuance of ordinary shares	400	3,525
Proceeds from issuance of HCI 2026 Series A, B & C Tokens	6,323	-
Proceeds from HCI Additional Collateral Deposit	6,198	-

Net cash provided by financing activities	12,963	3,001

Cash and cash equivalents, and restricted cash and cash equivalents:
Net change during the period	12,589	1,283
Balance at beginning of period	6,976	5,893

Balance at end of period	$19,565	$7,176

Non-cash investing and financing activities
Right-of-use lease asset obtained in exchange for operating lease liabilities	$86	$-
Reclassification of contributed non-controlling interest	3	104
Reclassification of other liabilities EpsilonCat Re / DeltaCat Re	-	1,732
Remeasurement of carrying value of HCI 2026 Series tokens	105	-

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity (unaudited)

Nine Months Ended September 30, 2026 and 2025

(expressed in thousands of U.S. Dollars, except share amounts)

	Ordinary Share Capital		Additional Paid-in	Accumulated	Non-Controlling	Total Shareholders’
	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at December 31, 2024	6,379,002	$6	$34,105	$(30,163)	$162	$4,110
Net loss attributable to ordinary shareholders	-	-	-	(139)	-	(139)
Income attributable to non-controlling interests	-	-	-	-	14	14
Issuance of restricted stock, net	83,162	-	-	-	-	-
Issuance of ordinary shares	803,599	-	3,122			3,122
Issuance of shares upon exercise of options	177,159
Share-based compensation	-	-	108	-	-	108
Balance at March 31, 2025	7,442,922	$6	$37,335	$(30,302)	$176	$7,215

Net loss attributable to ordinary shareholders	-	-	-	(1,873)	-	(1,873)
Loss attributable to non-controlling interests	-	-	-	-	(131)	(131)
Reclassification for contributed non-controlling interests	-	-	-	104	(104)	-
Share-based compensation	-	-	70	-	-	70
Balance at June 30, 2025	7,442,922	$6	$37,405	$(32,071)	$(59)	$5,281
Net loss attributable to ordinary shareholders	-	-	-	(187)	-	(187)
Income attributable to non-controlling interests	-	-	-	-	15	15
Issuance of ordinary shares	190,200	-	403	-	-	403
Share-based compensation	31,000	-	154	-	-	154
Balance at September 30,2025	7,664,122	$6	$37,962	$(32,258)	$(44)	$5,666

Balance at December 31, 2025	7,664,122	$6	$38,047	$(32,137)	$59	$5,975

Net income attributable to ordinary shareholders	-	-	-	22	-	22

Income attributable to non-controlling interests	-	-	-	-	16	16
Issuance of restricted stock, net	137,252	-	-	-	-	-
Share-based compensation	-	-	82	-	-	82
Balance at March 31, 2026	7,801,374	$6	$38,129	$(32,115)	$75	$6,095

Net income attributable to ordinary shareholders	-	-	-	176	-	176
Income attributable to non-controlling interests	-	-	-	-	116	116
Reclassification for contributed non-controlling interests	-	-	-	3	(3)	-
Issuance of ordinary shares	300,000	-	342	-	-	342
Share-based compensation	-	-	45	-	-	45

Balance at June 30, 2026	8,101,374	$6	$38,516	$(31,936)	$188	$6,774
Net loss attributable to ordinary shareholders	-	-	-	(421)	-	(421)
Income attributable to non-controlling interests	-	-	-	-	32	32
Issuance of restricted stock, net	40,000	-	-	-	-	-
Issuance of ordinary shares	37,203	-	58	-	-	58
Share-based compensation	-	-	71	-	-	71
Remeasurement of carrying value of HCI 2026 Series tokens	-	-	-	(105)	-	(105)
Balance at September 30, 2026	8,178,577	$6	$38,645	$(32,462)	$220	$6,409

The accompanying Notes to Consolidated Financial Statements are an integral part of the Consolidated Financial Statements.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2026

1. ORGANIZATION AND BASIS OF PRESENTATION

(a) Organization

Oxbridge Re Holdings Limited (the “Company”) was incorporated as an exempted company on April 4, 2013 under the laws of the Cayman Islands. The Company directly owns 100% of the equity interest in Oxbridge Reinsurance Limited, an exempted entity incorporated on April 23, 2013 under the laws of the Cayman Islands and for which a Class “C” Insurer’s license was granted on April 29, 2013 under the provisions of the Cayman Islands Insurance Law. The Company also indirectly owns 80% of the equity interest in Oxbridge Re NS, an entity incorporated as an exempted company on December 22, 2017 under the laws of the Cayman Islands to function as a reinsurance sidecar facility and to increase the underwriting capacity of Oxbridge Reinsurance Limited. The Company also indirectly owns 80% of the equity interest in SurancePlus Inc. (“SurancePlus”), an entity incorporated as a business company on December 19, 2022 under the laws of the British Virgin Islands to issue digital securities. The Company also directly owns 80% of the equity interest in AI GridWorks Ltd. (“AI GridWorks”), formerly DSN Blockchain Technologies Ltd., an exempted company incorporated on February 18, 2022 under the laws of the Cayman Islands. During the quarter ended September 30, 2026, AI GridWorks was restructured from a wholly owned subsidiary of SurancePlus Holdings Ltd. (“SP Holdings”) to a direct 80% owned subsidiary of the Company. AI GridWorks owns 100% of the equity interest in two Delaware limited liability companies, through which it conducts its U.S. activities. The Company and its subsidiaries (collectively “Oxbridge Re”) businesses are as follows: AI GridWorks, through its direct subsidiaries, is a development-stage subsidiary formed to develop, own and operate artificial intelligence (“AI”) data centers and related power and digital infrastructure (see Note 7); SurancePlus Holdings Ltd. (“SP Holdings”) is an 80% owned Web3-focused holding subsidiary, that owns 100% interest in SurancePlus, a Web3-focused subsidiary that currently leverages blockchain technology to democratize access to high-return reinsurance contracts via digital securities; and 100% interest in Oxbridge Re NS, a licensed reinsurance SPV/side car that provides third-party investors with access to reinsurance contracts with returns uncorrelated to the financial markets. Oxbridge Reinsurance Limited is a 100% licensed reinsurance subsidiary of the Company that provides reinsurance business solutions primarily to property and casualty insurers in the Gulf Coast region of the United States. The Company, primarily through SP Holdings, has operated as a single Web3 focused business segment since June 1, 2023, and provides financial segment data via Note 6 to the consolidated financial statements.

The Company’s headquarters and principal executive offices are located at Suite 201, 42 Edward Street, George Town, Grand Cayman, Cayman Islands, and have their registered offices at P.O. Box 309, Ugland House, Grand Cayman, Cayman Islands

The Company’s ordinary shares and warrants are listed on The NASDAQ Capital Market under the symbols “OXBR” and “OXBRW,” respectively.

(b) Basis of Presentation and Consolidation

The accompanying unaudited, consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2026 and the consolidated results of operations and cash flows for the periods presented. The consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2026. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2025 included in the Company’s Form 10-K, which was filed with the SEC on March 30, 2026.

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

September 30, 2026

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

Restricted cash and cash equivalents: Restricted cash and cash equivalents represent funds held in accordance with the Company’s trust agreements with ceding insurers and trustees, which requires the Company to maintain collateral with a market value greater than or equal to the limit of liability, less unpaid premium. Restricted cash and cash equivalents also include funds held in the HCI 2026 Series Trust Accounts as collateral for the HCI Series tokenized interests (see Note 6).

Investments: The Company from time to time invests in fixed-maturity debt securities and equity securities, and for which its fixed-maturity debt securities are classified as available-for-sale. The Company’s available for sale debt investments are carried at fair value with changes in fair value included as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity. For the Company’s investment in equity securities, the changes in fair value are recorded within the consolidated statements of operations. At September 30, 2026 and December 31, 2025 the Company did not own any fixed maturity debt securities or equity securities.

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

September 30, 2026

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

September 30, 2026

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

Ceded premiums are written during the period in which the risk is incepted and are expensed over the contract period in proportion to the period of protection. Unearned premiums ceded consist of the unexpired portion of the reinsurance obtained. There were no unearned premiums ceded at September 30, 2026 or December 31,2025.

Uncertain Income Tax Positions: The authoritative GAAP guidance on accounting for, and disclosure of, uncertainty in income tax positions requires the Company to determine whether an income tax position of the Company is more likely than not to be sustained upon examination by the relevant tax authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For income tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements, if any, is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The application of this authoritative guidance has had no effect on the Company’s consolidated financial statements because the Company had no uncertain tax positions at September 30, 2026.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2026

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

Adoption of New Accounting Pronouncements

Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU”) to the FASB Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Except as noted below, there were no significant ASUs adopted during the nine months ended September 30, 2026.

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

FASB ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Capitalization and Disclosure Improvements”. This amendment provides updated guidance on the capitalization of costs related to internal-use software and expands the required disclosures. The objective is to clarify when capitalization is appropriate and to enhance the transparency of financial reporting related to internal-use software development. The amendments in this update are effective for fiscal years beginning after December 15, 2027. Adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

Segment Information: Under GAAP, operating segments are based on the internal information that management uses for allocating resources and assessing performance as the source of the Company’s reportable segments. The Company manages its business on the basis of one operating segment, Web 3/Property and Casualty Reinsurance, in accordance with the qualitative and quantitative criteria established under GAAP. AI GridWorks commenced development-stage activities during the third quarter of 2026 and has not generated revenue to date. The Company’s chief operating decision maker, its Chief Executive Officer, currently reviews AI GridWorks’ results as part of the consolidated results. Management will continue to evaluate whether AI GridWorks constitutes a separate operating segment as its activities develop.

Reclassifications: Any reclassifications of prior period amounts have been made to conform to the current period presentation.

3. CASH AND CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

	At September 30, 2026	At December 31, 2025
	(in thousands)

Cash on deposit	$4,137	$268
Restricted cash held in trust – (Cat Re token program)	3,303	6,708
Restricted cash held in trust – (HCI 2026 token program)*	12,125	-
Total	$19,565	$6,976

*	Including accrued interest of $34,000

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

September 30, 2026

4. FAIR VALUE MEASUREMENTS

Assets Measured at Estimated Fair Value on a Recurring Basis

The following table presents information about the Company’s financial assets measured at estimated fair value on a recurring basis that is reflected in the consolidated balance sheets at carrying value. The table indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value as of September 30, 2026 and December 31, 2025:

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of September 30, 2026	($ in thousands)
Financial Assets:
Cash and cash equivalents	$4,137	$-	$-	$4,137

Restricted cash and cash equivalents – (Cat Re token program)	$3,303	$-	$-	$3,303

Restricted cash and cash equivalents – (HCI 2026 token program)*	$12,125	$-	$-	$12,125

Total	$19,565	$-	$-	$19,565

*	Including accrued interest of $34,000

	Fair Value Measurements Using
	(Level 1)	(Level 2)	(Level 3)	Total
As of December 31, 2025	($ in thousands)
Financial Assets:
Cash and cash equivalents	$268	$-	$-	$268

Restricted cash and cash equivalents	$6,708	$-	$-	$6,708

Total	$6,976	$-	$-	$6,976

There were no transfers between Levels 1, 2 or 3 during the nine-months ended September 30, 2026 and 2025.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2026

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

The Company and its Cayman Islands and BVI subsidiaries intend to conduct substantially all of their reinsurance and tokenization operations in a manner such that they will not be engaged in a trade or business in the U.S. However, because there is no definitive authority regarding activities that constitute being engaged in a trade or business in the U.S. for federal income tax purposes, the Company cannot assure that the U.S. Internal Revenue Service will not contend, perhaps successfully, that the Company or its subsidiary is engaged in a trade or business in the U.S. a foreign corporation deemed to be so engaged would be subject to U.S. federal income tax, as well as branch profits tax, on its income that is treated as effectively connected with the conduct of that trade or business unless the corporation is entitled to relief under an applicable tax treaty.

The Company intends that its subsidiaries organized in the U.S. will conduct its activities in the U.S and will be subject to U.S. federal and state income taxation as a corporation. The Company’s subsidiaries have incurred losses since its formation, no income tax provision or benefit has been recorded.

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

September 30, 2026

6. NOTES PAYABLE / MEZZANINE EQUITY (continued)

Notes Payable to Series 2020-1 noteholders

On June 1, 2020, Oxbridge Re NS entered into a retrocession agreement with Oxbridge Reinsurance Ltd and issued $216,000 of participating notes to provide quota share support for Oxbridge Re’s global property catastrophe excess of loss reinsurance business. These participating notes were designated as Series 2020-1 and matured on June 1, 2023.

The outstanding balance was $118,000 as of September 30, 2026 and December 31, 2025. The cedant under the related reinsurance treaty subsequently declared bankruptcy, and the associated collateral remains restricted within the trust account. The remaining participating note liabilities will be settled if and once the collateral funds (or a portion therefore) held in trust become available.

The income from Oxbridge Re NS operations that are attributable to the participating notes noteholders for the nine-months ended September 30, 2026 and 2025 was $0.

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

September 30, 2026

6. NOTES PAYABLE / MEZZANINE EQUITY (continued)

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

HCI 2026 Series Tokens

On June 30, 2026, SurancePlus completed its private placement of Tokenized Interests and entered into subscription agreements with investors with respect to 300,000 of Tokenized Interests, represented by 100,000 tokenized interests each for HCI 2026 Series A, B and C, with a purchase price of $11.10, $22.12 and $30.01 per token, respectively, with total gross proceeds of $6.3 million. The HCI 2026 Series A, B and C tokens each has a redemption value of $36.31, $49.43 and $35.51 per token, respectively, assuming no related underwriting losses occur. The company earned $501,000 of management fee income on this transaction.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2026

6. NOTES PAYABLE / MEZZANINE EQUITY (continued)

Collateral and Trust Agreements

In relation to the offering of the HCI 2026 Series Tokens disclosed above, on June 30 2026, the Company entered into an initial collateral and additional collateral deposit agreement (“Collateral Deposit Agreement”) with HCI Group. Under the Collateral Deposit Agreement, HCI provided additional collateral totaling $6.19 million directly into three (3) of the Company’s trust accounts (“Series Trust Account”). The Company deposited net proceeds of $5.8 million into Series Trust Accounts to fully collateralize the underlying synthetic exposure. At September 30, 2026, the total amounts held in the Series Trusts Accounts was $12.09 million and disclosed on the consolidated balance sheets.

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

The HCI 2026 Series tokenized interest are carried at their redemption value, assuming no underwriting losses, which includes the interest earned and accrued on the collateral held in the Series Trust Accounts. During the three and nine months ended September 30, 2026, the Company recorded a remeasurement adjustment of $105,000 to accumulated deficit and credited to mezzanine equity.

Summarized Financial Data

The selected unconsolidated historical financial information and other data presented below is derived from SurancePlus’ standalone unaudited financial statements for the three months and nine months periods ended September 30, 2026 and 2025 and the balance sheet data as of September 30, 2026 and December 2025.

Statements of Operations Data:	For Three Months Ended September 30, 2026	For Nine Months Ended September 30, 2026
	(Unaudited)	(Unaudited)

SurancePlus management fee income	$-	$516
Net investment income	114	115
Underwriting related income	77	895
Total revenue	191	1,526
Expenses	(12)	(39)
Income attributable to tokenholders*	(49)	(804)
Net income	$130	$683

*	includes underwriting income of $39,000 and $10,000 for T42 and T20 tokens, respectively, for three months ended September 30, 2026 and $53,000 and $13,000 T42 and T20 tokens, respectively, for nine months ended September 30, 2026.

Balance Sheet Data:	At September 30, 2026	At December 31, 2025
	(Unaudited)	(Unaudited)
	(In thousands)	(In thousands)
Total assets	$16,461	$7,288
Amounts due to tokenholders*	665	1,627
Due to Parent	98	45
Due to affiliate	-	263
HCI 2026 Series Tokens	12,125	-
Total shareholder’s equity	$3,573	$5,353

*	includes underwriting profit of $267,000 (2025: $1,013,000) due to Parent.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2026

7. AI GRIDWORKS LTD.

The Company directly owns 80% of the equity interest in AI GridWorks Ltd. (“AI GridWorks”), formerly DSN Blockchain Technologies Ltd., an exempted company incorporated on February 18, 2022 under the laws of the Cayman Islands. During the quarter ended September 30, 2026, AI GridWorks was restructured from a wholly owned subsidiary of SurancePlus Holdings Ltd. (“SP Holdings”) to a direct 80% owned subsidiary of the Company. AI GridWorks owns 100% of the equity interest in two Delaware limited liability companies, through which it conducts its U.S. activities.

AI GridWorks intends to develop, own, and operate artificial intelligence (“AI”) data centers to address the growing demand for AI computing infrastructure. AI GridWorks plans to pursue data center development projects with capacities ranging from approximately 10 megawatts (“MW”) to 100 MW, with an initial focus on facilities of approximately 50 MW. AI GridWorks may also evaluate larger-scale development opportunities based on customer demand, market conditions, and other strategic considerations. The Company plans to have a separate operating entity for each potential data center site developed.

AI Gridworks and its U.S. subsidiaries are being funded under promissory note agreements with its respective parent entity. As of September 30, 2026, approximately $107,000 had been drawn under the related promissory notes, of which $64,500 related to employee salaries and employment-related expenses.

8. RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

	At September 30, 2026	At September 30, 2025
	(in thousands)

Balance, beginning of period	$91	$-
Incurred related to:
Current period	-	-
Prior period	-	2,293
Total incurred	-	2,293
Paid related to:
Current period	-	(175)
Prior period	-	(2,118)
Total paid	-	(2,293)
Balance, end of period	$91	$-

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

There were no losses incurred during the nine months period ended September 30, 2026. No losses were incurred relating to the 2025/26 treaty.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2026

9. LOSS PER SHARE

A summary of the numerator and denominator of the basic and diluted loss per share is presented below (dollars in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Numerator:
Net loss	$(421)	$(187)	$(223)	$(2,199)

Denominator:
Weighted average shares - basic	8,124,949	7,664,122	8,017,781	7,297,044
Weighted average shares - diluted	8,124,949	7,664,122	8,017,781	7,297,044
Loss per share - basic	$(0.05)	$(0.02)	$(0.03)	$(0.30)
Loss per share - diluted	$(0.05)	$(0.02)	$(0.03)	$(0.30)

For the three-months and nine months period ended September, 2026, 416,250 options to purchase 416,250 ordinary shares were anti-dilutive due to the net losses during this period.

For the three-months and nine-months period ended September 30, 2025, 846,250 options to purchase 846,250 ordinary shares were anti-dilutive due to the net losses during this period.

For the three-months and nine-months period ended September 30, 2026, 1,411,768 warrants to purchase an aggregate of 1,411,768 ordinary shares were anti-dilutive due to the net loss during this period.

For the three-months and nine-months period ended September 30, 2025, 8,230,700 warrants to purchase an aggregate of 8,230,700 ordinary shares were anti-dilutive due to the net losses during this period.

GAAP requires the Company to use the two-class method in computing basic loss per share since holders of the Company’s restricted stock have the right to share in dividends, if declared, equally with common stockholders. These participating securities effect the computation of both basic and diluted income (loss) per share during the periods ended September 30, 2026 and 2025.

10. EQUITY

Ordinary Shares

There were 8,178,577 and 7,664,122 ordinary shares outstanding at September 30, 2026 and December 31, 2025, respectively.

During the nine months ended September 30, 2026, we have sold 337,203 ordinary shares under the ATM program for gross proceeds of $413,000 at an average price of $1.22 per share. After deducting commissions related to the ATM offering of $13,000 the net proceeds we received from the transactions were $400,000. The proceeds from the ATM sales are being used for general corporate purposes.

WARRANTS

On January 29, 2024, the Company extended the expiration date of the warrants (NASDAQ: OXBRW) (the “Warrants”) to 5:00 p.m. Philadelphia time on the earlier to occur of (a) March 26, 2029 and (b) the date fixed for cancellation by the Company following any 20-trading day period in which the Company’s ordinary shares traded above $9.38 per share for at least ten trading days.

There were 8,230,700 warrants outstanding at September 30, 2026 and December 31, 2025. One warrant may be exercised to acquire one ordinary share at an exercise price equal to $7.50 per share on or before March 26, 2029. The Company at its option may cancel the warrants in whole or in part, provided that the closing price per ordinary share has exceeded $9.38 for at least ten trading days within any period of twenty consecutive trading days, including the last trading day of the period. No warrants were exercised during the periods ended September 30, 2026 and 2025.

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

September 30, 2026

11. DIVIDENDS

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

12. SHARE-BASED COMPENSATION

On August 28, 2025, the Company adopted the 2025 Omnibus Incentive Plan (the “2025 Plan”), which automatically terminated the 2021 Plan. The 2025 Plan provides that 1,569,514 of our ordinary shares are reserved for issuance under the Plan, and such number of shares is the maximum number of shares that may be issued pursuant to the exercise of incentive stock options within the meaning of the U.S. Internal Revenue Code. The number of shares available under the 2025 Plan will also increase annually on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2026, and continuing until (and including) the fiscal year ending December 31, 2035, with such annual increase equal to an amount equal to the lesser of (1) 5% of the number of Shares outstanding on December 31st of the immediately preceding fiscal year, and (2) an amount determined by the Company’s Board of Directors. The number of ordinary shares reserved under the Plan will be depleted by the maximum number of shares, if any, that may be issuable under an award at the time of grant.

On January 2, 2026 137,252 restricted stock was awarded under the 2025 Plan. For the period ending September 30, 2026 60,000 restricted stock was awarded, and 20,000 restricted stock was forfeited under the 2025 Plan. At September 30, 2026, there were 1,392,262 shares available for grant under the 2025 Plan.

Stock options

Stock options granted and outstanding under the Plan vests quarterly over four years and are exercisable over the contractual term of ten years.

A summary of the stock option activity for the nine-month periods ended September 30, 2026 and 2025 are as follows:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2024	846,250	$4.63	4.8 years	$-
Forfeited	(180,000)	$6.00
Exercised during the quarter	(290,000)	$2.00
Outstanding at March 31, 2025	376,250	$6.01	4.92 years	$-
Exercisable at March 31, 2025	376,250	$6.01	4.92 years	$-

Outstanding at June 30, 2025	376,250	$6.01	4.67 years	$-
Exercisable at June 30, 2025	376,250	$6.01	4.67 years	$-
Granted	75,000	$2.5
Outstanding at September 30, 2025	451,250	$5.42	5.27 years	$-
Exercisable at September 30, 2025	380,938	$5.96	4.49 years	$-

Outstanding at December 31, 2025	451,250	$5.92	4.30 years	$-
Outstanding at March 31, 2026	451,250	$5.42	4.81 years	$-
Exercisable at March 31, 2026	390,313	$5.88	4.12 years	$-
Outstanding at June 30, 2026	451,250	$5.42	4.56 years	$-
Exercisable at June 30, 2026	395,000	$5.84	3.93 years	$-
Forfeited	(35,000)	$6.00
Outstanding at September 30, 2026	416,250	$5.37	4.73 years	$-
Exercisable at September 30, 2026	399,688	$5.78	4.16 years	$-

Compensation expense recognized for the nine-month periods ended September 30, 2026 and 2025 totaled $23,000 and $8,000, respectively. Compensation expense is included in general and administrative expenses. At September 30, 2026, there was approximately $85,302 of total unrecognized compensation expense related to non-vested stock options granted under the Plans.

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

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2026

12. SHARE-BASED COMPENSATION (cont’d)

Restricted Stock Awards (cont’d)

During the nine-month periods ended September 30, 2026 and 2025, the Company granted 197,252 and 126,162 shares of restricted stock, respectively, to directors and employees under the 2025 and 2021 Plan respectively. Information with respect to the activity of unvested restricted stock awards during the periods ended September 30, 2026 and 2025 is as follows (share amounts not in thousands):

	Weighted-
	Number of	Weighted-
	Restricted	Average
	Stock	Grant Date
	Awards	Fair Value

Nonvested at December 31, 2024	38,715
Granted	83,162	$1.07
Vested	(54,965)	$1.07
Nonvested at March 31, 2025	66,912

Vested	(22,250)	$1.07
Nonvested at June 30, 2025	44,662

Granted	43,000	$2.25
Vested	(33,000)	$1.07
Forfeited	(12,000)	$2.25
Nonvested at September 30, 2025	42,662

Nonvested at December 31, 2025	18,581
Granted	137,252	$1.31
Vested	(33,831)	$2.20
Nonvested at March 31, 2026	122,002
Granted	-	$-
Vested	(24,750)	$1.49
Nonvested at June 30, 2026	97,252
Granted	60,000	$1.56
Forfeited	(20,000)	$1.64
Vested	(48,626)	$1.31
Nonvested at September 30, 2026	88,626

Compensation expense recognized for the nine-month periods ended September 30, 2026 and 2025 totaled $175,000 and $324,000, respectively and is included in general and administrative expenses. At September 30, 2026, there was approximately $125,000 unrecognized compensation expense related to non-vested restricted stock granted under the Plan, which the Company expects to recognize over a weighted-average period of eleven (11) months.

13. NET WORTH FOR REGULATORY PURPOSES

The subsidiaries are subject to a minimum and prescribed capital requirement as established by CIMA. Under the terms of their respective licenses, Oxbridge Reinsurance Limited and Oxbridge Re NS are required to maintain a minimum and prescribed capital requirement of $500 in accordance with the relevant subsidiary’s approved business plan filed with CIMA.

At September 30, 2026, Oxbridge Reinsurance Limited’s net worth of $65,000 exceeded the minimum and prescribed capital requirement. For the nine-month periods ended September 30, 2026 and 2025, Oxbridge Reinsurance Limited’s net income was approximately $13,000 and $5,000, respectively.

At September 30, 2026, the Oxbridge Re NS’ net worth of $712,000 exceeded the minimum and prescribed capital requirement. For the nine-month periods ended September 30, 2026 and 2025 the Oxbridge Re NS’ net income was approximately $138,000 and $62,000, respectively.

The Subsidiaries are not required to prepare separate statutory financial statements for filing with CIMA, and there were no material differences between the Subsidiaries’ GAAP capital, surplus and net (loss) income, and its statutory capital, surplus and net (loss) income as of September 30, 2026 or for the period then ended.

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2026

14. FAIR VALUE AND CERTAIN RISKS AND UNCERTAINTIES

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

Concentrations of Credit and Counterparty Risk

The Company markets retrocessional and reinsurance policies worldwide through its brokers. Credit risk exists to the extent that any of these brokers may be unable to fulfill their contractual obligations to the Company. For example, the Company is required to pay amounts owed on claims under policies to brokers. In some jurisdictions, if a broker fails to make such a payment, the Company might remain liable to the ceding company for the deficiency. In addition, in certain jurisdictions, when the ceding company pays premiums for these policies to brokers, these premiums are considered to have been paid and the ceding insurer is no longer liable to the Company for those amounts, whether or not the premiums have actually been received.

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

September 30, 2026

15. LEASES

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

The components of lease expense and other lease information as of and during the nine-month periods ended September 30, 2026 and 2025 are as follows:

	For the Nine-Month Period	For the Nine-Month Period
(in thousands)	Ended September 30, 2026	Ended September 30, 2025
Operating Lease Cost (1)	$86	$86

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$86	$86

(1)	Includes short-term leases

(in thousands)	At September 30, 2026	At December 31, 2025
Operating lease right-of-use assets	$34	$43

Operating lease liabilities	$34	$43

Weighted-average remaining lease term - operating leases	0.32 years	1.75 years

Weighted-average discount rate - operating leases	8.46%	9.5%

Future minimum lease payments under non-cancellable leases as of September 30, 2026 and December 31, 2025, reconciled to our discounted operating lease liability presented on the consolidated balance sheets are as follows:

(in thousands)	At September 30, 2026	At December 31, 2025

2026	$29	$39
2027	6	6
Total future minimum lease payments	$35	$45

Less imputed interest	(1)	(2)
Total operating lease liability	$34	$43

OXBRIDGE RE HOLDINGS LIMITED AND SUBSIDIARIES

Notes to Consolidated Financial Statements (unaudited)

September 30, 2026

16. RELATED PARTY TRANSACTIONS

HCI and Tailrow Insurance exchange (“HCI”) Contract

During the nine months ended September 30, 2025, the Company entered into a reinsurance agreement with HCI, which is a related entity through common directorship. This contract expired at May 31, 2026. At September 30, 2026, there are no balances relating to the reinsurance agreement with HCI on the consolidated balance sheets. During the nine-month period ended September 30, 2026, included within assumed premiums, change in unearned premium reserve and policy acquisition costs and underwriting expenses on the consolidated statements of operations are amounts equal to $0, $430,000 and $47,000, respectively.

HCI 2026 Series Tokens and Collateral and Trust Agreements

During the nine months ended September 30, 2026, the Company completed the HCI 2026 Series A, B and C tokenized interests offering and entered into related collateral and trust agreements with HCI Group. Refer to Note 6.

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

17. SUBSEQUENT EVENTS

We evaluate all subsequent events and transactions for potential recognition or disclosure in our consolidated financial statements. There were no events subsequent to September 30, 2026 for which disclosure was required.

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

GENERAL

The following is a discussion and analysis of our results of operations for the nine-month periods ended September 30, 2026 and 2025 and our financial condition as of September 30, 2026 and December 31, 2025. The following discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2026. References to “we,” “us,” “our,” “our company,” or “the Company” refer to Oxbridge Re Holdings Limited and its subsidiaries, Oxbridge Reinsurance Limited, Oxbridge Re NS, SurancePlus Holdings Ltd., SurancePlus, Inc. and AI GridWorks Ltd., unless the context dictates otherwise.

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

On July 12, 2024, SurancePlus completed a private placement. The aggregate amount raised in the Private Placement was $2,878,048 Participation Shares represented by digital tokens issued under a 3-year Participation Share Investment Contract (for the issuance of 287,705 of the Participation Shares represented by the digital tokens, of which approximately $1,469,000 was received from third-party investors and approximately $1,409,000 was received from Oxbridge Re Holdings Limited.

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

T20 / T42 / HCI 2026 Series Tokens

On June 30, 2026, SurancePlus completed its private placement (the “2026 Private Placement”) of tokenized reinsurance securities. On June 30, 2026, SurancePlus entered into subscription agreements with investors in the 2026 Private Placement with respect to 300,000 of Tokenized Interests represented by the digital tokens HCI 2026 Series and the Participation Shares represented by the T42 / T20 Tokens. 300,000 of tokenized interests are represented by 100,000 HCI 2026 Series A tokenized interests at a purchase price of $11.10 per token representing gross proceeds of $1.1 million with a redemption value of $36.31 per token assuming no losses, 100,000 HCI 2026 Series B tokenized interests at a purchase price of $ 22.12 per token representing gross proceeds of $2.2 million with a redemption value of $49.43 per token assuming no losses and 100,000 HCI 2026 Series C tokenized interests at a purchase price of $30.01 per token representing gross proceeds of $3 million with a redemption value of $35.51 per token assuming no losses. 78,177 of the Participation Shares represented by the T42 Tokens (46,261 tokens) and T20 Tokens (31,916 tokens) at a purchase price of $10.00 per Participation Share for aggregate gross proceeds of $781,767 out of which approximately $744,623 was received from Oxbridge Re Holdings Limited and $37,143 was received from third party investors. The T42 Tokens and T20 Tokens were issued on the Solana blockchain. Ownership of the T42 and T20 tokenized Participation Shares indirectly conferred fractionalized interests in reinsurance contracts underwritten by Oxbridge Re’s reinsurance subsidiary, Oxbridge Re NS, for the 2026-2027 treaty year. The Participation Shares are not shares in SurancePlus and have no preemptive right or conversion rights. The Participation Shares solely conferred contractual rights against SurancePlus as contained in the PSIC.

Formation of AI GridWorks

AI GridWorks Ltd. (“AI GridWorks”), a direct 80% owned subsidiary of Oxbridge Re Holdings Limited, was incorporated as a Cayman Islands Company on February 18, 2022 for the purposes of development and ownership of AI data centers and related infrastructure.

AI GridWorks Ltd. (“AI GridWorks”) intends to develop, own, and operate artificial intelligence (“AI”) data centers to address the growing demand for AI computing infrastructure. AI GridWorks plans to pursue data center development projects with capacities ranging from approximately 10 megawatts (“MW”) to 100 MW, with an initial focus on facilities of approximately 50 MW. AI GridWorks may also evaluate larger-scale development opportunities based on customer demand, market conditions, and other strategic considerations.

In connection with its planned operations, AI GridWorks is in the process of establishing the technical, operational, and development capabilities necessary to execute its business strategy, including expertise in power infrastructure, real estate, engineering, construction, and data center operations. As projects progress, AI GridWorks expects to engage third-party engineering, construction, and technology service providers, as appropriate.

On August 14, 2026, AI GridWorks entered into a promissory note agreement with Oxbridge Re Holdings Limited (“Oxbridge”), effective July 14, 2026, pursuant to which Oxbridge agreed to make available financing of up to $500,000. Under the terms of the agreement, AI GridWorks may draw funds against the promissory note to finance its operating activities and other business requirements, subject to the terms and conditions of the agreement. The promissory note bears no interest and be payable on the earlier of (a) the date on which the Maker consummates a major corporate financing, transaction or initial business combination, (b) the date of the liquidation of the Maker or (c) the date on which the Payee demands full or partial payment, at its sole discretion. As of September 30, 2026, approximately $107,000 had been drawn under the promissory note, of which approximately $64,500 related to employee salaries and employment-related expenses.

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

During the period ended September 30, 2026, we have sold 337,203 ordinary shares under the ATM program for gross proceeds of $413,000 at an average price of $1.22 per share. After deducting commissions related to the ATM offering of $13,000, the net proceeds we received from the transactions were $400,000. The proceeds from the ATM sales are being used for general corporate purposes.

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

RESULTS OF OPERATIONS

The following is our consolidated statement of operations and performance ratios for the three and nine month periods ended September, 2026 and 2025 (dollars in thousands, except per share amounts):

	Three Months Ended September, 30		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenue
Assumed premiums	$-	$-	$314	$2,222
Change in unearned premiums reserve	86	555	696	(490)

Net premiums earned	86	555	1,010	1,732
SurancePlus management fee income	-	-	501	1
Net investment and other income	175	79	312	251
Realized gain on other investments	-	-	-	35
Unrealized loss on other investments	-	-	-	(20)
Change in fair value of equity securities	-	11	-	2

Total revenue	261	645	1,823	2,001

Expenses
Losses and loss adjustment expenses	-	-	-	2,293
Policy acquisition costs and underwriting expenses	9	61	114	191
General and administrative expenses	638	754	1,763	2,515

Total expenses	647	815	1,877	4,999

(Loss) before income / loss attributable to tokenholders and non-controlling interests	(386)	(170)	(54)	(2,998)

(Income) loss attributable to tokenholders	(3)	(2)	(5)	697

(Loss) before (income) loss attributable to non-controlling interests	(389)	(172)	(59)	(2,301)

(Income) loss attributable to non-controlling interests	(32)	(15)	(164)	102

Net loss attributable to ordinary shareholders	$(421)	$(187)	$(223)	$(2,199)

Loss per share attributable to ordinary shareholders
Basic and Diluted	$(0.05)	$(0.02)	$(0.03)	$(0.30)

Performance ratios to net premiums earned
Loss ratio	0.0%	0.0%	0.0%	132.4%
Acquisition cost ratio	10.5%	11.0%	11.3%	11.0%
Expense ratio	752.3%	146.8%	185.8%	156.2%
Combined ratio	752.3%	146.8%	185.8%	288.6%

General. Net loss for the quarter ended September 30, 2026 was $421,000, or ($0.05) basic and diluted loss per share compared to a net loss of $187,000 or ($0.02) basic and diluted loss per share, for the quarter ended September 30, 2025. The increase in net loss is primarily due to a decline in net premiums earned for the period ended September 30, 2026, partially offset by higher net investment and other income and lower general and administrative expenses.

Net loss for the nine months ended September 30, 2026 was $223,000, or ($0.03) basic and diluted loss per share compared to a net loss of $2.19 million or ($0.30) basic and diluted loss per share, for the nine months ended September 30, 2025. The decrease in net loss is primarily due to a decrease in loss and loss adjustment expenses as there were no underwriting losses recorded for the period ended September 30, 2026. SurancePlus management fee income along with reduced professional fees and overall compensation contributed towards the decrease in net loss for the nine-month period ended September 30, 2026.

Premium Income. Net premiums earned typically reflects the pro rata inclusion into income of premiums assumed over the life of the reinsurance contracts.

Net premiums earned for the quarter ended September 30, 2026 decreased to $86,000 from $555,000 for the quarter ended September 30, 2025. The decrease is due to a lower amount of capital deployed into reinsurance contracts during the quarter when compared to the prior period.

Net premiums earned for the nine months ended September 30, 2026 decreased to $1.01 million from $1.73 million for the nine-month ended September 30, 2025. The decrease is due to a lower amount of capital deployed into reinsurance contracts during the nine-month period ended September 30, 2026 when compared to the prior period.

Losses Incurred. There were no losses incurred during the three-month period ending September 30, 2026 and 2025.

There were no losses incurred during the nine-month period ending September 30, 2026. During the nine- month period ending September 30, 2025, one of the reinsurance contracts experienced adverse loss development and a full limit loss of $2.3 million was recognized.

Policy Acquisition Costs. Acquisition costs represent the amortization of the brokerage fees and federal excise taxes incurred on reinsurance contracts placed. Policy acquisition costs for the three-months ending September 30, 2026 decreased to $9,000 from $61,000 for the quarter ending September 30, 2025. The decrease is due to the lower level of capital deployed in contracts in force in the quarter ended September 30, 2026, and the resulting acquisition costs, when compared to the rates on contracts in the prior-year period.

Policy acquisition costs for the nine-months ending September 30, 2026 decreased to $114,000 from $191,000 for the nine months ending September 30, 2025. The decrease is due to the to the lower level of capital deployed in contracts in force in the nine-months ended September 30, 2026, and the resulting acquisition costs, when compared to the rates on contracts in the prior-year period.

General and Administrative Expenses. General and administrative expenses for the quarter ended September 30, 2026 decreased to $638,000 from $754,000 for the quarter ended September 30, 2025. Reduced professional fees and overall compensation contributed toward the decrease for the quarter.

General and administrative expenses for the nine-months ended September 30, 2026 decreased to $1.8 million from $2.5 million for the nine-months ended September 30, 2025. Reduced professional fees and overall compensation contributed towards the decrease for the nine month period ended September 30, 2026.

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

Loss Ratio. The loss ratio is the ratio of losses and loss adjustment expenses incurred to premiums earned and measures the underwriting profitability of our reinsurance business. The loss ratio remained consistent at 0% for the three-month period ended September 30, 2026 when compared with prior comparative period.

The loss ratio decreased to 0% from 132.4% for the nine-month period ended September 30, 2026 when compared with prior comparative period. This was due to no losses being recognized for the nine-month period ending September 30, 2026 whereas a full limit loss was recognized for one of the reinsurance contracts during the nine-month period ending September 30, 2025.

Acquisition Cost Ratio. The acquisition cost ratio is the ratio of policy acquisition costs to net premiums earned. The acquisition cost ratio measures our operational efficiency in producing, underwriting and administering our reinsurance business.

The acquisition cost ratio decreased marginally to 10.5% from 11% for the quarter ending September 30, 2026 when compared to prior comparable period. The decrease in acquisition cost ratio is due to reduced net premiums earned during the period ending September 30, 2026 when compared to prior comparable period.

The acquisition cost ratio increased marginally to 11.3% from 11% for the nine month period ending September 30, 2026 when compared to prior comparable period. The increase in acquisition cost ratio is due to reduced net premiums earned and marginal premium adjustments recognized during the period ending September 30, 2026 when compared to prior comparable period.

Expense Ratio. The expense ratio is the ratio of policy acquisition costs and general and administrative expenses to net premiums earned. We use the expense ratio to measure our operating performance. For the quarter ended September 30, 2026, the expense ratio increased to 752.3%, from 146.8% for the quarter ended September 30, 2025. The increase is primarily due to reduced net premiums earned during the quarter, when compared with the prior year period.

For the nine-month period ended September 30, 2026, the expense ratio increased to 185.8%, from 156.2% for the nine-month period ended September 30, 2025. The increase is primarily due to reduced net premiums earned during the nine months period ended September 30, 2026, when compared with the prior year period.

Combined Ratio. We use the combined ratio to measure our underwriting performance. The combined ratio is the sum of the loss ratio and the expense ratio. For the quarter ended September 30, 2026, the combined ratio increased to 752.3%, from 146.8% for the quarter ended September 30, 2025. The increase is primarily due to reduced net premiums earned during the quarter, when compared with the prior year period.

For the nine-month period ended September 30, 2026, the combined ratio decreased to 185.8%, from 288.6% for the nine-month period ended September 30, 2025. The decrease is primarily due to reduced net premiums earned during the nine months period ended September 30, 2026, when compared with the prior year period.

FINANCIAL CONDITION –September 30, 2026 COMPARED TO DECEMBER 31, 2025

Cash and cash equivalents, and restricted cash and cash equivalents. As of September 30, 2026, our restricted cash and cash equivalents increased by $12.59 million to $19.57 million, from $6.98 million as of December 31, 2025. The increase is the net result of the investment in the new tokenized securities, release of collateral from 25-26 reinsurance treaty contracts and premium deposits made during the nine months ending September 30, 2026.

Notes Payable to Noteholders. As of September 30, 2026, our notes payable remained at $118,000 as there were no redemptions during the period.

Mezzanine Equity – Tokenholders. As of September 30, 2026, amounts due to tokenholders increased to $12.6 million from $518,000 at December 31, 2025. The increase is due to the investment in new tokenized securities and the recognition of nine months of underwriting-relating income that is attributable to third-party tokenholders.

Unearned Premiums Reserve. As of September 30, 2026, our unearned premiums reserve decreased by $696,000, to $230,000 from $926,000 at December 31, 2025. The decrease is due to change in unearned premium reserves for the nine month period ended September 30, 2026.

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

Sources and Uses of Funds

Our sources of funds primarily consist of premium receipts (net of brokerage fees and federal excise taxes, where applicable) and investment income, including interest, dividends and realized gains. We use cash to pay losses and loss adjustment expenses, other underwriting expenses, dividends, and general and administrative expenses. Substantially all our surplus funds, net of funds required for cash liquidity purposes, are invested in accordance with our business plan and investment guidelines. Our current investment portfolio is primarily comprised of cash.

As of September 30, 2026, we believe we had sufficient cash flows from operations to meet our liquidity requirements in the short term. We expect that our operational needs for liquidity will be met by cash, investment income, sales under our existing ATM facilities, funds generated from underwriting activities and/or proceeds from the short-term loan we secured, which we settled in June 2026. We may issue debt in the foreseeable future to the extent the Company elects to proceed with the land acquisitions in amounts sufficient to finance the purchase of the properties it ultimately elects to acquire and we expect to fund our operations for the foreseeable future from operating cash flows, as well as from current and potential future equity offerings.

Although Oxbridge Re Holdings Limited is not subject to any significant legal prohibitions on the payment of dividends, its subsidiaries Oxbridge Reinsurance Limited and Oxbridge Re NS are subject to Cayman Islands regulatory constraints that affect its ability to pay dividends to us and include a minimum net worth requirement. Currently, the minimum net worth requirement for each subsidiary is $500. As of September 30, 2026, each subsidiary exceeded the minimum required. By law, each subsidiary is restricted from paying a dividend if such a dividend would cause its net worth to drop to less than the required minimum.

Cash Flows

Our cash flows from operating, investing, and financing activities for the nine-month periods ended September 30, 2026 and 2025 are summarized below.

Cash Flows for the nine months ended September 30, 2026 (in thousands)

Net cash used in operating activities for the nine-months ended September 30, 2026 totaled $374, which consisted primarily of cash received net written premiums less cash disbursed for operating expenses. Net cash provided by financing activities was $12.960 and primarily consisted of the proceeds from investment in new tokenized securities.

Cash Flows for the nine months ended September 30, 2025 (in thousands)

Net cash used in operating activities for the nine months ended September 30, 2025 totaled $1,781, which consisted primarily of cash received net written premiums less cash disbursed for operating expenses. Net provided by investing activities was $63, which consisted of consideration received on sale of our investment in Jet.AI. Net cash provided by financing activities was $3,001 which consisted of net proceeds from issuance of ordinary shares through the Company’s ATM facility and the registered direct offering completed during the period.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2026, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Report on Form 10-Q (September 30, 2026). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including the principal executive officer and principal financial officer to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any litigation or arbitration. We anticipate that, similar to the rest of the insurance and reinsurance industry, we will be subject to litigation and arbitration in the ordinary course of business.

Item 1A. Risk Factors

There have been no material changes to our risk factors during the nine-months ended September 30, 2026.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit No.	Document

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934.

32	Written Statement of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350.

101	The following materials from Oxbridge Re Holdings Limited’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Shareholders’ Equity and (vs) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OXBRIDGE RE HOLDINGS LIMITED

Date: November 9, 2026	By:	/s/ JAY MADHU
Jay Madhu
Chief Executive Officer and President (Principal Executive Officer)

Date: November 9, 2026	By:	/s/ WRENDON TIMOTHY
Wrendon Timothy
Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

